Form 10-Q
period 2005-06-30
KENEXA CORP
filed 2005-08-12
CIK 1114714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number 000-51358

Kenexa Corporation

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-3024013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

650 East Swedesford Road Wayne, PA	19087
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (610) 971-9171

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 9, 2005, 17,444,174 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries

FORM 10-Q

Quarter Ended June 30, 2005

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

Kenexa Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30, 2005	December 31, 2004
Assets

Current assets
Cash and cash equivalents	$24,774	$9,494
Accounts receivable, net of allowance for doubtful accounts of $360 and $288	10,905	7,948
Unbilled receivables	752	541
Deferred income taxes	1,386	1,023
Prepaid expenses and other current assets	1,895	1,345

Total current assets	39,712	20,351
Property and equipment, net of accumulated depreciation	3,204	2,469
Software, net of accumulated depreciation	852	1,206
Goodwill	8,535	8,535
Intangible assets, net of accumulated amortization	50	52
Deferred financing costs, net of accumulated amortization	97	126
Other assets	494	549

Total assets	$52,944	$33,288

See accompanying notes to the consolidated financial statements

Kenexa Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30, 2005	December 31, 2004
Liabilities and Shareholders’ Equity / (Deficiency)

Current liabilities
Accounts payable	$1,535	$1,664
Commissions payable	741	569
Other accrued liabilities	2,069	1,377
Accrued compensation and benefits	2,608	3,487
Deferred revenue	8,655	6,650
Capital lease obligations	170	199

Total current liabilities	15,778	13,946

Capital lease obligations, less current portion	223	277
Other liabilities	77	101
Shares subject to mandatory redemption
Series A preferred stock, stated value $1,000; 30,000 shares authorized; 29,953 shares outstanding; redemption value of $0 and $45,601 respectively	—	41,727
Series B preferred stock, stated value $1,000; 12,042 shares authorized and outstanding; redemption value of $0 and $19,471 respectively	—	17,178

Total liabilities	16,078	73,229

Commitments and contingencies
Redeemable class B common stock, par value $0.01; 200,000 shares authorized; 54,479 shares issued and outstanding at December 31, 2004	—	5,291
Redeemable class C common stock, par value $0.01; 2,000,000 shares authorized; 1,526,813 shares issued and outstanding at December 31, 2004	—	4,571

Shareholders’ equity (deficiency)
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 16,694,513 and 7,982,628 shares issued respectively	167	79
Additional paid-in capital	89,230	3,682
Deferred stock compensation	(1,280)	—
Notes receivable for class A common stock	(304)	(519)
Treasury stock, shares class A common stock, 0 and 2,410,138, respectively, at cost	—	(8,772)
Accumulated other comprehensive income	38	95
Accumulated deficit	(50,985)	(44,368)

Total shareholders’ equity / (deficiency)	36,866	(49,803)
Total liabilities and shareholders’ equity / (deficiency)	$52,944	$33,288

See accompanying notes to the consolidated financial statements.

Kenexa Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
Subscription revenue	$12,122	$8,921	$22,993	$17,104
Other revenue	3,883	2,485	7,344	4,322

Total revenue	16,005	11,406	30,337	21,426

Cost of revenue (exclusive of depreciation, show separately below)	4,597	2,736	8,657	5,040

Gross profit	11,408	8,670	21,680	16,386

Operating expenses:
Sales and marketing	3,927	3,383	7,530	6,689
General and administrative	3,563	2,471	6,876	4,680
Research and development	957	1,201	2,077	2,128
Depreciation and amortization	505	569	1,057	1,176

Total operating expenses	8,952	7,624	17,540	14,673

Income from operations before income taxes and interest expense	2,456	1,046	4,140	1,713

Interest (income) expense	(15)	47	(3)	95

Interest on mandatory redeemable shares	(5,138)	2,085	3,396	4,153

Income (loss) from operations before income tax	7,609	(1,086)	747	(2,535)

Income tax expense on operations	219	60	259	62

Net income (loss)	7,390	(1,146)	488	(2,597)

Accretion of redeemable class B common shares and class C common shares	(38,692)	(255)	(41,488)	(510)

Net income (loss) available to common shareholders	$(31,302)	$(1,401)	$(41,000)	$(3,107)

Basic and diluted net loss per share to common shareholders	$(5.29)	$(0.23)	$(7.38)	$(0.51)

Weighted average shares used to compute net loss to common shareholders per common share – basic and diluted	5,912,928	6,033,834	5,554,433	6,033,834

See accompanying notes to the consolidated financial statements.

Kenexa Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$488	$(2,597)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,057	1,176
Amortization of deferred financing fees	45	41
Bad debt expense	111	265
Accrued interest on mandatory redeemable preferred stock	3,396	4,153
Changes in assets and liabilities
Accounts and unbilled receivables	(3,278)	(1,187)
Deferred income taxes	(363)	—
Prepaid expenses and other current assets	(550)	(363)
Other assets	55	29
Accounts payable	(431)	(362)
Accrued compensation and other accrued liabilities	274	(227)
Commissions payable	172	121
Deferred revenue	2,006	415
Other liabilities	(24)	(20)

Net cash provided by operating activities	2,958	1,444

Cash flows from investing activities
Capital expenditures	(1,394)	(583)

Net cash used in investing activities	(1,394)	(583)

See accompanying notes to the consolidated financial statements.

Kenexa Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from financing activities
Net repayments under line of credit agreement	—	(1,558)
Repurchase of common shares	(515)	—
Collections of notes receivable	65	—
Net proceeds from initial public offering	54,364	—
Redemption of series A and B preferred stock	(40,000)	—
Deferred financing costs	(16)	(5)
Repayments of capital lease obligations	(126)	(191)

Net cash provided by (used in) financing activities	13,772	(1,754)

Effect of exchange rate changes on cash and cash equivalents	(56)	28

Net increase (decrease) in cash and cash equivalents	15,280	(865)

Cash and cash equivalents at beginning of period	9,494	3,078

Cash and cash equivalents at end of period	$24,774	$2,213

Supplemental disclosures of cash flow information

Cash paid (received) during the period for:
Interest	$68	$(27)

Income taxes	$126	$346

Non-cash investing and financing activities
Accretion of class B and class C common stock to redemption value	$38,692	$255
Redemption and conversion of class B and C common stock to class A common stock	51,351	—

Notes receivable for class A common stock applied against accrued bonus	150	—

See accompanying notes to the consolidated financial statements.

Kenexa Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

All amounts are in thousands, except share and per share amounts, unless noted otherwise.

1. Organization

Kenexa Corporation, and its subsidiaries (collectively the “Company”), commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Between 1994 and 1998, the Company acquired 15 businesses that enabled it to offer comprehensive human capital management, or HCM, services integrated with web-based technology. Currently, the Company transacts business primarily through its wholly owned subsidiary, Kenexa Technology, Inc. The Company operates in one segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Results.

The accompanying financial statements for the three and six months ended June 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three and six months ended June 30, 2005 and 2004 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or eliminated. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other interim period.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Kenexa Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with the internet hosting arrangements. These costs are deferred over the implementation period, typically three to four months, and are expensed ratably over the subscription period, typically one to three years. These amounts aggregated $452 and $704 at December 31, 2004 and June 30, 2005, respectively. The current portion of these deferred costs of $448 and $580 at December 31, 2004 and June 30, 2005, respectively, are included in other current assets and the noncurrent portion of $165 and $124 at December 31, 2004 and June 30, 2005, respectively, are included in other assets in the accompanying consolidated balance sheets.

Software Developed for Internal Use

In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, the Company applies AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this report.

The Company capitalized internal-use software costs for the three and six months ended June 30, 2005 of $133 and $264, respectively. Amortization of capitalized internal-use software costs for the three and six months ended June 30 2005 were $155 and $357, respectively.

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription revenue for solutions, which is comprised of subscription fees from clients accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from clients purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete professional services. Because the Company provides its solution as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. On August 1, 2003, the Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the client;

•	The collection of the fees is probable; and

•	The amount of fees to be paid by the client is fixed or determinable.

Subscription fees and support revenues are recognized on a monthly basis over the lives of the contracts. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Discrete professional services and other revenues, when sold with subscription and support offerings, are accounted for separately since these services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the delivered elements. The Company’s arrangements do not contain general rights of return. Additionally, when professional services are sold with other elements, the consideration from the revenue arrangement is allocated among the separate elements based upon the relative fair value. Professional services and other revenues are recorded as follows: Consulting revenues are recognized upon completion of the contracts that are of short duration (generally less than 60 days) and as the services are rendered for contracts of longer duration.

In determining whether revenues from professional services can be accounted for separately from subscription revenue, the Company considers the following factors for each agreement: availability from other vendors, whether objective and reliable evidence of fair value exists of the undelivered elements, the nature and the timing of when the agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the client’s satisfaction with the other services. If the professional service does not qualify for separate accounting, the Company recognizes the revenue ratably over the remaining term of the subscription contract. In these situations the Company defers the direct and incremental costs of the professional service over the same period as the revenue is recognized.

Deferred revenue represents payments received or accounts receivable from the Company’s clients for amounts billed in advance of subscription services being provided.

The Company records ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the three and six months ended June 30, 2005, reimbursed expenses totaled $314 and $684 respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management’s judgment and historical experience. At December 31, 2004 and June 30, 2005, self-insurance accruals totaled $205 and $330, respectively. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries. The clients are concentrated primarily in the Company’s U.S. market area. At June 30, 2005, the Company had no clients that represented more than 10% of the net accounts receivable balance. There were no clients that individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100. Certain operating cash accounts may exceed the FDIC limits.

Earnings (Loss) Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company had a net loss available to common shareholders for all periods presented. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding for the three and six months ended June 30, 2005 and June 30, 2004 were not included in the computation of diluted earnings per share for the years then ended as they were antidilutive.

	Three Months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$7,390	$(1,146)	$488	$(2,597)
Accretion of redeemable class B common stock and redeemable class C common stock	(38,692)	(255)	(41,488)	(510)

Net (loss) available to common shareholders	$(31,302)	$(1,401)	$(41,000)	$(3,107)

Weighted average shares used to compute net loss available to common shareholders per common share—basic	5,912,928	6,033,834	5,554,733	6,033,834

Basic and diluted net loss per share to common shareholders	$(5.29)	$(0.23)	$(7.38)	$(0.51)

Stock-Based Compensation

The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s common stock over the amount an employee or director must pay to acquire this stock. Compensation for equity instruments, such as stock options, granted to non-employees is expensed when issued based on the fair value of the equity instruments issued or the consideration received, whichever is more reliably measured.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, with a risk-free interest rate of 4.5% and a volatility of 51.3% for the six months ended June 30, 2005, no expected dividend yield and using the expected life of the option.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$7,390	$(1,146)	$488	$(2,597)
Add: stock based employee compensation expense included in reported net income, net of tax	113	—	395	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	115	2	235	5

Pro forma net income (loss)	$7,388	$(1,148)	$648	$(2,602)

Accretion of redeemable class B common stock, class C common stock, series A preferred stock and series B preferred stock	(38,692)	(255)	(41,488)	$(510)

Net (loss) available to common shareholders	$(31,304)	$(1,403)	$(40,840)	$(3,112)

Basic and diluted (loss) per share as reported:	$(5.29)	$(0.23)	$(7.38)	$(0.51)

Pro forma	$(5.29)	$(0.23)	$(7.35)	$(0.52)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable and accounts payable at June 30, 2005 and December 31, 2004 approximate fair value of these instruments. Redeemable preferred stock is carried at fair value, based upon redemption requirements.

Recent Accounting Pronouncements

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition

In March 2005, the Financial Accounting Standards Board (the FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations , an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of this pronouncement are effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of Interpretation No. 47 to have any material financial statement impact.

In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment,” an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees effective as of the beginning of its next fiscal year that begins after June 15, 2005. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. Based on the stock options outstanding as of December 31, 2004, the Company expects to recognize compensation expense, net of taxes, in future Consolidated Statements of Income of approximately $73 and $45 in the years ending December 31, 2006 and 2007, respectively. The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See “Stock-Based Compensation” earlier in this Note for the pro forma impact that the fair value method would have had on the Company’s net income for the three and six month periods ended June 30, 2005 and June 30, 2004.

3. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004
Equipment	$7,927	$7,451
Software	6,457	6,692
Office furniture and fixtures	1,045	1,034
Leasehold improvements	639	639
Land	578	—
Software in development	433	170

	17,079	15,986
Less accumulated depreciation	13,023	12,311

	$4,056	$3,675

Equipment, office furniture and fixtures included capital leases totaling $3,656 and $3,634 at June 30, 2005 and December 31, 2004, respectively. Depreciation expense, including assets under capital leases, was $1,056 and $2,534 for the six months ended June 30, 2005 and year ended December 31, 2004, respectively.

4. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2005	December 31, 2004
Accrual for discontinued operations*	$125	178
Accrued professional fees	284	306
Straight line rent accrual	183	166
Accrued offering expense	310	—
Other taxes payable (non-income tax)	39	82
Income taxes payable	779	235
Other liabilities	349	410

Total other accrued liabilities	$2,069	$1,377

*	In 2003, management decided to discontinue the operations of its Technology Solutions Group due to a change in business strategy. This accrual represents an accrual for future lease obligations as well as expected future losses related to the Technology Solutions Group.

5. Line of Credit

On July 15, 2003, the Company refinanced its line of credit agreement by entering into a revolving credit and security agreement (“the Revolver”) with a new lender. Maximum available borrowings under the Revolver represent the lesser of $10,000 or the Borrowing Base, which is defined as 85% of the amount of Eligible Receivables and 75% of the amount of Unbilled Receivables. Based upon these criteria, maximum available borrowings on December 31, 2004 and June 30, 2005 were $3,727 and $4,669, respectively. Amounts outstanding on the line of credit were zero on December 31, 2004 and June 30, 2005.

The Revolver bears interest at the Revolving Interest Rate, as defined by the agreement, plus the applicable margin. The Revolver provides for payment of a quarterly commitment fee of 0.25% per annum on the unused portion of the maximum commitment of $10,000.

Borrowings under the Revolver are collateralized by generally all the Company’s assets, including a pledge of the capital stock of certain of its subsidiaries. Repayment of amounts outstanding under certain notes payable and all issued or issuable shares of common and preferred stock are subordinated to the rights of the lender under terms of the Revolver. The Revolver contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage.

6. Commitments and Contingencies

Litigation

The Company is a party to certain legal actions arising in the ordinary course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7. Equity

On June 29, 2005, the Company completed its initial public offering (the “IPO”) of 5,000,000 shares of its common stock at $12.00 per share. Net proceeds to the Company will aggregate approximately $13,800 after payment of all offering fees and shareholders’ payment (net of the preferred shareholders’ payment of $40,000 and underwriters’ commission and offering expenses of $6,200). As of the closing date of the offering, 9,439,942 shares of common stock were issued from the conversion of class A, B and C common shares, 1,858,376 shares of common stock were issued in connection with the redemption of the series A and series B preferred stock and 396,195 shares of common stock were issued in connection with the exercise of warrants held by certain of our principal shareholders. Additionally, pursuant to ratification from our Board of Directors, 2,821,908 of our treasury shares with a cost of $9,287 were restored to authorized but unissued class A common stock.

8. Related Party

The Company’s CEO served on the Board of Directors of a software development consulting company that provided services to the Company for the year ended December 31, 2004 in connection with software being developed for sale. In 2004, the Company’s CEO resigned from the Board of Directors for this company. Payment for these services aggregated $37 for the six months ended June 30, 2004, and is included in software or construction in progress in property and equipment and in prepaid expense in the accompanying consolidated balance sheets. In 2003, the Company terminated its agreement with the software development consulting company. The Company paid $215 for perpetual licenses in accordance with the termination agreement. This amount is being amortized over three years. The Company’s CEO did not receive any cash compensation during 2003 or 2004 for his participation on the Board of Directors of the software development consulting company.

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. The Company paid Pepper Hamilton LLP net of insurance coverage $751 and $28, for the periods ended June 30, 2005 and 2004 respectively, for costs associated with the Company’s initial public offering in 2005 and other general legal matters.

9. Subsequent Events

On July 1, 2005, the Underwriters exercised their over-allotment option under the terms of the underwriting agreement to purchase 750,000 additional shares of common stock. Net proceeds to the Company following the sale were $8,370.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “seeks,” “pro forma,” “potential,” “anticipates,” “predicts,” “plans,” “estimates,” or “intends,” or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements should be considered in light of various important factors, including those set forth under the caption “Risk Factors” in Kenexa Corporation’s Registration Statement on Form S-1 (Registration No. 333-124028) as amended and filed with the Securities and Exchange Commission. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to “Kenexa,” “we,” “our,” and “us” collectively refer to Kenexa Corporation, a Pennsylvania corporation, and all of its direct and indirect U.S., U.K. and India subsidiaries.

OVERVIEW AND RECENT EVENTS

Overview

We provide software, services and proprietary content that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We offer the software applications that form the core of our solutions on an on-demand basis, which materially reduces the costs and risks associated with deploying traditional enterprise applications. We complement our software applications with tailored combinations of outsourcing services, consulting services and proprietary content based on our 18 years of experience assisting clients in addressing their human resource requirements. Together, our software applications and services form solutions that we believe enable our clients to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the six months ended June 30, 2005 and June 30, 2004, revenue from these subscriptions comprised approximately 75.8% and 79.8%, respectively, of our total revenue. We generated the remainder of our revenue from discrete professional services that were not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. As a result, since 1999 discrete professional services have represented a consistently decreasing percentage of our revenue. We expect that trend to continue.

We sell our solutions to large- and medium-sized organizations through our direct sales force. As of June 30, 2005, we had a client base of approximately 1,856 companies, including approximately 90 companies on the Fortune 500 list published in April 2005. Our client base includes companies that we billed for services during the 6 months ended June 30, 2005 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $22 million or 73.8% of our revenue for the six months ended June 30, 2005.

Recent Events

On June 29, 2005, we completed our initial public offering of 5,000,000 shares of our common stock at $12.00 per share. Net proceeds will aggregate approximately $13.8 million after payment of all offering fees and shareholders payment (net of the preferred shareholders’ payment of $40 million and underwriters’ commission and offering expenses of $6.2 million). As of the closing date of the offering 9,439,942 shares of common stock were issued from the conversion of class A, B and C common shares, 1,858,376 shares of common stock were issued in connection with the redemption of the series A and series B preferred stock and 396,195 shares of common stock were issued in connection with the exercise of warrants held by certain of our principal shareholders. Additionally, pursuant to ratification from our Board of Directors, 2,821,908 of our treasury shares with a cost of $9,287 were restored to authorized but unissued class A common stock. On July 1, 2005 the Underwriters exercised their over-allotment option under the terms of the underwriting agreement to purchase 750,000 additional shares of common stock. Net proceeds to the Company following the sale were $8,370.

In connection with the redemption and conversion transactions described above, we incurred a charge of $32.6 million due to the accretion on the class B common stock, class C common stock, series A preferred stock and series B preferred stock, and a charge of $0.9 million due to accrued dividends on the series A preferred stock and series B preferred stock.

Sources of Revenue

We derive revenue primarily from two sources: (1) subscription revenue for our solutions, which is comprised of subscription fees from clients accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from clients purchasing additional support that is included in the basic subscription fee; and (2) fees for discrete professional services.

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will maintain our renewal rate of approximately 89.6% of the aggregate contract value up for renewal for the year ended December 31, 2004 in each of 2005, 2006 and 2007. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As the subscription component of our revenue has grown and clients’ willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown at a higher rate than our revenue. As of June 30, 2005 deferred revenue increased to $8.7 million from $6.6 million as of December 31, 2004. We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

A small portion of our clients purchase discrete professional services. These services primarily consist of consulting and training services. In addition, we recognize a small amount of revenue from sales of perpetual software licenses. The revenue from these services and licenses is recognized differently depending on the type of service or license provided as described in greater detail below under “Critical Accounting Policies.”

We generate substantially all of our revenue from within the United States. For the three and six months ended June 30, 2005, approximately 94.3% and 92.6% of our revenue, respectively, was derived from sales in the United States. Although, we derive a small amount of our revenues from areas outside the United States, we believe that the global markets represent a significant opportunity and we intend to expand the international distribution and sale of our solutions. In pursuit of that objective, we recently received a land grant in India for future operations. For the three and six months ended June 30, 2005, approximately, 5.5%, and 5.6%, respectively, of our revenue was derived from Europe.

Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except for percentages)
Total Revenue	$16,005	$11,406	$30,337	$21,426
Subscription revenue as a percentage of total revenue	75.7%	78.2%	75.8%	79.8%
Income from continuing operations before income tax and interest expense	$2,456	$1,046	$4,140	$1,713
Net cash provided by operating activities	$2,208	$1,256	$2,958	$1,444

			As of June 30,
			2005	2004
Deferred revenue			$8,655	$3,676

The following is a discussion of some of the terms used in the tables above.

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statement of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provide us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. We expect the percentage of subscription revenue to continue to increase in future periods due to our continuing focus on subscription-based solutions and our continued investment in marketing efforts.

Net cash provided by operating activities. Net cash provided by operating activities is taken from our consolidated statement of cash flows and represents the amount of cash generated by our operations that is available for investing and financing activities. Historically, our net cash provided by operating activities has exceeded our net income primarily due to the positive impact of deferred revenue. We expect this trend to continue because of the advance payment structure of our subscription agreements and because as our sales increase, we expect incremental costs to decline.

Deferred revenue. We generate revenue primarily from multi-year subscriptions for our on-demand talent acquisition and employee performance management solutions. We recognize revenue from these subscription agreements ratably over the term of the contract, which are typically one to three years. We generally invoice our clients in quarterly or monthly installments in advance. Deferred revenue, which is included in our consolidated balance sheets, is the amount of invoiced subscriptions in excess of the amount recognized as revenue. Deferred revenue represents, in part, the amount that we will record as revenue in our consolidated statements of operations in future periods. As the subscription component of our revenue has grown and customer willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown at a higher rate than our revenue growth rate. We expect this trend to continue.

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the Year Ended December 31,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2005	2004	2005	2004
			(unaudited)
	(in thousands)
Deferred revenue at the beginning of the period	$3,260	$2,577	$5,572	$3,223	$6,650	$3,260
Total invoiced subscriptions during period	39,738	26,193	15,205	9,374	24,998	17,520
Subscription revenue recognized during period	(36,348)	(25,510)	(12,122)	(8,921)	(22,993)	(17,104)
Deferred revenue at end of period	$6,650	$3,260	$8,655	$3,676	$8,655	$3,676

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Unaudited Consolidated Statement of Operations

(In thousands)

	For the Three Months Ended June 30, 2005		For the Three Months Ended June 30, 2004
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription revenue	12,122	75.7%	8,921	78.2%
Other revenue	3,883	24.3%	2,485	21.8%

Total revenue	16,005	100.0%	11,406	100.0%
Cost of revenue	4,597	28.7%	2,736	24.0%

Gross profit	11,408	71.3%	8,670	76%

Operating expenses:
Sales and marketing	3,927	24.5%	3,383	29.7%
General and administrative	3,563	22.3%	2,471	21.7%
Research and development	957	6.0%	1,201	10.5%
Depreciation and amortization	505	3.2%	569	5.0%

Total operating expenses	8,952	55.9%	7,624	66.8%

(Loss) income from continuing operations before income tax and interest expense	2,456	15.3%	1,046	9.2%

Interest (income) expense	(15)	(0.1)%	47	0.4%
Interest (income) expense on mandatory redeemable preferred shares	(5,138)	(32.1)%	2,085	18.3%

Income (loss) from continuing operations before income tax	7,609	47.5%	(1,086)	(9.5)%
Income tax (benefit) expense from continuing operations	219	1.4%	60	0.5%

Net income (loss)	7,390	46.2%	(1,146)	(10.0)%

Accretion of redeemable class B common shares and C commons shares	38,692	241.7%	255	2.2%
Net income (loss) available to common shareholders	(31,302)	(195.6)%	(1,401)	(12.3)%

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Unaudited Consolidated Statement of Operations

(In thousands)

	For the Six Months Ended June 30, 2005		For the Six Months Ended June 30, 2004
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription revenue	22,993	75.8%	17,104	79.8%
Other revenue	7,344	24.2%	4,322	20.2%

Total revenue	30,337	100.0%	21,426	100.0%
Cost of revenue	8,657	28.5%	5,040	23.5%

Gross profit	21,680	71.5%	16,386	76.5%

Operating expenses:
Sales and marketing	7,530	24.8%	6,689	31.2%
General and administrative	6,876	22.7%	4,680	21.8%
Research and development	2,077	6.8%	2,128	9.9%
Depreciation and amortization	1,057	3.5%	1,176	5.5%

Total operating expenses	17,540	57.8%	14,673	68.5%

(Loss) income from continuing operations before income tax and interest expense	4,140	13.6%	1,713	8.0%

Interest (income) expense	(3)	0.0%	95	0.4%
Interest (income) expense on mandatory redeemable preferred shares	3,396	11.2%	4,153	19.4%

Income (loss) from continuing operations before income tax	747	2.5%	(2,535)	(11.8)%
Income tax (benefit) expense from continuing operations	259	0.9%	62	0.3%

Net income (loss)	488	1.6%	(2,597)	(12.1)%

Accretion of redeemable class B common shares and C commons shares	41,488	136.8%	510	2.4%
Net income (loss) available to common shareholders	(41,000)	(135.1)%	(3,107)	(14.5)%

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Revenues

Total revenue increased $4.6 million or 40.3% and $8.9 million or 41.6% to $16.0 million and $30.3 million during the three and six months ended June 30, 2005, respectively compared to the same periods in 2004. Our subscription revenue increased by $3.2 million or 35.9% and $5.9 million or 34.5% to $12.1 million and $23.0 million during the three and six months ended June 30, 2005, respectively compared to the same periods in 2004. Subscription revenue represented approximately 75.7% of our revenues for three and six months ended June 30, 2005. This increase is attributable to increasing sales of our talent acquisition and employee performance management solutions primarily due to the increasing adoption of our on-demand model for software generally and talent acquisition and employee performance management solutions in particular. Our other revenue increased by $1.4 million or 56.3% and $3.0 million or 69.6% to $3.9 million and $7.3 million for the three and six months ended June 30, 2005, respectively compared to the same periods in 2004. This increase was due to an increase in demand for our consulting services which resulted from an increase in our subscription based revenues. For the remainder of the year we expect subscription based and other revenues to increase from the prior year due to customer acquisitions and additional sales to existing customers.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our clients. Additionally, our application hosting costs, amortization of third-party license royalty costs, technical support personnel costs, overhead allocated based on headcount and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our client base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue. As our business expands, we expect that third-party license royalty costs and personnel costs associated with the delivery of our solutions will continue to increase and to remain at approximately 28% of revenues.

Cost of revenue increased by $1.9 million or 68.0% and $3.6 million or 71.8% to $4.6 million and $8.7 million for the three and six months ended June 30, 2005, respectively compared to the same periods in 2004. As a percentage of revenue cost of revenue increased by 4.7% and 5.0% to 28.7% and 28.5% for the three and six months ended June 30, 2005, respectively compared to the same periods in 2004. The increase in the cost of revenue was primarily due to our increased revenue. The increase in the cost of revenue as a percentage of revenue was caused by a change in the mix of our sales, specifically by an increase in consulting revenues, which have more costs as a percentage of revenues than our subscription based revenues.

Sales and Marketing (“S&M”) expense

S&M expenses primarily consist of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions, and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements. Investment in sales and marketing commencing in 2003 resulted in significant revenue growth during 2003 and 2004. We intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients. As a result, we expect S&M expense to increase however we do not expect sales and marketing expense to increase significantly as a percentage of revenue.

S&M expense increased $0.5 million or 16.1% and $0.8 million or 12.6% to $3.9 million and $7.5 million for the three and six months ended June 30, 2005, respectively compared to the same periods in 2004. Increased sales salaries and performance bonuses, marketing, and sales related travel expense contributed $0.3 million, $0.1 million and $0.1 million respectively, to the increase in S&M expense during the quarter ended June 30, 2005 from the prior year. Increased sales salaries and performance bonuses and marketing expense of $0.6 million and $0.2 million respectively, contributed to the increase in S&M expense for the six months ended June 30, 2005 from the prior year. As a percentage of revenues, S&M expense decreased from 29.7% to 24.5%, and 31.2% to 24.8%, respectively, for the three and six months ended June 30, 2005, compared to the same periods in 2004 due to increased revenues.

General and Administrative (“G&A”) expense

G&A expenses primarily consist of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. As we expand our business and incur additional expenses associated with being a public company including the costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies, we believe that G&A expenses will increase in dollar amount and may increase as a percentage of revenue in 2005 and future periods.

G&A expense increased by $1.1 million or 44.2% and $2.2 million or 46.9% to $3.6 million and $6.9 million for the three and six months ended June 30, 2005, respectively compared to the same periods in 2004. The $1.1 million increase for the quarter ended June 30, 2005 was primarily due to an increase in salaries, due to the addition of 8 employees, and performance bonuses for our G&A staff. The increase in G&A for the three months ended June 30, 2005 versus the comparable quarter in the prior year was due to an increase in performance bonuses of $0.5 million, an increase in staff related expense of $0.2 million, $0.1 million in professional fees, and $0.3 million in other G&A infrastructure costs. The $2.2 million increase for the six months ended June 30, 2005 was primarily due to an increase in staff related expense of $0.3 million, due to the addition of 8 employees, an increase in performance bonuses for our G&A staff of $1.2 million, an increase in professional fees of $0.1 million and other G&A infrastructure expenses totaling $0.6 million. As a percentage of revenues, G&A expense increased from 21.7% to 22.3%, and 21.8% to 22.7%, respectively, for the three and six months ended June 30, 2005, compared to the same periods in 2004 due to increased expense.

Research and Development (“R&D”) expense

Research and development expenses primarily consist of personnel and related costs, including salaries, and employee benefits, for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel. Our research and development efforts have been devoted primarily to new product offerings and incidental enhancements and upgrades to our existing products. Historically, we have capitalized a small percentage of our research and development expenses. Capitalized research and development expenses totaled $1.6 million, $0.7 million and $0.4 million for the years ended December 31, 2002, 2003 and 2004, respectively. The remaining research and development expenses have been expensed as incurred. We expect research and development expenses to increase in the future as we employ more personnel to support enhancements of our solutions and new solutions offerings. However, we expect research and development expenses to decrease as a percentage of revenue primarily due to increased efficiencies from our global development center.

R&D expense decreased $0.2 million or 20.3% to 1.0 million for the three months ended June 30, 2005 compared to the same period in 2004. The $0.2 million decrease in R&D for the quarter ended June 30, 2005 was due to the transition of our development effort to India. For the six months ended June 30, 2005 R&D expense remained approximately the same. As a percentage of revenues, R&D expense decreased from 10.5% to 6.0%, and 9.9% to 6.9%, respectively, for the three and six months ended June 30, 2005, compared to the same periods in 2004 due to increased revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million or approximately 11% for the three and six months ended June 30, 2005 compared to the prior year. For the six months ended June 30, 2005 versus the prior period in 2004, the $0.1 million decrease was due to an early version of our applicant tracking system becoming fully depreciated. In the future we expect depreciation and amortization expense to increase due to recent capital purchases

LIQUIDITY AND CAPITAL RESOURCES

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our line of credit and the issuance of preferred and common stock. As of June 30, 2005, we had cash and cash equivalents of $24.8 million and accounts receivable of $10.9 million. We have no debt and less than $0.4 million in capital equipment leases.

Our cash provided from operations was $3.0 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively. Cash used in investing activities was $1.4 million and $0.6 million for the six months ended June 30, 2005 and 2004, respectively. While cash provided by in financing activities was $13.8 million for the six months ended June 30, 2005, cash used in financing activities was $1.7 million for the six months ended June 30, 2004. Our net increase and (decrease) in cash and cash equivalents was $15.3 million and $ (0.9) million for the six months ended June 30, 2005 and 2004, respectively. We expect this positive cash flow to continue in future periods.

We have a $10 million line of credit with PNC Bank, National Association that is collateralized by all of our assets, including a pledge of capital stock of certain of our subsidiaries. Our maximum available borrowing under the line is subject to a borrowing base which is 85% of eligible receivables and 75% of unbilled receivables. As of June 30, 2005, the maximum available borrowing amount was $4.7 million.

Operating Activities

Net cash provided by operating activities was $3.0 million for the six months ended June 30, 2005, and $1.4 million for the six months ended June 30, 2004. Net cash provided by operating activities for the six months ended June 30, 2005 primarily resulted from non-cash charges to net income of $4.6 million, an increase in deferred revenue of $2.0 million and net income of approximately $0.5 million offset by changes in working capital of $4.1 million. Net cash provided by operating activities for the six months ended June 30, 2004 primarily resulted from non-cash charges to net income of $5.6 million and an increase in deferred revenue of $0.4 million offset by a net loss of $2.5 million and working capital changes of $2.1 million. For the six months ended June 30, 2005 and 2004, non-cash charges include $3.4 million and $4.2 million of interest expense from the redeemable preferred stock, respectively. In connection with our initial public offering we redeemed all of our preferred stock and will no longer have this interest expense in the future.

Investing Activities

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2005, and $0.6 million for the six months ended June 30, 2004. Capital expenditures for the six months ended June 30, 2005 was related to a $0.6 million purchase of land in India for future expansion of business operations and $0.8 million for capitalized software activities and purchases of computer hardware. Capital expenditures for the six months ended June 30, 2004 was entirely related to capitalized software activities and purchases of computer hardware. In the future we expect our capital expenditure to increase as revenues increase and business needs arise.

Financing Activities

Net cash provided by and (used in) financing activities was $13.8 million for the six months ended June 30, 2005, and ($1.7) million for the six months ended June 30, 2004. For the six months ended June 30, 2005, net cash provided by financing activity consisted of net proceeds from our initial public offering of $54.4 million and the collection of notes receivable of $ 0.1 million offset by the redemption of our series A and B preferred shares of $40.0 million, the repurchase of shares of our common stock owned by certain of our former employees of $0.5 million and repayments of capital lease obligations of $0.1 million. For the six months ended June 30, 2004, net cash used in financing activity consisted of repayments under our line of credit of $1.6 million and repayments of capital lease obligations of $0.2 million.

We believe that our cash and cash equivalent balances and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Our available borrowing under our line of credit on June 30, 2005 was $4.7 million. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities. Changes in our operating plans, lower than anticipated revenue, increased expenses or other events, including those described in “Risk Factors,” may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and consolidated results of operations. Additional equity financing would be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants or financial ratios that restrict our ability to operate our business.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable and accrued expenses. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We derive our revenue from two sources: (1) subscription revenues for solutions, which are comprised of subscription fees from clients accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from clients purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete professional services. Because we provide our solution as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. On August 1, 2003, we adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the client;

•	The collection of the fees is probable; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Subscription fees and support revenues are recognized on a monthly basis over the lives of the contracts. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Discrete professional services and other revenues, when sold with subscription and support offerings, are accounted for separately since these services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the delivered elements. Our arrangements do not contain general rights of return. Additionally, when professional services are sold with other elements, the consideration from the revenue arrangement is allocated among the separate elements based upon the relative fair value. Professional services and other revenues are recorded as follows: Consulting revenues are recognized upon completion of the contracts that are of short duration (generally less than 60 days) and as the services are rendered for contracts of a longer duration.

In determining whether revenues from professional services can be accounted for separately from subscription revenue, we consider the following factors for each agreement: availability of professional services from other vendors, whether objective and reliable evidence of the fair value exists of the undelivered elements, the nature and the timing of when the agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the customer’s satisfaction with the other services. If the professional service does not qualify for separate accounting, we recognize the revenue ratably over the remaining term of the subscription contract. In these situations we defer the direct and incremental costs of the professional service over the same period as the revenue is recognized.

We record out-of-pocket expenses incurred in accordance with EITF issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which requires that reimbursements received for out-of-pocket expenses be classified as revenue and not as cost reductions. Before the December 15, 2001 effective date of EITF Issue 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from clients’ inability to pay us. The provision is based on our historical experience and for specific clients that, in our opinion, are likely to default on our receivables from them. In order to identify these clients, we perform ongoing reviews of all clients that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. In addition, we have experienced significant growth in number of clients, and we have less payment history to rely upon with these clients. We rely on historical trends of bad debt as a percentage of total revenue and apply these percentages to the accounts receivable associated with new clients and evaluate these clients over time. To the extent that our future collections differ from our assumptions based on historical experience, the amount of our bad debt and allowance recorded may be different.

Capitalized Software Research and Development Costs

In accordance with EITF Issue 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” we apply AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this report.

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances indicate that the carrying value may not be recoverable. We have reviewed the carrying values of goodwill of each business unit by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Through June 30, 2005 we have not observed any changes to our business units which would lead us to believe that our goodwill or other identified intangibles’ carrying value exceeds their fair values.

Accounting for Stock-Based Compensation

Stock-based compensation is measured in accordance with Accounting Principles Board Opinion, APB, No. 25. We measure compensation expenses for our employee and director stock-based compensation plans using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our common stock at the date of grant over the amount an employee must pay to exercise the option. Because there is no public market for our stock, we consider internal and external factors to assist in our determination of the fair value of our common stock. Internal factors include the success of our sales efforts, client retention and overall profitability. External factors consist of market conditions and comparable public companies. We made assumptions and estimates in the preparation of our valuation, including assumptions and estimates related to projected cash flows, discount rates, comparable market value multiples, the value of preferences associated with our preferred stock, the effect that those preferences have on the value of our common stock, and the likelihood at various points in time of certain transactions taking place such as a public offering, sale of our company, raising additional private financing or liquidation. If we had made different estimates and assumptions our conclusions and the related stock-based compensation recorded may have been different.

See “Recent Accounting Pronouncements” in note 2 of our consolidated financial statements for a discussion of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which will require a change in our method of accounting for stock based compensation in the first quarter of 2006. SFAS No. 123(R) will require us to record compensation expense based on the fair value of the awards as the grant date and will result in increased expenses. However, we do not expect this to have a material effect on our financial statements.

Accounting for Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized.

The realization of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We have used tax-planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all periods.

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. For the six months ended June 30, 2005 our self-insurance accrual totaled $0.3 million. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the six months ended June 30, 2005, approximately 92.6% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S-generated sales would not have resulted in a material change to our results. As of June 30, 2005, we were not engaged in any foreign currency hedging activities.

The financial position and operating results of our United Kingdom and India operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments was less than $0.1 million at June 30, 2005, and is included in accumulated other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We do not believe that a 10% change in interest rates would have a significant effect on our interest income.

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this evaluation, our management identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

On October 31, 2000, Gallup, Inc., which conducts its business under the name The Gallup Organization, filed suit against us in United States District Court for the Eastern District of Pennsylvania seeking unspecified damages and injunctive relief, alleging that we unlawfully raided Gallup’s employees and tortiously interfered with Gallup’s relationships with former employees and customers, infringed on Gallup’s copyrighted survey language and falsely advertised aspects of our employee survey services. In November 2001, the District Court granted our motion to dismiss Gallup’s claim that we conducted an unlawful raid of Gallup’s employees. In December 2002, the District Court granted our motion for summary judgment on the false advertising claim. In January 2003, the District Court granted our motion for summary judgment on the claims regarding our alleged tortious interference with Gallup’s relationships with its former employees and its customers. Gallup did not appeal any of these rulings.

In November 2004, the District Court granted our motion for summary judgment on the copyright claim. Gallup has appealed that ruling to the United States Court of Appeals for the Third Circuit. Although we believe that our ownership of the survey language at issue in this case is an important intellectual property asset to our business, we do not believe that an adverse ruling on the copyright claim would have a material adverse effect on our results of operation or financial position.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Pursuant to an Investor Agreement dated April 8, 2004 by and between us and the holders of our series A and series B preferred stock and class B and class C common stock, as of the closing of our initial public offering on June 29, 2005:

•	we redeemed all of the outstanding shares of our series A preferred stock for a combination of approximately $28.6 million in cash and 1,134,126 shares of our common stock;

•	we redeemed all of the outstanding shares of our series B preferred stock for a combination of approximately $11.4 million in cash and 724,250 shares of our common stock;

•	2,179,152 shares of our common stock were issued upon the conversion of all of the outstanding shares of our class B common stock;

•	2,100,060 shares of our common stock were issued upon the conversion of all of the outstanding shares of our class C common stock; and

•	395,406 shares of our common stock were issued upon the exercise of warrants on a cashless basis.

The issuance of these securities was exempt from registration under the Securities in reliance on Section 4(2) or Regulation D promulgated thereunder relating to sales not involving a public offering. There were no underwriting discounts or commissions applicable to these transactions.

(b)

On June 23, 2005 our registration statement on Form S-1 covering the offering of 5,000,000 shares of our common stock, commission file number 333-124028 was declared effective. The offering closed on June 29, 2005 and did not terminate before any securities were sold. As of the date of filing this report the offering has terminated and all of the securities registered pursuant to the offering have been sold.

The offering was managed by SG Cowen & Co., Needham and Company, LLC, and JMP Securities as representatives of the several underwriters named in the Registration Statement (“the Underwriters”).

The Underwriters exercised an over-allotment option to purchase an additional 750,000 shares of the Company’s common stock on July 1, 2005. The total price to the public for the shares offered and sold by the Company, including the over-allotment, was $69,000,000.

The amount of expenses (in thousands) incurred for the Company’s account in connection with the offering is as follows:

Underwriting discounts and commissions	$4,830
Finders Fees	—
Expenses paid to or for our underwriters	—
Other expenses	2,048

Total expenses	$6,878

All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten (10%) or more of the Company’s common stock; or (iii) affiliates of the Company except for $735 that was paid to Pepper Hamilton LLP. One of our directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. We believe that the services performed by Pepper Hamlton LLP in connection with the above offering were provided on terms no more or less favorable than those with unrelated parties.

The net proceeds (in thousands) of the offering including the over-allotment option, to the Company (after deducting the foregoing expenses) were $62,122. From the effective date of the registration statement to July 1, 2005, the net proceeds (in thousands) have been used for the following purposes:

Redemption of all outstanding shares of series A redeemable participating preferred stock	$11,375
Redemption of all outstanding shares of series B redeemable participating preferred stock	28,625
Construction of plant, building and facilities	—
Purchase and installation of machinery and equipment	—
Purchase of land	577
Acquisition of other business	—
Repayment of indebtedness	—
Working Capital	—
Temporary investments, including cash and cash equivalents	21,545
Other purposes (for which at least $100,000 has been used), including: Investments, including debt instruments of the United States Government and its Agencies and in high quality corporate Issuers	—

Total	$62,122

All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten (10%) or more of the Company’s common stock; or (iii) affiliates of the Company.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

On June 10, 2005, the holders of a majority of our outstanding securities entitled to vote on the matters below, approved, by a written consent of shareholders:

1) An amendment to the third amended and restated articles of incorporation to effect a reclassification of each share of “Class A Common Stock” into 0.8 shares of “common stock” to become effective upon its filing with the Secretary of State of the Commonwealth of Pennsylvania, which occurred prior to the closing of the IPO.

2) An amendment and restatement of the third amended and restated articles of incorporation to reflect the elimination of all provisions relating to the Class B Common Stock, Class C Common Stock, Series A Preferred Stock and Series B Preferred Stock, and to confirm the authorized capitalization of the Company of 100 million shares of common stock and 10 million shares of preferred stock (without designation). In addition, the amendment and restatement incorporates the classified board provisions which are currently set forth in the current bylaws, and effectuates the opt out of certain provisions of the Pennsylvania Business Corporation Law that are applicable to public companies. This amendment became effective upon the closing of the IPO.

3) An amendment and restatement of the amended and restated bylaws which: (a) explicitly permits electronic communications in the context of voting, meetings, and notices; (b) deletes the provisions creating a classified board of directors (as these provisions will be set forth in the articles of incorporation); (c) removes a provision permitting shareholders to act by written consent; and (d) provides that the Company need not give notice to a shareholder with whom the Company has not been able to get in contact for 24 consecutive months. This amendment and restatement became effective upon the closing of the IPO.

4) The composition of three classes to comprise the board of directors of the Company.

5) The 2005 Equity Incentive Plan.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

The following exhibits are filed herewith:

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2005

Kenexa Corporation

/s/ Nooruddin S. Karsan
Nooruddin S. Karsan
Chairman of the Board and Chief Executive Officer

/s/ Donald F. Volk
Donald F. Volk
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number and Description
Exhibit 31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.