Form 10-Q
period 2005-09-30
KENEXA CORP
filed 2005-11-04
CIK 1114714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 1, 2005, 17,444,174 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries

FORM 10-Q

Quarter Ended September 30, 2005

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

Kenexa Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30, 2005	December 31, 2004
Assets

Current assets
Cash and cash equivalents	$39,093	$9,494
Accounts receivable, net of allowance for doubtful accounts of $412 and $288	10,426	7,948
Unbilled receivables	903	541
Deferred income taxes	2,016	1,023
Prepaid expenses and other current assets	2,245	1,345

Total current assets	54,683	20,351

Property and equipment, net of accumulated depreciation	4,396	2,469
Software, net of accumulated depreciation	765	1,206
Goodwill	8,811	8,535
Intangible assets, net of accumulated amortization	139	52
Deferred financing costs, net of accumulated amortization	73	126
Other assets	462	549

Total assets	$69,329	$33,288

See accompanying notes to the consolidated financial statements

Kenexa Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30, 2005	December 31, 2004
Liabilities and Shareholders’ Equity / (Deficiency)

Current liabilities
Accounts payable	$2,993	$1,664
Note payable	93
Commissions payable	807	569
Other accrued liabilities	2,456	1,377
Accrued compensation and benefits	3,795	3,487
Deferred revenue	11,031	6,650
Capital lease obligations	211	199

Total current liabilities	21,386	13,946

Capital lease obligations, less current portion	215	277
Note payables, less current portion	132
Other liabilities	66	101
Shares subject to mandatory redemption
Series A preferred stock, stated value $1,000; no shares authorized, issued, or outstanding at September 30, 2005; 30,000 shares authorized and 29,953 shares issued and outstanding at December 31, 2004; redemption value of $0 and $45,601, respectively	—	41,727
Series B preferred stock, stated value $1,000; no shares authorized, issued, or outstanding at September 30, 2005 and 12,042 shares authorized, issued and outstanding at December 3, 2004; redemption value of $0 and $19,471, respectively	—	17,178

Total liabilities	21,799	73,229

Commitments and contingencies
Redeemable class B common stock, par value $0.01; no shares authorized, issued, or outstanding at September 30, 2005; 200,000 shares authorized and 54,479 shares issued and outstanding at December 31, 2004	—	5,291
Redeemable class C common stock, par value $0.01; no shares authorized, issued, or outstanding at September 30, 2005; 2,000,000 shares authorized and 1,526,813 shares issued and outstanding at December 31, 2004	—	4,571

Shareholders’ equity (deficiency)
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,444,174 and 7,982,628 shares issued, respectively	174	79
Additional paid-in capital	97,088	3,682
Deferred stock compensation	(1,160)	—
Notes receivable for Common stock	(208)	(519)
Treasury stock, shares Common stock, none and 2,410,138, respectively, at cost	—	(8,772)
Accumulated other comprehensive income	35	95
Accumulated deficit	(48,399)	(44,368)

Total shareholders’ equity / (deficiency)	47,530	(49,803)
Total liabilities and shareholders’ equity / (deficiency)	$69,329	$33,288

See accompanying notes to the consolidated financial statements.

Kenexa Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Subscription revenue	$13,377	$9,347	$36,370	$26,451
Other revenue	3,857	2,559	11,201	6,881

Total revenue	17,234	11,906	47,571	33,332

Cost of revenue (exclusive of depreciation, show separately below)	4,935	3,495	13,592	8,535

Gross profit	12,299	8,411	33,979	24,797

Operating expenses:
Sales and marketing	4,218	3,212	11,748	9,901
General and administrative	4,036	2,516	10,912	7,197
Research and development	961	1,107	3,038	3,234
Depreciation and amortization	498	638	1,555	1,814

Total operating expenses	9,713	7,473	27,253	22,146

Income from operations before income taxes and interest expense	2,586	938	6,726	2,651

Interest (income) expense	(220)	43	(222)	138

Interest on mandatory redeemable shares	0	2,109	3,396	6,262

Income (loss) from operations before income tax	2,806	(1,214)	3,552	(3,749)

Income tax expense on operations	219	81	477	143

Net income (loss)	2,587	(1,295)	3,075	(3,892)

Accretion of redeemable class B common shares and class C common shares	0	(255)	(41,488)	(765)

Net income (loss) available to common shareholders	$2,587	$(1,550)	$(38,413)	$(4,657)

Basic net income (loss) per share to common shareholders	$0.15	$(0.26)	$(4.02)	$(0.77)

Weighted average shares used to compute net income (loss) to common shareholders per common share – basic	17,436,026	6,033,834	9,558,486	6,033,834

Diluted net income (loss) per share to common shareholders	$0.15	$(0.26)	$(4.02)	$(0.77)

Weighted average shares used to compute net income (loss) to common shareholders per common share – diluted	17,851,098	6,033,834	9,558,486	6,033,834

See accompanying notes to the consolidated financial statements.

Kenexa Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months ended September 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$3,075	$(3,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,555	1,814
Amortization of deferred financing fees	69	62
Bad debt expense	154	252
Accrued interest on mandatory redeemable preferred stock	3,396	6,261
Changes in assets and liabilities
Accounts and unbilled receivables	(2,994)	(1,992)
Deferred income taxes	(993)	—
Prepaid expenses and other current assets	(896)	(271)
Other assets	87	(149)
Accounts payable	1,107	(245)
Accrued compensation and other accrued liabilities	2,279	574
Commissions payable	237	33
Deferred revenue	4,331	2,348
Other liabilities	(35)	(29)

Net cash provided by operating activities	11,372	4,766

Cash flows from investing activities
Capital expenditures	(2,840)	(949)
Acquisition, net of cash acquired	(164)	—

Net cash used in investing activities	(3,004)	(949)

See accompanying notes to the consolidated financial statements.

Kenexa Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from financing activities
Net repayments under line of credit agreement	—	(1,558)
Repayments of notes payable	(16)	—
Repurchase of common shares	(515)	—
Collections of notes receivable	160	—
Net proceeds from initial public offering of Common stock	61,840	—
Redemption of series A and B preferred stock	(40,000)	—
Deferred financing costs	(16)	(5)
Repayments of capital lease obligations	(171)	(269)

Net cash provided by (used in) financing activities	21,282	(1,832)

Effect of exchange rate changes on cash and cash equivalents	(51)	40

Net increase in cash and cash equivalents	29,599	2,025

Cash and cash equivalents at beginning of period	9,494	3,078

Cash and cash equivalents at end of period	$39,093	$5,103

Supplemental disclosures of cash flow information

Cash paid (received) during the period for:
Interest	$(272)	$94

Income taxes	$360	$227

Non-cash investing and financing activities

Accretion of class B and class C common stock to redemption value	41,448	765
Redemption and conversion of class B and C common stock to Common stock	51,351	—

Notes receivable for Common stock applied against accrued bonus	151	—

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

2. Summary of Significant Accounting Policies - Unaudited Interim Results.

The accompanying financial statements for the three and nine months ended September 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or eliminated. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other interim period.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with the internet hosting arrangements. These costs are deferred over the implementation period, typically three to four months, and are expensed ratably over the subscription period, typically one to three years. These amounts aggregated $612 and $897 at December 31, 2004 and September 30, 2005, respectively. The current portion of these deferred costs of $447 and $816 at December 31, 2004 and September 30, 2005, respectively, are included in other current assets and the noncurrent portion of $165 and $81 at December 31, 2004 and September 30, 2005, respectively, are included in other assets in the accompanying consolidated balance sheets.

Software Developed for Service Transactions

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

The Company capitalized software costs for the three and nine months ended September 30, 2005 of $321 and $585, respectively. Amortization of capitalized internal-use software costs for the three and nine months ended September 30, 2005 were $154 and $511, respectively.

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription revenue for solutions, which is comprised of subscription fees from clients accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from clients purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete professional services. Because the Company provides its solutions as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. On August 1, 2003, the Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the client;

•	The collection of the fees is probable; and

•	The amount of fees to be paid by the client is fixed or determinable.

Subscription fees and support revenues are recognized on a monthly basis over the terms of the contracts. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

The Company records ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the three and nine months ended September 30, 2005, reimbursed expenses totaled $387 and $1,071, respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management’s judgment and historical experience. At December 31, 2004 and September 30, 2005, self-insurance accruals totaled $205 and $249, respectively. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries. The clients are concentrated primarily in the Company’s U.S. market area. At September 30, 2005, the Company had one client that represented more than 10% of the net accounts receivable balance. There were no clients that individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100. Certain operating cash accounts may exceed the FDIC limits.

Earnings (Loss) Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. For the three months ended September 30, 2005, where the Company had net income, both basic and diluted earnings per share are presented. For the three months ended September 30, 2004 and for the nine months ended September 30, 2005 and 2004 the Company had a net loss. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding for these periods were not included in the computation of diluted earnings per share for the periods then ended as they were antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$2,587	$(1,295)	$3,075	$(3,892)
Accretion of redeemable class B common stock and redeemable class C common stock	—	(255)	(41,488)	(765)

Net income (loss) available to common shareholders	$2,587	$(1,550)	$(38,413)	$(4,657)

Weighted average shares used to compute net income (loss) available to common shareholders per common share—basic	17,436,026	6,033,834	9,558,486	6,033,834

Effect of dilutive stock options and awards	415,072	—	—	—

Weighted average shares used to compute net income (loss) available to common shareholders per common share— diluted	17,851,098	6,033,834	9,558,486	6,033,834

Basic net income (loss) per share to common shareholder	$0.15	$(0.26)	$(4.02)	$(0.77)

Diluted net income (loss) per share to common shareholder	$0.15	$(0.26)	$(4.02)	$(0.77)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, with a risk-free interest rate of 4.5% and a volatility of 51.3% for the nine months ended September 30, 2005, no expected dividend yield and using the expected life of the option.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$2,587	$(1,295)	$3,075	$(3,892)
Add: stock based employee compensation expense included in reported net income, net of tax	119	57	514	170
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	608	87	756	152

Pro forma net income (loss)	$2,098	$(1,325)	$2,833	$(3,874)

Accretion of redeemable class B common stock, class C common stock, series A preferred stock and series B preferred stock	$—	$(255)	$(41,488)	$(765)

Net income (loss) available to common shareholders	$2,098	$(1,580)	$(38,655)	$(4,639)

Basic net income (loss) per share to common shareholder as reported:	$0.15	$(0.26)	$(4.02)	$(0.77)
Basic net income (loss) per share to common shareholder, pro forma	$0.12	$(0.26)	$(4.04)	$(0.77)

Diluted net income (loss) per share to common shareholder, as reported	$0.15	$(0.26)	$(4.02)	$(0.77)
Diluted net income (loss) per share to common shareholder, pro forma	$0.12	$(0.26)	$(4.04)	$(0.77)

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable and accounts payable at September 30, 2005 and December 31, 2004 approximate fair value of these instruments. Redeemable preferred stock is carried at fair value, based upon redemption requirements.

Recent Accounting Pronouncements

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition

In March 2005, the Financial Accounting Standards Board (the FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of this pronouncement are effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of Interpretation No. 47 to have any material financial statement impact.

In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment,” an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees effective as of the beginning of its next fiscal year that begins after June 15, 2005. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. Based on the stock options outstanding as of December 31, 2004, the Company expects to recognize compensation expense, net of taxes, in future Consolidated Statements of Income of approximately $73 and $45 in the years ending December 31, 2006 and 2007, respectively. The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See “Stock-Based Compensation” earlier in this Note for the pro forma impact that the fair value method would have had on the Company’s net income for the three and nine month periods ended September 30, 2005 and 2004.

3. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004
Equipment	$7,242	$7,451
Software	6,570	6,692
Office furniture and fixtures	1,223	1,034
Leasehold improvements	763	639
Land	578	—
Software in development	687	170

Total	17,063	15,986
Less accumulated depreciation	11,902	12,311

Net	$5,161	$3,675

Equipment, office furniture and fixtures included capital leases totaling $2,241 and $3,634 at September 30, 2005 and December 31, 2004, respectively. Depreciation expense, including assets under capital leases, was $1,539 and $2,534 for the nine months ended September 30, 2005 and year ended December 31, 2004, respectively.

4. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2005	December 31, 2004
Accrual for discontinued operations*	$98	178
Accrued professional fees	304	306
Straight line rent accrual	191	166
Other taxes payable (non-income tax)	48	82
Income taxes payable	1,452	235
Other liabilities	363	410

Total other accrued liabilities	$2,456	$1,377

*	In 2003, management decided to discontinue the operations of its Technology Solutions Group due to a change in business strategy.

This accrual represents an accrual for future lease obligations as well as expected future losses related to the Technology Solutions Group.

5. Line of Credit

On July 15, 2003, the Company refinanced its line of credit agreement by entering into a revolving credit and security agreement (“the Revolver”) with a new lender. Maximum available borrowings under the Revolver represent the lesser of $10,000 or the Borrowing Base, which is defined as 85% of the amount of Eligible Receivables and 75% of the amount of Unbilled Receivables. Based upon these criteria, maximum available borrowings on December 31, 2004 and September 30, 2005 were $3,727 and $3,624, respectively. Amounts outstanding on the line of credit were zero on December 31, 2004 and September 30, 2005.

The Revolver bears interest at the Revolving Interest Rate, as defined by the agreement, plus the applicable margin. The Revolver provides for payment of a quarterly commitment fee of 0.25% per annum on the unused portion of the maximum commitment of $10,000.

Borrowings under the Revolver are collateralized by all the Company’s assets, including a pledge of the capital stock of certain of its subsidiaries. Repayment of amounts outstanding under certain notes payable and all issued or issuable shares of common and preferred stock are subordinated to the rights of the lender under terms of the Revolver. The Revolver contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage.

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

In November 2004, the District Court granted our motion for summary judgment on the copyright claim. Gallup appealed that ruling to the United States Court of Appeals for the Third Circuit. The United States Court of Appeals has reversed the Judge’s summary judgment grant in Kenexa’s favor. Trial is now scheduled to commence in this case on December 6, 2005.

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

7. Equity

On June 29, 2005, the Company completed its initial public offering, (the “IPO”) of 5,000,000 shares of its common stock at $12.00 per share. Net proceeds to the Company aggregated approximately $13,500 after payment of all current offering fees and shareholders’ payment (net of the preferred shareholders’ payment of $40,000 and underwriting commission and offering expenses of $6,500). Current unpaid offering expenses were $222 at September 30, 2005. Upon the closing of the offering, 9,439,942 shares of common stock were issued from the conversion of class A, B and C common shares, 1,858,376 shares of common stock were issued in connection with the redemption of the series A and series B preferred stock and 396,195 shares of common stock were issued in connection with the exercise of warrants held by certain of our principal shareholders. Additionally, pursuant to ratification from our Board of Directors, 2,821,908 of our treasury shares with a cost of $9,287 were restored to authorized but unissued Common stock. On July 1, 2005 the Underwriters exercised their over-allotment option under the terms of the underwriting agreement and acquired 750,000 additional shares of common stock. Net proceeds to the Company following the sale of the over-allotment shares were $8,370.

8. Related Party

The Company’s CEO served on the Board of Directors of a software development consulting company that provided services to the Company for the year ended December 31, 2004 in connection with software being developed for sale. In 2004, the Company’s CEO resigned from the Board of Directors for this company. Payment for these services aggregated $47 for the nine months ended September 30, 2004, and is included in software or construction in progress in property and equipment and in prepaid expense in the accompanying consolidated balance sheets. In 2003, the Company terminated its agreement with the software development consulting company. The Company paid $215 for perpetual licenses in accordance with the termination agreement. This amount is being amortized over three years. The Company’s CEO did not receive any cash compensation during 2003 or 2004 for his participation on the Board of Directors of the software development consulting company.

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. The Company paid Pepper Hamilton LLP, net of insurance coverage, $994 and $33 for the nine months ended September 30, 2005 and 2004, respectively, for costs associated with the Company’s initial public offering and other general legal matters.

9. Acquisition

On July 29, 2005 the Company entered into an Asset Purchase Agreement with Scottworks Solutions, Inc., a business-intelligence and management consulting firm based in Toronto Canada. Pursuant to the agreement, the Company purchased all of Scottworks’ assets and assumed selected liabilities for $425, payable as follows: $170 at closing and $9 per month, payable in 30 equal installments beginning on August 1, 2005. The amounts allocated to goodwill and identified intangibles are approximately $ 272 and $ 102, respectively. The agreement also includes contingent payments based upon the achievement of certain revenue targets which will be recorded as goodwill when earned.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “seeks,” “pro forma,” “potential,” “anticipates,” “predicts,” “plans,” “estimates,” or “intends,” or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements should be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” in Kenexa Corporation’s Registration Statement on Form S-1 (Registration Statement No. 333-124028), as amended and filed with the Securities and Exchange Commission. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to “Kenexa,” “we,” “our,” and “us” collectively refer to Kenexa Corporation, a Pennsylvania corporation, and all of its direct and indirect U.S., U.K., Canada and India subsidiaries.

1. Overview

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

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the nine months ended September 30, 2005 and 2004, revenue from these subscriptions comprised approximately 76.5% and 79.4%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. As a result, since 1999 discrete professional services have represented a consistently decreasing percentage of our revenue. We expect that trend to continue.

We sell our solutions to large- and medium-sized organizations through our direct sales force. As of September 30, 2005, we had a client base of approximately 2,200 companies, including approximately 90 companies on the Fortune 500 list published in April 2005. Our client base includes companies that we billed for services during the nine months ended September 30, 2005 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $33 million, or 71.1%, of our revenue for the nine months ended September 30, 2005.

2. Recent Events

On June 29, 2005, we completed our initial public offering (IPO) of 5,000,000 shares of our common stock at $12.00 per share. Net proceeds aggregated approximately $13.5 million after payment of all current offering fees and shareholders’ payment of $6.5 million and $40 million, respectively. Current unpaid offering expenses were $0.2 million at September 30, 2005. Upon the closing of the IPO 9,439,942 shares of common stock were issued from the conversion of class A, B and C common shares, 1,858,376 shares of common stock were issued in connection with the redemption of the series A and series B preferred stock and 396,195 shares of common stock were issued in connection with the exercise of warrants held by certain of our principal shareholders. Additionally, pursuant to ratification from our Board of Directors, 2,821,908 of our treasury shares with a cost of $9,287 were restored to authorized but unissued Common stock. On July 1, 2005 the underwriters exercised their over-allotment option under the terms of the underwriting agreement and acquired 750,000 additional shares of common stock. Net proceeds to the Company following the sale of the over-allotment shares were $8.4 million.

In connection with the redemption and conversion transactions described above, we incurred a charge of $32.6 million due to the accretion on the class B common stock, class C common stock, series A preferred stock and series B preferred stock, and a charge of $0.9 million due to accrued dividends on the series A preferred stock and series B preferred stock.

3. Sources of Revenue

We derive revenue primarily from two sources: (1) subscription revenue for our solutions, which is comprised of subscription fees from clients accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from clients purchasing additional support that is not included in the basic subscription fee; and (2) fees for discrete professional services.

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will maintain our renewal rate of approximately 89.6% of the aggregate contract value up for renewal for the year ended December 31, 2004 in each of 2005, 2006 and 2007. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As the subscription component of our revenue has grown and clients’ willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown at a higher rate than our revenue. As of September 30, 2005, deferred revenue increased to $11.0 million. We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

A small portion of our clients purchase discrete professional services. These services primarily consist of consulting and training services. In addition, we recognize a small amount of revenue from sales of perpetual software licenses. The revenue from these services and licenses is recognized differently depending on the type of service or license provided as described in greater detail below under “Critical Accounting Policies and Estimates.”

We generate substantially all of our revenue from within the United States. For the three and nine months ended September 30, 2005, approximately 91.1% and 90.4% of our revenue, respectively, was derived from sales in the United States. Although, we derive a small amount of our revenue from areas outside the United States, we believe that the global markets represent a significant opportunity and we intend to expand the international distribution and sale of our solutions. For the three and nine months ended September 30, 2005, approximately, 5.9%, and 5.4%, respectively, of our revenue were derived from Europe.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except for percentages)
Total Revenue	$17,234	$11,906	$47,571	$33,332
Subscription revenue as a percentage of total revenue	77.6%	78.5%	76.5%	79.4%
Income from operations before income tax and interest expense	$2,586	$938	$6,726	$2,651

Net cash provided by operating activities	$8,414	$3,321	$11,372	$4,765

			As of September 30,
			2005	2004
Deferred revenue			$11,031	$6,650

The following is a discussion of some of the terms used in the tables above.

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statement of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provide us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. We expect the percentage of subscription revenue to be in the range of 74-80% of our total revenues.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the Year Ended December 31,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2005	2004	2005	2004
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Deferred revenue at the beginning of the period	$3,260	$2,577	$8,655	$3,676	$6,650	$3,260
Total invoiced subscriptions during period	39,738	26,193	15,753	11,279	40,751	28,799
Subscription revenue recognized during period	(36,348)	(25,510)	(13,377)	(9,347)	(36,370)	(26,451)
Deferred revenue at end of period	$6,650 0	$3,260	$11,031	$5,608	$11,031	$5,608

5. RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Unaudited Consolidated Statement of Operations

(In thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription revenue	$13,377	77.6%	$9,347	78.5%	$36,370	76.5%	$26,451	79.4%
Other revenue	3,857	22.4%	2,559	21.5%	11,201	23.5%	6,881	20.6%

Total revenue	17,234	100.0%	11,906	100.0%	47,571	100.0%	33,332	100.0%
Cost of revenue	4,935	28.6%	3,495	29.4%	13,592	28.6%	8,535	25.6%

Gross profit	12,299	71.4%	8,411	70.6%	33,979	71.4%	24,797	74.4%

Operating expenses:
Sales and marketing	4,218	24.5%	3,212	27.0%	11,748	24.7%	9,901	29.7%
General and administrative	4,036	23.4%	2,516	21.1%	10,912	22.9%	7,197	21.6%
Research and development	961	5.6%	1,107	9.3%	3,038	6.4%	3,234	9.7%
Depreciation and amortization	498	2.9%	638	5.4%	1,555	3.3%	1,814	5.4%

Total operating expenses	9,713	56.4%	7,473	62.8%	27,253	57.3%	22,146	66.4%

Income from operations before income tax and interest expense	2,586	15.0%	938	7.9%	6,726	14.1%	2,651	8.0%

Interest (income) expense	(220)	(1.3)%	43	0.4%	(222)	(0.5)%	138	0.4%
Interest (income) expense on mandatory redeemable preferred shares	0	0%	2,109	17.7%	3,396	7.1%	6,262	18.8%

Income (loss) from operations before income tax	2,806	16.3%	(1,214)	(10.2)%	3,552	7.5%	(3,749)	(11.2)%
Income tax expense from continuing operations	219	1.3%	81	0.7%	477	1.0%	143	0.4%

Net income (loss)	2,587	15.0%	(1,295)	(10.9)%	3,075	6.5%	(3,892)	(11.7)%

Accretion of redeemable class B common shares and C commons shares	0	0%	(255)	(2.1)%	(41,488)	(87.2)%	(765)	(2.3)%
Net income (loss) available to common shareholders	$2,587	15.0%	$(1,550)	(13.0)%	$(38,413)	(80.7)%	$(4,657)	(14.0)%

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Revenues

Total revenue increased $5.3 million or 45% and $14.2 million or 43% to $17.2 million and $47.6 million during the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Our subscription revenue increased by $4.0 million or 43% and $9.9 million or 37% to $13.4 million and $36.4 million during the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Subscription revenue represented approximately 78% of our revenues for each of the three and nine months ended September 30, 2005. This increase is attributable to increasing sales of our talent acquisition and employee performance management solutions primarily due to the increasing adoption of our on-demand model for software generally and talent acquisition and employee performance management solutions in particular. Our other revenue increased by $1.3 million or 51% and $4.3 million or 63% to $3.9 million and $11.2 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. This increase was due to an increase in demand for our consulting services which resulted from an increase in our subscription based revenues. For the remainder of the year we expect subscription based and other revenues to increase from the prior year due to customer acquisitions and additional sales to existing customers.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our clients. Additionally, our application hosting costs, amortization of third-party license royalty costs, technical support personnel costs, allocated overhead and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our client base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue. As our business expands, we expect that third-party license royalty costs and personnel costs associated with the delivery of our solutions will continue to fall within a range of approximately 26% to 30% of revenues.

Cost of revenue increased by $1.4 million or 41% and $5.1 million or 59% to $4.9 million and $13.6 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. As a percentage of revenue cost of revenue increased by 3% to 28.6% for the nine months ended September 30, 2005, compared to the same periods in 2004. The increase in the cost of revenue was primarily due to our increased revenue. The increase in the cost of revenue as a percentage of revenue was caused by a change in the mix of our sales, specifically by an increase in consulting revenues, which have more costs as a percentage of revenues than our subscription based revenues.

Sales and Marketing (“S&M”) expense

S&M expenses primarily consist of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements. Investment in sales and marketing commencing in 2003 resulted in significant revenue growth during 2003 and 2004. We intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients. As a result, we expect S&M expense to increase however we do not expect sales and marketing expense to increase significantly as a percentage of revenue.

S&M expense increased $1 million or 31% and $1.8 million or 19% to $4.2 million and $11.7 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Increased salary and performance bonus, marketing, and bad debt expense contributed $0.8 million, $0.1 million and $0.1million, respectively, to the increase in S&M expense during the quarter ended September 30, 2005 from the prior year. Increased salary and performance bonus, travel, marketing and bad debt expense of $1.4 million, $0.2 million and $0.2 million, respectively, contributed to the increase in S&M expense for the nine months ended September 30, 2005 from the prior year. As a percentage of revenues, S&M expense decreased from 27.0% to 24.5%, and 29.7% to 24.7%, respectively, for the three and nine months ended September 30, 2005, compared to the same periods in 2004 due to increased revenues.

General and Administrative (“G&A”) expense

G&A expenses primarily consist of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. As we expand our business and incur additional expenses associated with being a public company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies, we believe that G&A expenses will increase in dollar amount and may increase as a percentage of revenue in 2005 and future periods.

G&A expenses increased by $1.5 million or 60% and $3.7 million or 52% to $4.0 and $10.9 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The $1.5 million increase for the quarter ended September 30, 2005 was primarily due to an increase in salaries, due to the addition of 12 employees, and performance bonuses for our G&A staff. The increase in G&A for the three months ended September 30, 2005 versus the comparable quarter in the prior year was due to an increase in performance bonuses of $0.6 million, an increase in salary, professional fees and insurance expense of $0.2 million, $0.2 million and $0.1 million, respectively, and increases in other G&A infrastructure costs totaling $0.4 million. The $3.7 million increase for the nine months ended September 30, 2005 was primarily due to an increase in staff related expense of $0.5 million, due to the addition of 24 employees, an increase in performance bonuses for our executives and management of $1.7 million, an increase in professional fees of $0.3 million and other G&A infrastructure expenses totaling $1.2 million. As a percentage of revenues, G&A expense increased from 21.1% to 23.4%, and 21.6% to 22.9%, respectively, for the three and nine months ended September 30, 2005, compared to the same periods in 2004 due to increased expense.

Research and Development (“R&D”) expense

R&D expenses primarily consist of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel. Our R&D efforts have been devoted primarily to new product offerings and incidental enhancements and upgrades to our existing products. Historically, we have capitalized a small percentage of our R&D expenses. Capitalized R&D expenses totaled $1.6 million, $0.7 million and $0.4 million for the years ended December 31, 2002, 2003 and 2004, respectively. The remaining R&D expenses have been expensed as incurred. We expect R&D expenses to increase in the future as we employ more personnel to support enhancements of our solutions and new solutions offerings. However, we expect R&D expenses to decrease as a percentage of revenue primarily due to increased efficiencies from our global development center.

R&D expense decreased $0.1 million or 13% and $0.2 million or 6% for the three and nine months ended September 30, 2005, respectively, compared to the same period in 2004. The $0.1 million and $0.2 million decrease in R&D for the three and nine months ended September 30, 2005 was due to the transition of our development effort to India. As a percentage of revenues, R&D expense decreased from 9.3% to 5.6%, and 9.7% to 6.4%, respectively, for the three and nine months ended September 30, 2005 compared to the same periods in 2004 due to increased revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million or approximately 22% and $0.3 million or approximately 14% for the three and nine months ended September 30, 2005 compared to the prior year, respectively. For the nine months ended September 30, 2005 versus the prior period in 2004, the $0.3 million decrease was due to an early version of our applicant tracking system becoming fully depreciated. In the future we expect depreciation and amortization expense to increase due to recent capital purchases.

6. LIQUIDITY AND CAPITAL RESOURCES

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our line of credit and the issuance of preferred and common stock. As of September 30, 2005, we had cash and cash equivalents of $39.1 million and accounts receivable of $10.4 million. In addition, we had $0.2 million of debt and less than $0.5 million in capital equipment leases.

Our cash provided from operations was $11.4 million and $4.8 million for the nine months ended September 30, 2005 and 2004, respectively. Cash used in investing activities was $3.0 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively. While cash provided by financing activities was $21.3 million for the nine months ended September 30, 2005, cash used in financing activities was $1.8 million for the nine months ended September 30, 2004. Our net increase in cash and cash equivalents was $29.6 million and $2.0 million for the nine months ended September 30, 2005 and 2004, respectively. We expect this positive cash flow to continue in future periods.

We have a $10 million line of credit with PNC Bank, National Association that is collateralized by all of our assets, including a pledge of capital stock of certain of our subsidiaries. Our maximum available borrowing under the line is subject to a borrowing base which is 85% of eligible receivables and 75% of unbilled receivables. As of September 30, 2005, the maximum available borrowing amount was $3.6 million.

Operating Activities

Net cash provided by operating activities was $11.4 million for the nine months ended September 30, 2005 and $4.8 million for the nine months ended September 30, 2004. Net cash provided by operating activities for the nine months ended September 30, 2005 primarily resulted from non-cash charges to net income of $5.2 million, an increase in deferred revenue of $4.3 million and net income of approximately $3.1 million offset by changes in working capital of $1.2 million. Net cash provided by operating activities for the nine months ended September 30, 2004 primarily resulted from non-cash charges to net income of $8.4 million and an increase in deferred revenue of $2.3 million offset by a net loss of $3.9 million and working capital changes of $2.0 million. For the nine months ended September 30, 2005 and 2004, non-cash charges include $3.4 million and $6.3 million of interest expense from the redeemable preferred stock, respectively. In connection with our initial public offering we redeemed all of our preferred stock and will no longer have this interest expense in the future.

Investing Activities

Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2005 and $0.9 million for the nine months ended September 30, 2004. Capital expenditures for the nine months ended September 30, 2005 was related to a $0.6 million purchase of land in India for future expansion of business operations, $0.2 million for small acquisition located in Canada and $2.2 million for capitalized software activities and purchases of computer hardware. Capital expenditures for the nine months ended September 30, 2004 was entirely related to capitalized software activities and purchases of computer hardware. In the future we expect our capital expenditure to increase as revenues increase and business needs arise.

Financing Activities

Net cash provided by and (used in) financing activities was $21.3 million for the nine months ended September 30, 2005, and ($1.8) million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net cash provided by financing activity consisted of net proceeds from our initial public offering of $61.8 million and the collection of notes receivable of $0.2 million offset by the redemption of our series A and B preferred shares of $40.0 million, the repurchase of shares of our common stock owned by certain of our former employees of $0.5 million and repayments of capital lease obligations of $0.2 million. For the nine months ended September 30, 2004, net cash used in financing activities consisted of repayments under our line of credit of $1.6 million and repayments of capital lease obligations of $0.2 million.

We believe that our cash and cash equivalent balances and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. Our available borrowing under our line of credit on September 30, 2005 was $3.6 million. We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities. Changes in our operating plans, lower than anticipated revenue, increased expenses or other events, may cause us to seek additional debt or equity financing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and consolidated results of operations. Additional equity financing would be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants or financial ratios that restrict our ability to operate our business.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We derive our revenue from two sources: (1) subscription revenues for solutions, which are comprised of subscription fees from clients accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from clients purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete professional services. Because we provide our solutions as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. On August 1, 2003, we adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the client;

•	The collection of the fees is probable; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Subscription fees and support revenues are recognized on a monthly basis over the terms of the contracts. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

In determining whether revenues from professional services can be accounted for separately from subscription revenue, we consider the following factors for each agreement: availability of professional services from other vendors, whether objective and reliable evidence of the fair value exists of the undelivered elements, the nature and the timing of the agreement execution in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the customer’s satisfaction with the other services. If the professional service does not qualify for separate accounting, we recognize the revenue ratably over the remaining term of the subscription contract. In these situations we defer the direct and incremental costs of the professional service over the same period as the revenue is recognized.

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

Accounting for Stock-Based Compensation

Stock-based compensation is measured in accordance with Accounting Principles Board Opinion, APB, No. 25. We measure compensation expenses for our employee and director stock-based compensation plans using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our common stock at the date of grant over the amount an employee must pay to exercise the option. Until recently there was no public market for our stock, therefore we consider internal and external factors to assist in our determination of the fair value of our common stock. Internal factors include the success of our sales efforts, client retention and overall profitability. External factors consist of market conditions and comparable public companies. We made assumptions and estimates in the preparation of our valuation, including assumptions and estimates related to projected cash flows, discount rates, comparable market value multiples, the value of preferences associated with our preferred stock, the effect that those preferences have on the value of our common stock, and the likelihood at various points in time of certain transactions taking place such as a public offering, sale of our company, raising additional private financing or liquidation. If we had made different estimates and assumptions our conclusions and the related stock-based compensation recorded may have been different.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. For the nine months ended September 30, 2005 our self-insurance accrual totaled $0.3 million. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the nine months ended September 30, 2005, approximately 90.4% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S-generated sales would not have resulted in a material change to our results. As of September 30, 2005, we were not engaged in any foreign currency hedging activities.

The financial position and operating results of our United Kingdom and India operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments was less than $0.1 million at September 30, 2005, and is included in accumulated other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

In November 2004, the District Court granted our motion for summary judgment on the copyright claim. Gallup has appealed that ruling to the United States Court of Appeals for the Third Circuit. The United States Court of Appeals has reversed the Judge’s summary judgment grant in Kenexa’s favor. Trial is now scheduled to commence in this case on December 6, 2005.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2005, our registration statement on Form S-1 covering the offering of 5,000,000 shares of our common stock, commission file number 333-124028, was declared effective. The offering closed on June 29, 2005 and did not terminate before any securities were sold. The underwriters exercised an over-allotment option to purchase an additional 750,000 shares of the Company’s common stock on July 1, 2005. The total price to the public for the shares offered and sold by the Company, including the over-allotment, was $69,000,000. As of the date of filing this report the offering has terminated and all of the securities registered pursuant to the offering have been sold.

The amount of expenses (in thousands) incurred for the Company’s account in connection with the offering is as follows:

Underwriting discounts and commissions	$4,830
Finders Fees	—
Expenses paid to or for our underwriters	—
Other expenses	2,552
Total expenses	$7,382

All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten (10%) or more of the Company’s common stock; or (iii) affiliates of the Company except for $735 that was paid to Pepper Hamilton LLP. One of our directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. We believe that the services performed by Pepper Hamilton LLP in connection with the above offering were provided on terms no more or less favorable than those with unrelated parties.

The aggregate net proceeds (in thousands) of the offering including the over-allotment option, to the Company after deducting underwriting discounts and commissions and paying offering expenses were approximately $61,618. From the effective date of the registration statement to September 30, 2005, the net proceeds have been used for the following purposes:

Redemption of all outstanding shares of series A redeemable participating preferred stock	$11,375
Redemption of all outstanding shares of series B redeemable participating preferred stock	28,625
Purchase and installation of machinery and equipment	—
Purchase of land	577
Acquisition of other business	164
Temporary investments, including cash and cash equivalents	20,877
Total	$61,618

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

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

November 3, 2005

Kenexa Corporation

/s/ Nooruddin S. Karsan
Nooruddin S. Karsan
Chairman of the Board and Chief Executive Officer

/s/ Donald F. Volk
Donald F. Volk
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number and Description
Exhibit 31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.