Form 10-K
period 2005-12-31
KENEXA CORP
filed 2006-02-22
CIK 1114714

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51358

Kenexa Corporation
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-3024013 (I.R.S. Employer Identification Number)
650 East Swedesford Road, Wayne, PA (Address of Principal Executive Offices)	19087 (Zip Code)
Registrant's Telephone Number, Including Area Code: (610) 971-9171
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes  ☐    No  ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of "accelerated filed and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-accelerated filer  ☒

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes  ☐    No  ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2005 was $111,320,840. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National Market on June 30, 2005. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of registrant on June 30, 2005.

        The number of shares outstanding of the registrant's Common Stock as of February 17, 2006 was 17,517,984.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2006 Annual Meeting of Shareholders	Part III

KENEXA CORPORATION
FORM 10-K
DECEMBER 31, 2005

PART I

        This Annual Report on Form 10-K and the documents incorporated herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as "may," "might," "will," "should," "could," "intends," "estimates," "predicts," "potential," "continue," "believes," "anticipates," "plans," "expects" and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in "Item 1A—Risk Factors" in this Annual Report on Form 10-K.

        Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1. Business

Company Overview

        We provide software, services and proprietary content that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We offer the software applications that form the core of our solutions on an on-demand basis, which materially reduces the costs and risks associated with deploying traditional enterprise applications. We complement our software applications with tailored combinations of outsourcing services, consulting services and proprietary content based on our 18 years of experience assisting clients in addressing their HR requirements. Together, our software applications and services form what are commonly referred to as solutions. We believe that these solutions enable our clients to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their hiring and employee performance management programs more efficient.

        We sell our solutions to large- and medium-sized organizations through our direct sales force. As of December 31, 2005, we had a client base of approximately 2,200 companies, including approximately 119 companies on the Fortune 500 list published in April 2005. As a result of our acquisition of Webhire, Inc. in January 2006, we increased our client base to approximately 2,400 companies, including approximately 131 companies on the Fortune 500 list published in April 2005. Our client base includes companies that we billed for services during the year ended December 31, 2005 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately 65.6% and 70.6% of our total revenue for the years ended December 31, 2004 and 2005, respectively. Our clients typically purchase multi-year subscriptions which provide us with a recurring revenue stream. During the year ended December 31, 2005, our clients renewed more than 90% of the aggregate contract value eligible to be renewed during the period.

Our Initial Public Offering

        On June 29, 2005, we completed our initial public offering in which we sold an aggregate of 5,750,000 shares of our common stock, including 750,000 shares sold pursuant to the underwriters' exercise of their over-allotment option on July 3, 2005, at a price of $12.00 per share. The net proceeds from our initial public offering aggregated approximately $61.7 million after deducting underwriting commissions and offering expenses. We used approximately $28.6 million and $11.4 million of the net proceeds of our offering to pay for part of the consideration for the redemption of all outstanding shares of our series A and series B redeemable preferred stock, respectively. We used the balance of the net proceeds from our initial public offering for general corporate purposes including our acquisition of Webhire, Inc. in January 2006.

Recent Transactions

        On December 29, 2005, we entered into an amendment to our revolving credit facility with PNC Bank, N.A. Under the terms of this amendment, our maximum borrowings under our revolving credit facility increased from $10.0 million to $25.0 million, including availability of up to $2.0 million for letters of credit.

        On January 13, 2006, we acquired Webhire, Inc., a provider of end-to-end talent acquisition solutions for recruitment and human resource professionals in middle-market enterprises across all industries, for approximately $34.4 million in cash. We intend to sell Webhire's talent acquisition system along with our existing talent acquisition system to Webhire's and our clients under the name Kenexa Recruiter.

Industry Overview

        Talent acquisition is the sourcing, recruiting, screening and assessment of employees. Employee performance management is the systematic process by which an organization tracks, monitors and optimizes employee behavior and productivity, and evaluates performance through employee reviews, appraisals and business metrics.

  Drivers of Demand for Talent Acquisition and Employee Performance Management Applications

        According to the Bureau of Economic Analysis, an agency of the U.S. Department of Commerce, the amount spent on U.S. labor in 2004 was approximately $6.8 trillion, or approximately 56% of the total U.S. gross domestic product. In January 2005, HR Magazine reported that as much as 80% of a company's worth is tied to its human capital. At the same time, competition for qualified employees continues to intensify, driven by the retirement of the baby-boomers, the increasing service component of the U.S. economy and improved economic conditions. According to the U.S. Bureau of Labor Statistics, the unemployment rate in January 2006 of 4.7% was at its lowest level since July 2001.

        Over the past two decades, many organizations have implemented software systems that systemize best practices and drive efficiency in most departments, including enterprise resource planning systems, customer relationship management systems and supply chain management systems. These software applications provide a wide array of benefits that both increase revenue growth and eliminate expenses. Based on our experience, however, we believe that the HR departments of many of these organizations have only implemented HR information systems, which track basic employee information for payroll and benefits purposes, or rudimentary applicant tracking systems. Although these systems provide some level of automation, they do little to increase the effectiveness of talent acquisition and employee performance management programs. Based on our experience, we believe that few organizations have systemized best practices for talent acquisition and employee performance management or have implemented software applications to support these processes and provide HR professionals with critical analytics and metrics.

        Our experience indicates that, presently, many organizations' talent acquisition functions consist of manual, paper-based processes, ad hoc outsourcing and third-party or custom software applications with limited functionality. As a result, we believe that they suffer from the following shortcomings:

  •
  Inefficiency.    Because many organizations rely on manual, paper-based processes, they cannot effectively manage the massive number of candidates presented by today's many recruiting resources, including unsolicited inquiries, internal referrals, career fairs, campus recruiting, Internet job boards and third-party referrals, among many others. As a result, they fail to identify high potential candidates or fail to process those candidates in a timely manner.

  •
  Redundancy.    Because many organizations do not maintain easily searchable databases of processed candidates, they often conduct redundant searches. A candidate who did not meet the criteria for a certain position may meet the criteria for alternative or future positions. Without an easily searchable database, a candidate may be overlooked.

  •
  Ineffectiveness.    Organizations generally do not employ sophisticated screening and assessment mechanisms. As a result, most hiring decisions are at best loosely based on objective indicators of future success and fail to match high-potential candidates with roles or positions that leverage their unique abilities and experience. This lowers the probability that a new hire will succeed, and negatively impacts employee productivity and satisfaction.

  •
  Inconsistency.    Many organizations screen applications and resumes based on rudimentary criteria, and do not conduct sophisticated and objective assessments and base hiring decisions primarily on subjective, ad hoc interviews. This process lacks consistency and objectivity. This inconsistency not only negatively impacts the effectiveness of recruiting programs, but also may expose organizations to regulatory liability.

  •
  High cost and inflexibility.    As a result of their inflexibility and absence of a variable cost structure, organizations must either maintain larger HR departments or purchase a greater supply of third-party services in order to accomplish their recruiting goals, significantly increasing the costs of their talent acquisition programs.

        Similarly, based on our experience, we believe that many organizations have neither automated nor applied best practices to employee performance management. We believe that most organizations' employee performance management processes consist of annual performance reviews and informal mentoring programs. According to a December 2004 study by Aberdeen Group, 52% of respondents reported that their organization is locked into paper-based evaluations that are conducted yearly and rarely reviewed again. In fact, Aberdeen Group reported that 90% of respondents cited improved employee performance management as a key to competitive advantage. We believe that effective employee performance management requires a consistent, systemized process that identifies employee strengths, weaknesses and issues in a timely manner, continually aligns employee goals with the evolving goals of the organization, monitors opportunities for internal advancement and enables management to analyze employee data over time. The absence of effective employee performance management systems and processes has the following negative implications:

  •
  Failure to retain top performers.    We believe that the absence of systems and processes to ensure the fulfillment, motivation and internal mobility of key employees negatively impacts an organization's ability to retain its top performing employees. Management may not have the opportunity to rectify problems with valuable employees before they depart from the organization without a system to highlight these issues. Based on U.S. Bureau of Labor Statistics data, the Employment Policy Foundation, a public policy research and education foundation, estimated that for the 12 months ended August 31, 2004, private sector average turnover was 25% and that the cost of an employee's turnover was 25% of an employee's salary. Reducing employee turnover can have a material impact on expenses. The Employment Policy Foundation estimated that for a firm with 40,000 full-time employees, the difference between a 15% turnover rate and a 25% turnover rate saves over $50 million annually.

  •
  Failure to optimize productivity.    We believe that maximum productivity is obtained when employees believe their roles match their evolving skill sets, find their jobs challenging and have confidence in their upward mobility. The absence of strong employee performance management systems contributes to the failure to accomplish these goals, and even if organizations succeed in retaining employees, they may not be able to maintain maximum productivity from their employees.

  •
  Failure to remove poor performers.    An employee who does not fulfill his or her role effectively may have a recurring negative impact on an organization. To the extent that a poor performer has managerial responsibility, this negative impact on the organization expands materially. Without systems that identify poor performers, organizations may not be able to address weaknesses within their human capital in a timely manner.

        We believe that the failure to employ sophisticated systems in their talent acquisition and employee performance management processes inhibits organizations from leveraging valuable data generated through these functions. This can negatively impact organizations in several ways, including the failure both to identify overall trends that could improve the efficiency and effectiveness of its processes and to quickly identify problems that could lead to employee turnover.

  Emergence of On-Demand Applications

        Based on our experience, we believe that organizations have become increasingly dissatisfied with traditional enterprise software applications, resulting in the growing adoption of the on-demand model for enterprise software. Traditionally, organizations have purchased perpetual software licenses and deployed enterprise software applications on-site within their IT environment. This traditional method of purchasing and deploying enterprise software applications has left many organizations questioning whether the benefits of these technologies outweigh the following burdens:

  •
  Expensive and time consuming implementation.    A traditional enterprise software application requires an organization to invest in ancillary IT such as hardware systems, application servers, databases and storage systems. In addition, the organization must employ consultants or additional IT staff to integrate the application into increasingly complicated IT environments and customize the application for specific needs. The ancillary costs of a complex deployment can be multiples of the perpetual license fee for the software application and can take several months or even years to complete.

  •
  Expensive maintenance.    Once the software application has been deployed, the organization must make further investments to maintain the application. In addition to the maintenance fee paid to the software vendor, which is typically approximately 20% of the perpetual license fee, the organization must retain both an IT staff capable of maintaining and upgrading the software as well as personnel to train new users to operate the applications.

  •
  Limited incentives to ensure client success.    A typical perpetual software license requires the client to pay a material amount up-front for the license, with a significantly smaller amount, typically approximately 20%, paid annually for basic support and upgrades. This model leaves little incentive for the software vendor to ensure a successful implementation and on-going client satisfaction.

        Recent developments in technology have enabled software developers to offer enterprise software applications on an on-demand basis. Leveraging the Internet, multi-tiered architectures, advances in security and open standards for application integration, software vendors can offer software applications to their clients as a service, hosting the software on servers operated by the software vendor. Clients, using an Internet browser, access the applications, which are designed to be easily configured and integrated with a client's existing applications.

        The on-demand model fundamentally changes both the purchasing and deployment of enterprise software from a client perspective. Rather than making large, up-front investments in perpetual licenses, clients purchase limited term subscriptions for on-demand software applications. Further, because only an Internet browser is required to access on-demand software applications, which can be easily configured to meet the buyer's specific needs, organizations eliminate the expense of ancillary technology and third-party services required to implement, configure and maintain the enterprise application on-site. Finally, the finite duration of client subscriptions provides a strong incentive to software vendors to ensure that the software provides the expected benefits to the client, resulting in consistent customer service. The on-demand model also reduces research and development support costs for the software developer. Because only limited versions of the software exist at any one time, the on-demand model relieves the burden of maintaining and upgrading historical versions of the software. These dynamics are driving growth in the market for software on-demand.

        We believe that talent acquisition and employee performance management applications are particularly well-suited to the on-demand model. Talent acquisition and employee performance management applications are generally purchased by an organization's HR department. Because the HR departments of most organizations have little historical experience making capital expenditures for enterprise software applications, we believe that providing these departments the opportunity to license software applications on a subscription basis eliminates a major impediment to the adoption of talent acquisition and employee performance management applications.

Our Solution

        We are a leading provider of talent acquisition and employee performance management solutions. Our solutions enable organizations to implement systematic talent acquisition practices that ensure the efficient, effective and consistent hiring of qualified individuals. Our solutions also provide employee performance management systems that help to ensure that organizations retain and optimize the performance of qualified individuals and identify employees who fail to perform. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We believe that by providing our software applications on an on-demand basis, we materially reduce the costs and risks associated with traditional enterprise software application implementations. We also believe that implementing feature-rich and scalable, or easily configurable on a real-time basis, talent acquisition and employee performance management solutions that meet organizations' specific needs requires a combination of software, services and domain-specific content. Accordingly, we complement our software applications with consulting services, outsourcing services and proprietary content. Together, these components form solutions that enable our clients to improve the quality of their hiring programs, increase employee productivity and retention and make their talent acquisition and employee performance management programs more cost-effective.

  •
  More effective and consistent talent acquisition programs.    Our talent acquisition solutions are comprised of two major components that enable our clients to increase the consistency and effectiveness of their recruiting programs. The first component is our applicant tracking system, which automates and streamlines the recruiting process. The second component is our testing and assessment solutions, which ensures that candidates have the skills, aptitude, personality and experience necessary to be successful in the desired position. Our talent acquisition solutions enable our clients to:

  •
  expand the pool of qualified applicants;

  •
  identify high-potential candidates more quickly;

    •
    accurately measure candidate skills, aptitude and experience;

    •
    create interviews focused on necessary skills and qualities indicative of success;

    •
    increase interview consistency and objectivity;

    •
    identify training needs immediately;

    •
    document compliance with regulatory requirements; and

    •
    ensure cultural fit between candidates and the organization.

  •
  Greater employee productivity and retention.    Our employee performance management solutions combine software, proprietary content and consulting services to automate and systemize employee performance management best practices. Specifically, our solutions enable organizations to automate career tracking activities, design and administer effective and consistent employee surveys and implement productive mentoring programs. Our solutions include tools that facilitate the development of action plans to address weaknesses and cultivate strengths identified through these processes. We complement the software components of our solutions with consulting services that help to encourage and manage behavioral change within an organization. As a result, we believe that our clients experience greater employee productivity and improved employee retention after implementing our solutions.

  •
  More cost-effective talent acquisition and employee performance management programs.    We believe that our solutions increase the cost-effectiveness of talent acquisition and employee performance management programs in three ways. First, our solutions automate these activities, enabling organizations to maintain smaller HR departments and eliminate some third-party services. Second, our solutions enable organizations to more effectively identify high-potential candidates and retain qualified employees. Third, our solutions provide management the opportunity to achieve economies of scale by outsourcing non-core functions while also ensuring the application of best HR practices and leading technology to these functions.

  •
  Application of analytics to talent acquisition and employee performance management programs.    Our solutions enable organizations to use the data generated by their talent acquisition and employee performance management programs in order to improve these programs. Specifically, our solutions enable management to identify overall trends that could improve the efficiency and effectiveness of their processes. For example, we enable our clients to identify their most productive recruiting channels, establish criteria indicative of success in various roles and identify problems that could lead to employee turnover.

  •
  Ease of integration, configuration and deployment.    We provide the software applications that form the core of our solutions on an on-demand basis, eliminating the material expenses and complexity of traditionally purchased and deployed software applications. We combine this deployment model with an intuitive user interface to facilitate rapid and widespread adoption within the HR department. Our solutions are designed for ease of use by non-technical staffing professionals, managers, candidates and employees. We believe that these aspects of our solutions enable organizations to quickly achieve the anticipated benefits.

Our Strategy

        Our objective is to be the leading global provider of talent acquisition and employee performance management solutions. Key elements of our strategy include:

  •
  Focus on talent acquisition and employee performance management solutions.    Unlike some vendors that provide broad suites of HCM software, we have focused solely on talent acquisition and employee performance management, which are the strategic HR elements of our clients. We believe that this focus has enabled us to deliver solutions that meet the unique needs of our clients in these areas. We also believe that this focus has helped us to generate an increasingly recognized brand in these markets, which are expected to grow at a materially faster rate than the broader HCM market over the next five years. We intend to continue to focus on talent acquisition and employee performance management in order to leverage our increasingly recognized brand in these markets and these positive market dynamics.

  •
  Provide innovative and industry-specific solutions to our clients.    During the past three years, we have introduced several new solutions, each in response to the unique needs of our clients. We intend to continue to work closely with our clients to further develop innovative solutions that increase the effectiveness of their recruiting programs and contribute to greater employee retention and productivity. We have also introduced specific solutions for the following vertical industries: financial services and banking; manufacturing; life sciences, biotechnology and pharmaceuticals; retail; healthcare; hospitality; call centers; and education. We intend to develop specific solutions for additional vertical industries.

  •
  Cross-sell additional solutions to and further penetrate current clients.    During the year ended December 31, 2005, we renewed more than 90% of the aggregate value of contracts subject to renewal. This renewal rate provides us with a strong base of recurring revenue. We believe that our strong client relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing clients and to achieve greater penetration within an organization. We expect to continue to create innovative programs designed to provide our employees with strong incentives to maximize the value from each of our clients.

  •
  Continue to leverage our highly efficient development professionals in India.    We established a technology development center in Hyderabad, India in 2003. We currently have approximately 110 developers working in Hyderabad providing us with low-cost, 24 hours a day, 7 days a week development capabilities. Our cost per developer in India is 70% less than our cost per developer in the United States. We intend to continue to leverage this asset to deliver technologically advanced solutions to our clients.

  •
  Expand our global presence and client base.    We have grown to $65.6 million in annual revenue for the year ended December 31, 2005 and approximately 2,200 clients as of December 31, 2005 primarily focused on the U.S. market. However, our solutions are also well suited to addressing problems faced by organizations outside the United States. In the future, we intend to expand our distribution efforts in Europe, the Middle East and the Asia/Pacific region. Although we have employed a direct sales force in the United States, we intend to expand our international distribution through partnerships. We believe that pursuing a channel strategy enables us to limit the costs associated with international expansion and acknowledges that different geographies present different cultural challenges best addressed by a local sales force.

  •
  Pursue complementary acquisitions.    We have completed 21 acquisitions of businesses since 1994, including our acquisition of Webhire, Inc. which closed in January 2006. These acquisitions have helped us to adapt our business to the evolving needs of our clients. We believe that the HCM market is significantly fragmented. Many competing companies have strong technology or vertical market expertise but lack the scale to compete with the industry leaders in the long term. We continue to identify similarly situated companies that we believe could broaden the functionality and strength of our existing solutions.

Our Products and Services

  Our Talent Acquisition Solution

        Kenexa Recruiter.    The Kenexa Recruiter system is a web-based talent acquisition system that streamlines and automates the entire recruiting process. Kenexa Recruiter includes the following features:

  •
  converts our client's corporate website into an interactive, branded career center where candidates can search and apply for jobs, update personal information and receive automatic notifications of available jobs of interest;

  •
  integrates with our suite of testing and assessment technologies to identify candidates with the highest potential for success;

  •
  enables clients to post job openings to over 1,100 free and fee-based Internet job boards;

  •
  intelligently searches Internet job sites, corporate websites, personal web pages and a client's database of resumes to automatically capture both passive and active candidates and pull their resumes directly to the desktop;

  •
  provides management with both standard and ad hoc reports to facilitate understanding of the status of clients' talent acquisition programs;

  •
  provides management with individualized HR dashboards that display rich data regarding the status of clients' talent acquisition programs and access to the most frequently used functions;

  •
  easily configurable to automate a client's talent acquisition model and workflow processes;

  •
  integrates easily with clients' HR information systems such as Oracle (PeopleSoft), SAP, ADP and Lawson; and

  •
  can be presented via an in-store kiosk as Kenexa Storefront, a solution tailored to the retail industry.

        We intend to sell Webhire's web-based talent acquisition system along with our existing talent acquisition system to Webhire's and our client base under the name Kenexa Recruiter.

        Kenexa PeopleQuest.    Our PeopleQuest system enables clients to expand the pool of qualified candidates for an open position by automating the phone interview. By combining voice recognition technology from a third party, software and consulting services, the PeopleQuest solution assists clients in creating friendly and effective pre-recorded phone interviews tailored to their specific needs. Our software also automates the data gathering, screening and interview scheduling process so that high-potential candidates are processed efficiently.

        Kenexa Prove It!    The Kenexa Prove It! tool is an automated, easily configurable skills assessment tool that enables our clients to accurately identify qualified candidates. Integrating software with proprietary content, Kenexa Prove It! provides our clients with over 800 skills assessments for clerical, software, call center, industrial, healthcare and technical jobs.

        Kenexa Selector.    The Kenexa Selector tool is an automated, easily configurable candidate assessment tool that provides accurate performance predictions for hourly, sales and managerial positions. Kenexa Selector integrates our software with our proprietary content to elicit responses that reveal candidate personality, experience and problem-solving ability and then immediately translates this information into profiles of candidate strengths and weaknesses.

        Kenexa Insight.    The Kenexa Insight solution is a consulting-based solution that provides our clients with customized, research-based interviews that accurately and consistently identify talented candidates for hire and promotion. Our consultants work directly with our clients to analyze the most talented performers in different positions within their organization. We translate this analysis into complete structured interviews that identify candidates that have similar traits and behaviors to our clients' most talented employees. We offer clients the option of conducting the interviews themselves or outsourcing this task to our professionals. Following the interview, we track the results to validate the relationship between the interview and actual performance.

        Kenexa Interview Builder.    Our Interview Builder tool is a software tool integrated with a reference library of proprietary content, including more than 1,200 interview questions and competency profiles. Our clients use Interview Builder to generate efficient, accurate and consistent interviews that encourage candidates to speak freely about their knowledge, abilities, skills and other crucial job requirements for more than 40 different competencies. We complement this proprietary content with training for creating and conducting competency-linked, structured interviews.

  Our Employee Performance Management Solution

        Kenexa CareerTracker.    The Kenexa CareerTracker system is a complete employee performance management system that streamlines and automates the entire employee performance management process in order to improve employee retention and productivity. The Kenexa CareerTracker system consists of a suite of software applications complemented by proprietary content and consulting services that together support an ongoing performance appraisal process and continuous employee improvement.

        Kenexa CareerTracker enables managers to:

  •
  automatically track and categorize employees within the organization;

  •
  align each department's goal with those of the overall organization;

  •
  implement systematic employee performance appraisals; and

  •
  implement sophisticated and automated mentor matching programs.

        Kenexa CareerTracker enables employees to:

  •
  create individualized step-by-step development plans;

  •
  align personal goals with organizational objectives;

  •
  access resources for improvement in targeted competencies; and

  •
  identify future opportunities within the organization.

        Kenexa Survey Technology.    We believe that our survey technology enables our clients to conduct employee surveys that are easy to administer even though the underlying organizational requirements are extremely complex. Our survey technology is comprised of:

  •
  Surveys Online.    A web-based survey system that has been load-tested to process more than 1 million surveys within a 24-hour period.

  •
  OrgMapper.    An automated software system that simplifies the process of mapping an organization to ensure appropriate reporting capabilities and options.

  •
  Survey Ordering System.    An automated online system that accepts orders, distributes and tracks employee surveys for geographically distributed organizations.

  •
  Kenexa Survey Scorecard.    A software system that integrates data derived from our surveys into a secure, web-based online portal that enables managers to view survey results, identify areas for improvement, automate action-planning to address weaknesses and track progress against action-plans. It also integrates proprietary content from our HR best practices database to guide managers in the action-planning process.

  •
  Kenexa Online Dynamic Reporting.    A flexible, secure, web-based reporting tool for employee surveys which includes a variety of pre-designed reports as well as facilitates the design of custom reports.

        Multi-rater surveys.    These surveys combine software, proprietary content and consulting services to provide our clients with a comprehensive outsourced competency assessment service, including design, administration and reporting. The solution integrates our competency library, which contains more than 40 competencies and a broad array of assessment items designed to measure the discrete behaviors that comprise a competency, with consulting services provided by our staff psychologists who have significant experience developing, implementing and validating competency assessments.

        Employee engagement surveys.    Our consultants assist our clients in designing, administering and analyzing employee engagement surveys. We developed our Employee Engagement model through studies of organizational effectiveness and a comprehensive review of the academic literature related to employee commitment, psychological ownership, organizational pride, loyalty and satisfaction. We conduct analyses which link survey results to business metrics. By linking the survey results to clients' performance variables, we can recommend actions for improved performance. We have documented the relationship between employee attitudes and business outcomes such as customer satisfaction, employee retention and management effectiveness. We have used this information to improve customer satisfaction, to increase efficiency and ultimately to increase our clients' financial performance.

  Employment Process Outsourcing

        In concert with providing talent acquisition and employment performance management solutions that enable organizations to implement best practices in these areas, we provide our clients with the option of outsourcing to us certain aspects of their staffing operations and recruiting campaigns, including the sourcing, recruiting, screening, assessment and on-boarding of employees. Acknowledging that organizations need to retain strategic control of their HR programs, we offer our clients the ability to outsource only the tactical components and design solutions that meet each client's specific objectives. These solutions combine our services and technology in what we believe is an integrated delivery platform that allows organizations to manage fluctuation in hiring needs and leverage shared infrastructure to reduce costs. We employ a team of experienced staffing professionals who have worked in the internal departments of some of the world's largest companies and have completed our comprehensive proprietary training and certification program.

        We believe our employment process outsourcing, or EPO, services enable our clients to reduce operating costs, focus on their core business, create a variable cost structure around certain non-strategic HR functions, improve the quality of certain HR functions, foster innovation and obtain access to leading technology without the corresponding investment to own the technology themselves. Clients contract for our EPO services for a pre-determined period. Generally, we will enter into service level agreements with our clients to ensure the quality of our services.

        Our EPO services include the following:

  •
  Process consulting.    We perform needs analyses and advise clients on the implementation of technology and processes to optimize their talent acquisition operations.

  •
  Staffing department management services.    We assume all or discrete parts of the staffing function on an outsourced basis.

  •
  On-site staffing professional support.    We provide on-site support for ongoing staffing operations or during large scale hiring initiatives.

  •
  Multi-channel sourcing strategy development and execution.    We develop and execute a multi-channel sourcing strategy that allows our clients to expand their candidate pool and control costs. A multi-channel sourcing strategy may include leveraging direct recruitment, Internet mining, traditional advertising, Internet job postings, career centers, internal candidate review and career/job fairs.

  •
  Employee referral program administration.    We establish and administer our clients' employee referral program, including promoting the program among employees, creating incentive strategies that further our clients' goals, recording referrals and administering payments.

  •
  Direct sourcing.    We maintain off-site teams of recruiting professionals at our offices in Wayne, Pennsylvania and Hyderabad, India. These professionals support major hiring initiatives for our clients and handle recruiting projects on an ongoing basis. We believe that our investment in technology and productivity tools offers our clients efficiency and reduced costs over other available sourcing options.

  •
  Project Outsourcing.    We help our clients to develop effective, cost-efficient strategies to conduct large and small scale recruitment campaigns. These strategies can be executed either by our clients' internal HR department or outsourced to a team of our professionals, or a combination of both. Project Outsourcing programs include evaluating the talent acquisition mission and business objectives, mapping recruitment processes and execution strategies, engaging hiring management and key stakeholders in defining deliverables, creating a detailed definition of a qualified candidate for each hiring manager, executing candidate sourcing, screening and assessment, managing the candidate interview, selection, hiring and communication process, providing comprehensive weekly and monthly reports which detail current progress against pre-established performance measures and metrics and concluding the assignment with a project summary and "lessons learned" to facilitate knowledge transfer. Executive candidate sourcing is the practice of identifying, contacting and soliciting individuals for the purpose of screening and selecting for hire.

        Our EPO services are provided in concert with our talent acquisition and employee performance management solutions and we have developed proprietary technology for large volume sourcing performed by our sourcing center in Hyderabad, India, enabling us to provide these services in an efficient and scalable manner.

Customer Support

        We believe that superior customer support is critical to our clients. Our customer support group assists our clients by answering questions and troubleshooting our solutions. Customer support is available 24 hours a day, 7 days a week by telephone, email and over the Internet from a member of our customer support team. Each member of our customer support team receives comprehensive training and orientation to ensure that our clients receive high-quality support and service. Each of our clients is assigned a single point of contact. When an issue is reported to us, our customer support personnel follow a clearly defined escalation process to ensure that mission-critical issues are resolved to the satisfaction of the client. We believe that our customer service model has materially contributed to our client retention rate. During the year ended December 31, 2005, we renewed more than 90% of the aggregate contract value subject to renewal.

        We utilize our talent acquisition and employee performance management solutions to recruit and manage our customer support personnel. We believe that applying these solutions to our customer service department has resulted in a customer support group with superior skills, competencies and aptitude for customer service. As of December 31, 2005, our customer support group consisted of 26 employees, 17 of whom are located in Lincoln, Nebraska and 9 of whom are located in Hyderabad, India.

Technology, Development and Operations

  Technology

        Our integrated suite of talent acquisition and employee performance management solutions is built on a multi-tier, platform independent Java 2 Platform, Enterprise Edition, or J2EE, architecture using our Core Application Framework, which consists of open source components, commercially available products and our own proprietary tools. The Core Application Framework consists of the following components:

  •
  User Layer.    The user layer consists of a commonly used web browser. We use Java Server Pages and a Servlet-based server-side application to support the browser-based interface.

  •
  Business Layer.    Our Business Object Framework supports the business logic of our applications as well as providing comprehensive auditing functionality, security, multi-threading and component pooling.

  •
  Integration Layer.    Our integration tier provides integration with a wide range of third-party tools, job boards and applications, such as Oracle (PeopleSoft), SAP, Siebel Systems and Lawson, to support the needs of our clients. We are dedicated to the development and promotion of a standard suite of XML specifications to enable e-business and the automation of human resources-related data exchanges. The HR-XML consortium has recognized and certified Kenexa in this regard.

  •
  Data Layer.    Our Data Access Framework supports collection pooling, session management and optimization of data retrieval. We use Oracle RDBMS as our database engine in the Data Layer.

        Our software is designed to support easy-to-use features such as dynamic workflows, job templates and user configuration that enable clients to adapt the application for their specific requirements. Dynamic workflows are designs that facilitate business processes whereby one step in the process cannot be completed until all prior steps have been completed.

        We provide our clients with two options to use our solutions. Most of our clients use our solutions on an on-demand basis, with only a limited number of our clients implementing our solutions on-site.

  Development

        Innovation is an important part of our business. We believe that three primary factors drive our innovation: our employees, our domain experts and our clients. We have a formalized system to cultivate participation from all of our employees in research and development. We also leverage the experience of our research scholars and domain experts, who produce white papers, case studies and thought pieces which form the foundation for our innovation. Our research and development team maintains a repository of ideas, and selected ideas are presented to the market validation team. Market validated ideas progress to the prototype stage. The executive team reviews prototypes and selects those with the highest potential, which then enter the product development phase. In addition to our employees and domain experts, some of the key ideas are generated from client feedback.

        We follow a development methodology that we believe allows us to develop projects quickly and then proceed on a predictable, low risk path for high-quality results. We conduct our product development through our global development center, which consists of four locations: Hyderabad, India, Lincoln, Nebraska, Wayne, Pennsylvania and Lexington, Massachusetts. Product development is primarily conducted at our highly efficient facility in India, which we established in 2003. As of December 31, 2005, we employed approximately 110 developers in India, 30 in Nebraska and 20 in Pennsylvania. In connection with our acquisition of Webhire in January 2006, we added approximately 20 additional developers in Massachusetts. Our development process is ISO 9001:2000 certified.

  Operations

        Our data center in Wayne, Pennsylvania serves as the primary hosting facility for our on-demand solutions. We also have a secondary data center in Lincoln, Nebraska. We adhere to industry standards and best practices in our global operations. We have entered into service level agreements with many of our clients. We have a comprehensive load balanced environment for optimal performance and server redundancy to avoid single points of application failure. The environment is shared across clients to reduce costs for each individual client. Each client's data is stored in a separate logical partition in the database, allowing increased security and maintenance efficiency in backing up data or exporting data to the client when requested.

        Our data center personnel are Certified Information Systems Security Professionals, or CISSPs, with training in the latest security and availability threats. Our data centers are continuously and proactively monitored by a comprehensive set of tools and personnel, 24 hours a day, 7 days a week. Our data centers have built-in power redundancy, with two uninterrupted power supplies backed up by an industrial strength generator to provide uninterrupted service to our clients. We have documented our network, server and database management procedures including backup and recovery.

Clients

        As of December 31, 2005, we had a base of approximately 2,200 active clients over a number of industries, including financial services and banking, manufacturing, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including 119 companies on the Fortune 500 list published in April 2005. As a result of our acquisition of Webhire, Inc. in January 2006, we increased our client base to approximately 2,400 companies, including approximately 131 companies on the Fortune 500 list published in April 2005. Our client base includes companies that we billed for services during the year ended December 31, 2005 and does not necessarily indicate an ongoing relationship with each such client. For the year ended December 31, 2005, we provided our talent acquisition and employee performance management solutions on a subscription basis to approximately 1,950 clients, with an average subscription term of two years. Other than a small number of perpetual license sales, the remainder of our clients in 2005 engaged us to provide discrete professional services and may not engage us for future services once a project is completed. No single client accounted for more than 10% of our revenue in the year ended December 31, 2005.

Sales and Marketing

        Our target clients are large- and medium-sized organizations with complex talent acquisition and employee performance management needs. We sell our solutions to both new and existing clients primarily through our direct sales force, which is comprised of inside sales, telesales and field sales personnel. As of December 31, 2005, we had 78 sales and marketing representatives. Our marketing strategy focuses on generating qualified sales leads and building our brand. We generate sales leads through a combination of the marketing efforts described below and a third-party lead generation service. We have sales offices located in Wayne, Pennsylvania, Philadelphia, Pennsylvania, Lincoln, Nebraska, London, England, Toronto, Canada and Hyderabad, India. In connection with our acquisition of Webhire in January 2006, we added a sales office in Lexington, Massachusetts.

        We believe that our client relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing clients and to achieve greater penetration with the organization. We have established a program intended to increase cross-selling into our largest clients, and we expect to continue to create innovative programs designed to incent our employees and maximize the value from each of our clients.

        Our marketing initiatives are generally targeted toward specific vertical industries or specific solutions. Our marketing programs primarily consist of:

  •
  participation in, and sponsorship of, conferences, trade shows and industry events;

  •
  direct mail and email campaigns;

  •
  advertising in trade magazines;

  •
  distribution of HCM white papers, case studies and thought pieces; and

  •
  using our website to provide product and company information.

        We have focused our public relations efforts on building our brand. In 2004, we were recognized by the League of American Communication Professionals as the Gold winner of the 2004 Magellan Awards in the Publicity Campaign Competition for our media campaign that created awareness of Kenexa Selector, our pre-employment assessment offering.

Intellectual Property

        Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark and other common laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We currently have one pending patent application.

        Although we rely primarily on copyright, trade secret and trademark law, written agreements and common law, we believe that the following factors are more essential to establishing and maintaining a competitive advantage:

  •
  the technological skills of our research and development personnel;

  •
  the domain expertise of our consultants and outsourcing service professionals;

  •
  frequent enhancements to our solutions;

  •
  continued expansion of our proprietary content; and

  •
  high levels of customer service.

        Others may develop products that are similar to our technology. We generally enter into confidentiality and other written agreements with our employees and partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our software. Policing unauthorized use of our software and intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business or where our software is sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of such laws is not common or effective.

        Substantial litigation regarding intellectual property rights exists in the software industry. From time to time, in the ordinary course of our business, we are subject to claims relating to our intellectual property rights or those of others, and we expect that third parties may commence legal proceedings or otherwise assert intellectual property claims against us in the future, particularly as we expand the complexity and scope of our business, the number of similar products increases and the functionality of these products further overlap. We cannot be certain that no third party intellectual property rights that exist could result in a claim against us in the future. These actual and potential claims and any resulting litigation could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time consuming and expensive to defend and could affect our business materially and adversely. Any claims or litigation from third parties may also limit our ability to use various business processes, software and hardware, other systems, technologies or intellectual property subject to these claims or litigation, unless we enter into license agreements with the third parties. However, these agreements may be unavailable on commercially reasonable terms, or not available at all.

Competition

        We have experienced, and expect to continue to experience, intense competition from a number of companies. We compete with niche point solution vendors, such as Authoria, Inc., BrassRing, LLC, Deploy Solutions, Inc., iCIMS, Inc., Integrated Performance Systems, Inc., InScope Corporation, PeopleClick, Inc., Performix Technologies, Inc., Pilat HR Solutions, Inc., Previsor, Inc., Recruitmax Software, SHL Group plc, Success Factors, Inc., Taleo Corporation, Unicru, Inc., Virtual Edge Corporation and Workstream Software, Inc., that offer products that compete with one or more applications in our suite of solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning software with much greater resources, such as Oracle Corporation (PeopleSoft), SAP AG and Lawson, Inc. To a lesser extent, we compete with vendors of employment process outsourcing services and survey services such as Accolo, The Gallup Organization, Hyrian, LLC and Recruitment Enhancement Services.

        The principal competitive factors in our industry include:

  •
  solution breadth and functionality;

  •
  ease of deployment, integration and configuration;

  •
  domain expertise;

  •
  industry-specific expertise;

  •
  service support, including consulting services and outsourcing services;

  •
  solution price;

  •
  breadth of sales infrastructure; and

  •
  breadth of customer support.

        We believe that we generally compete favorably with respect to these factors.

        We may face future competition in the talent acquisition and employee performance management market from large, established companies, such as Oracle and SAP, as well as from emerging companies. Barriers to entry into our industry are relatively low, new software products are frequently introduced and existing products are continually enhanced. In addition, we expect that there is likely to be consolidation in our industry, which would lead to increased price competition and other forms of competition. Established companies not only may develop their own competitive products, but may also acquire or establish cooperative relationships with current or future competitors, including cooperative relationships between both larger, established and smaller public and private companies.

        In addition, our ability to sell our solutions will depend, in part, on the compatibility of our software with software provided by our competitors. Our competitors could alter their products so that they will no longer be compatible with our software or they could deny or delay access by us to advance software releases, which would limit our ability to adapt our software to these new releases. If our competitors were to bundle their products in this manner or make their products non-compatible with ours, our ability to sell our solutions might be harmed and could reduce our gross margins and operating income.

Employees

        As of December 31, 2005, we had 693 employees, consisting of 78 employees in sales and marketing, 162 in development, 380 in delivery of our solutions and 73 in general and administrative positions. None of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced any interruptions of our operations as a result of labor disagreements.

ITEM 1A. Risk Factors

        We operate in a market environment that involves significant risks, many of which are beyond our control. The following risk factors may adversely impact our results of operations, cash flows and the market price of our common stock. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition.

Our business may not continue to grow if the markets for our products do not continue to grow.

        Our growth is dependent upon the continued adoption of on-demand software as a key mechanism for delivering solutions in these markets. The rapidly evolving nature of this market reduces our ability to accurately evaluate our future prospects and forecast quarterly or annual performance. The adoption of on-demand talent acquisition and employee performance management solutions, particularly among organizations that have relied upon traditional software applications, requires the acceptance of a new way of conducting business and exchanging and compiling information. Because these markets are new and evolving, it is difficult to predict with any assurance the future growth rate and size of these markets which, in comparison with the overall market for enterprise software applications, is relatively small.

If our on-demand delivery model is not widely accepted, our operating results will be harmed.

        The on-demand delivery of enterprise software is new and, to a large extent, unproven, and it is uncertain whether this model will achieve and sustain high levels of demand and market acceptance. The majority of our clients access and use our software solutions on an on-demand basis. If the preferences of our clients change and our clients elect to deploy our software on-site, either upon the initiation of a new agreement or upon the renewal of an existing agreement, we would potentially incur higher costs and encounter greater complexity in providing maintenance and support for our software. Potential clients may be reluctant or unwilling to purchase enterprise software on-demand for a number of reasons, including security and data privacy concerns. If such organizations do not adopt the on-demand delivery model, then the market for our solutions may develop more slowly than we expect. The inability of our on-demand delivery model to achieve widespread market acceptance would harm our business.

Our business will suffer if our existing clients terminate or do not renew their software subscriptions.

        We expect to continue to derive a significant portion of our revenue from renewals of subscriptions for our talent acquisition and employee performance management solutions. During the year ended December 31, 2005, our clients renewed more than 90% of the aggregate contract value eligible to be renewed during the period. If our clients terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms to us or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained.

        Maintaining the renewal rate of our existing subscriptions is critical to our future success. Factors that may affect the renewal rate for our solutions include:

  •
  the price, performance and functionality of our solutions;

  •
  the availability, price, performance and functionality of competing products and services;

  •
  the effectiveness of our support services; and

  •
  our ability to develop complementary products and services.

        Most of our existing clients have entered into subscription agreements with us that expire between one and three years from the initial contract date. Our clients have the right to terminate their contracts and are not obligated to renew their subscriptions for our solutions after the expiration of the initial terms of their subscription agreements. In addition, our clients may negotiate terms which are less favorable to us upon renewal, or may request that we license our software to them on a perpetual basis, which may reduce recurring revenue from these clients. Our future success also depends in part on our ability to sell new solutions to our existing clients.

If we fail to develop or acquire new products or enhance our existing solutions to meet the needs of our existing and future clients, our revenue may decline.

        To remain competitive, we must continually improve and enhance the responsiveness, functionality and features of our existing solutions and develop new solutions that address the talent acquisition and employee performance management requirements of organizations. If we are unable to successfully develop or acquire new solutions or enhance our existing solutions, our revenue may decline and our business and operating results will be adversely affected. Since our initial public offering, we have introduced enhanced solutions. We intend to continue to introduce enhanced solutions to generate additional revenue, attract new clients and respond to competition. We may not succeed in developing or introducing new or enhanced solutions or developing or introducing them in a timely manner, and new or enhanced solutions that we develop or introduce may not achieve the market acceptance necessary to generate significant revenue.

        In addition, it is possible that evolving technology may enable new deployment mechanisms that make our on-demand business model obsolete. To the extent that we are not successful in continuing to develop our solutions in correlation with evolving technology, we may not be successful in establishing or maintaining our client relationships.

We may engage in future acquisitions or investments which present many risks, and we may not realize the anticipated financial and strategic goals for any of these transactions.

        We have focused on developing solutions for the enterprise talent acquisition and employee performance management market. Our market is highly fragmented and in the future we may acquire or make investments in complementary companies, products, services or technologies. Acquisitions and investments involve a number of difficulties that present risks to our business, including the following:

  •
  we may be unable to achieve the anticipated benefits from the acquisition or investment;

  •
  we may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

  •
  we may have difficulty incorporating the acquired technologies or products with our existing solutions;

  •
  our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

  •
  we may lose customers of those companies that we acquire for reasons such as a particular customer desiring to have multiple service vendors;

  •
  we may have difficulty maintaining uniform standards, controls, procedures and policies across locations; and

  •
  we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

        On January 13, 2006, we acquired Webhire, Inc. for a purchase price of approximately $34.4 million. We are in the process of integrating Webhire's business. The factors noted above could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as out-of-pocket costs.

        The consideration paid for an investment or acquisition may also affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash or obtain debt or equity financing. To the extent that we issue shares of our capital stock or other rights to purchase shares of our capital stock as consideration for an acquisition or in connection with the financing of an acquisition, including options or other rights, our existing shareholders may be diluted, and our earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs, including write-offs of acquired in-process research and development costs, and restructuring charges. After acquiring Webhire for approximately $34.4 million in cash, we borrowed $25.0 million under our revolving line of credit for working capital purposes. Acquisitions in the future may require us to incur additional indebtedness to finance our working capital and may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

If our efforts to attract new clients or to sell additional solutions to our existing clients are not successful, our revenue growth will be adversely affected.

        To grow our revenue, we must continually add new clients and sell additional solutions to existing clients. If our existing and prospective clients do not perceive our solutions to be of sufficiently high value and quality, we may not be able to attract new clients or to increase sales to existing clients. Our ability to attract new clients and to sell new solutions to existing clients will depend in large part on the success of our sales and marketing efforts. However, our existing and prospective clients may not be familiar with some of our solutions, or may have traditionally used other products and services for some of their talent acquisition and employee performance management requirements. Our existing and prospective clients may develop their own solutions to address their talent acquisition and employee performance management requirements, purchase competitive product offerings or engage third-party providers of outsourced talent acquisition and employee performance management services. Additionally, some clients may request that we license our software to them on a perpetual basis or that we allow them the contractual right to convert from a term license to a perpetual license during the contract term, which may reduce recurring revenue from these clients.

If we are unable to compete effectively with companies offering enterprise talent acquisition and employee performance management solutions, our revenue may decline.

        We may not have the resources or expertise to compete successfully in the future. If we are unable to successfully compete, we could lose existing clients, fail to attract new clients and our revenue would decline. The talent acquisition and employee performance management solutions markets are rapidly evolving and highly competitive, and we expect competition in these markets to persist and intensify. Barriers to entry into our industry are low, new software products are frequently introduced and existing products are continually enhanced. We compete with niche point solution vendors such as Authoria, Inc., BrassRing LLC, Deploy Solutions, Inc., iCIMS, Inc., Integrated Performance Systems, Inc., InScope Corporation, PeopleClick, Inc., Performix Technologies, Inc., Pilat HR Solutions, Inc., Previsor, Inc., Recruitmax Software, Inc., SHL Group plc, Success Factors, Inc., Taleo Corporation, Unicru, Inc., Virtual Edge Corporation and Workstream Inc. that offer products that compete with one or more applications contained in our solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning, or ERP, software with much greater resources, such as Oracle Corporation (PeopleSoft), SAP AG and Lawson, Inc. To a lesser extent, we compete with vendors of employment process outsourcing services and survey services such as Accolo, Inc., The Gallup Organization, Hyrian, LLC and Recruitment Enhancement Services. In addition, many organizations have developed or may develop internal solutions to address enterprise talent acquisition and employee performance management requirements that may be competitive with our solutions.

        Many of our competitors and potential competitors, especially vendors of ERP software, have significantly greater financial, support, technical, development, marketing, sales, service and other resources, larger installed client bases, longer operating histories, greater name recognition and more established relationships than we have. In addition, ERP software competitors could bundle their products with, or incorporate capabilities in addition to, talent acquisition and employee performance management functions, such as automated payroll and benefits, in products developed by themselves or others. Products with such additional functions may be appealing to some clients because they would reduce the number of different types of software or applications used to run their businesses. Our niche competitors' products may be more effective than our solutions at performing particular talent acquisition and employee performance management functions or may be more customized for particular client needs in a given market. Further, our competitors may be able to respond more quickly than we can to changes in client requirements.

Mergers or other strategic transactions involving our competitors could weaken our competitive position or reduce our revenue.

        We believe that our industry is highly fragmented and that there is likely to be consolidation, which could lead to increased price competition and other forms of competition. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. Our competitors may establish or strengthen cooperative relationships with business process outsourcing vendors, systems integrators, third-party consulting firms or other parties. Established companies may not only develop their own products but may also merge with or acquire our current competitors. In addition, we may face competition in the future from large established companies, as well as from emerging companies that have not previously entered the markets for talent acquisition and employee performance management solutions or that currently do not have products that directly compete with our solutions. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share or sell their products at significantly discounted prices causing pricing pressure. In addition, our competitors may announce new products, services or enhancements that better meet the price or performance needs of clients or changing industry standards. If any of these events occur, our revenues and profitability could significantly decline.

If we encounter barriers to the integration of our software with software provided by our competitors or with the software used by our clients, our revenue may decline and our research and development expenses may increase.

        In some cases our software may need to be integrated with software provided by our competitors. These competitors could alter their products in ways that inhibit integration with our software, or they could deny or delay access by us to advance software releases, which would restrict our ability to adapt our software to facilitate integration with these new releases and could result in lost sales opportunities. In addition, our software is designed to be compatible with the most common third-party ERP systems. If the design of these ERP systems changes, integration of our software with new systems would require significant work and substantial allocation of our time and resources and increase our research and development expenses.

Reductions in information technology spending could limit our ability to grow our business.

        Our operating results may vary based on changes in the information technology spending of our clients. The revenue growth and profitability of our business depend on the overall demand for enterprise application software and services. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. As a result, decreased demand for enterprise application software and services, and in particular talent acquisition and employee performance management solutions, caused by a weakening global economy may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. In particular, software for talent acquisition and employee performance management software may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. In the future, potential clients may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which would negatively impact our operating results.

Because we recognize revenue from the sale of our solutions ratably over the term of the subscription period, a significant downturn in our business may not be immediately reflected in our operating results.

        A decline in new or renewed subscriptions in any one quarter may not impact our financial performance in that quarter, but will negatively affect our revenue in future quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue could decline significantly in that quarter and in subsequent quarters.

        We derived approximately 77.7% of our total revenue for the year ended December 31, 2005 from the sale of subscriptions for our solutions and expect that a significant portion of our revenue for the foreseeable future will be derived from those subscriptions. We recognize the associated revenue ratably over the term of the subscription agreement, which is typically between one and three years. As a result, a significant portion of the revenue that we report in each quarter reflects the recognition of unearned revenue from subscription agreements entered into during previous periods. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, making our results less indicative of our future prospects.

        If our revenue does not meet our expectations, we may not be able to curtail our spending quickly enough and our cost of revenue, compensation and benefits and product development would increase as a percentage of revenue. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any one period, as revenue from new clients is recognized over the applicable subscription term.

Our financial performance may be difficult to forecast as a result of our focus on large clients and the long sales cycle associated with our solutions.

        Our sales cycles are generally up to nine months and in some cases even longer. This long sales cycle impedes our ability to accurately forecast the timing of sales in a given period which could adversely affect our ability to meet our forecasts for that period. We focus our sales efforts principally on large organizations with complex talent acquisition and employee performance management requirements. Accordingly, in any single quarter the majority of our revenue from sales to new clients may be composed of large sales made to a relatively small number of clients. Our failure to close a sale in any particular quarter will impede revenue growth until the sale closes, if at all. As a result, substantial time and cost may be spent attempting to close a sale that may not be successful. The period between an initial sales contact and a contract signing is relatively long due to several factors, including:

  •
  the need to educate potential clients about the uses and benefits of our solutions and the on-demand delivery model;

  •
  the discretionary nature of our clients' purchase and budget cycles;

  •
  the competitive evaluation of our solutions;

  •
  fluctuations in the talent acquisition and employee performance management requirements of our prospective clients;

  •
  potential economic downturns and reductions in corporate IT spending;

  •
  announcements or planned introductions of new products or services by us or our competitors; and

  •
  the lengthy purchasing approval processes of our prospective clients.

Interruptions or delays in service from our Web hosting facilities could impair the delivery of our service and harm our business.

        We provide our service through computer hardware that is currently located in Web hosting facilities that we operate. These facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. These facilities are also subject to break-ins, sabotage, intentional acts of terrorism, vandalism and similar misconduct. Despite precautions that we take at these facilities, the occurrence of a natural disaster, act of terrorism or other unanticipated problem at any of these facilities could result in lengthy interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

If our security measures are breached and unauthorized access is obtained to client data, clients may curtail or stop their use of our solutions, which would harm our business, operating results and financial condition.

        Our solutions involve the storage and transmission of confidential information of clients and their existing and potential employees, and security breaches could expose us to a risk of loss of, or unauthorized access to, this information, resulting in possible litigation and possible liability. Although we have never sustained such a breach, if our security measures were ever breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtained access to this confidential data, our reputation could be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and clients.

Because our products collect and analyze applicants' and employees' stored personal information, concerns that our products do not adequately protect the privacy of applicants and employees could inhibit sales of our products.

        Some of the features of our talent acquisition and employee performance management applications depend on the ability to develop and maintain profiles of applicants and employees for use by our clients. These profiles contain personal information, including job experience, home address and home telephone number. Typically, our software applications capture this personal information when an applicant creates a profile to apply for a job and an employee completes a performance review. Our software applications augment these profiles over time by capturing additional data and collecting usage data. Although our applications are designed to protect user privacy, privacy concerns nevertheless may cause employees and applicants to resist providing the personal data necessary to support our products.

Any inability to adequately address privacy concerns could inhibit sales of our products and seriously harm our business, financial condition and operating results.

We may increase our sales and marketing efforts to clients outside the United States, which would expose us to additional risks associated with international operations, including the risks of managing a geographically diverse operation and foreign currency exchange rate fluctuations.

        As a part of our future business strategy, we intend to increase our international sales efforts in Canada, Europe and Asia. We currently maintain international sales offices in Toronto, Canada and Hyderabad, India, and intend to open additional sales offices in Bangalore, India, Mumbai, India, Vizag, India and Kuala Lumpur, Malaysia. We may not be successful in these efforts. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, we will depend on third parties to market our solutions through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on the ability of our software to properly filter foreign languages. We must also adopt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally.

        In addition, a portion of our international sales are denominated in foreign currencies, and we incur operating expenses in Indian rupees, British pounds and Canadian dollars. We expect our exposure to foreign exchange gains and losses to increase in the future.

We may be unsuccessful in establishing and maintaining our planned facilities in India and Malaysia.

        We are in the process of constructing a facility in Vizag, India that will serve as the center of our development activities in India, which are presently located in a facility that we lease in Hyderabad, India. In addition, we intend to open an office in Kuala Lumpur, Malaysia to house employees who will specialize in the translation of our products into Japanese, Chinese and Korean. We have no experience with managing the construction of new facilities in the United States or abroad. As a result, we may fail to obtain necessary permits or to comply with relevant governmental regulations relating to the construction and operation of these facilities. We intend to move the majority of our developers from our existing offices in Hyderabad, India to our new facility in Vizag, India. Some of our existing employees may not desire to make such a move and as a result may terminate their employment with us. If we fail to complete our construction project in Vizag, India in a timely and cost-effective fashion, or if a substantial number of our existing employees do not continue their employment with us upon the opening of that facility, our business may be harmed.

If the unemployment rate increases materially, our business may be harmed.

        To the extent that the unemployment rate increases materially, our existing and potential clients may no longer consider improvement of their talent acquisition and employee performance management systems a necessity, which could have a material adverse effect on our business, results of operations and financial condition. Demand for our solutions depends in part on our clients' ability to hire their employees. According to the U.S. Bureau of Labor Statistics, the unemployment rate in January 2006 of 4.7% was at its lowest level since July 2001.

Material defects or errors in our software could affect our reputation, result in significant costs to us and impair our ability to sell our solutions, which would harm our business.

        The software applications forming part of our solutions may contain material defects or errors, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our solutions in the future. The costs incurred in correcting any material product defects or errors may be substantial and would adversely affect our operating results. After the release of our products, defects or errors may also be identified from time to time by our internal team and by our clients. Such defects or errors may occur in the future.

        Any defects that cause interruptions to the availability of our solutions could result in:

  •
  lost or delayed market acceptance and sales of our solutions;

  •
  loss of clients;

  •
  product liability suits against us;

  •
  diversion of development resources;

  •
  injury to our reputation; and

  •
  increased maintenance and warranty costs.

If we fail to adequately protect our proprietary rights, our competitive advantage could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

        Our intellectual property rights are important to our business, and our success is dependent, in part, on protecting our proprietary software and technology and our brand, marks and domain names. We rely on a combination of copyright, trademark, trade secret and other common laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. It may be possible for unauthorized third parties to copy our software and use information that we regard as proprietary to create products and services that compete with ours, which could harm our competitive position and cause our revenue to decline.

        We have no issued patents, and currently have only one pending patent application. There is no guarantee that the U.S. Patent and Trademark Office will grant this patent, or do so in a manner that gives us the protection that we seek. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Existing intellectual property laws only afford limited protection.

        To the extent that we expand our international activities, our exposure to unauthorized copying and use of our software and proprietary information may increase. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries in which we operate. Further, the laws of some countries, and in particular India, where we develop much of our intellectual property, do not protect proprietary rights to the same extent as the laws of the United States. In the event that we are unable to protect our intellectual property rights, especially those rights that we develop in India, our business would be materially and adversely affected.

        Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant damage award.

        We expect that software product developers, such as ourselves, will increasingly be subjected to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Our competitors or other third parties may challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

  •
  require costly litigation to defend and resolve, and the payment of substantial damages;

  •
  require significant management time and attention;

  •
  cause us to enter into unfavorable royalty or license agreements;

  •
  require us to discontinue the sale of our solutions;

  •
  create negative publicity that adversely affects the demand for our solutions;

  •
  require us to indemnify our clients; or

  •
  require us to expend additional development resources to redesign our software.

        Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our software.

Changes in the regulatory environment and general economic condition in India and elsewhere could have a material adverse effect on our business.

        Adverse changes in the business or regulatory climate in India could have a material adverse effect on our business. In addition, wages in India are increasing at a faster rate than in the United States. In the event that wages continue to rise, the cost benefit of operating in India may diminish. India has also experienced significant inflation in the past and has been subject to civil unrest and terrorism. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

We employ technology licensed from third parties for use in or with our solutions, and the loss or inability to maintain these licenses on similar terms or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

        We include in the distribution of our solutions certain technology obtained under licenses from other companies. We anticipate that we will continue to license technology and development tools from third parties in the future. There may not always be commercially reasonable software alternatives to the third-party software that we currently license, or any such alternatives may be more difficult or costly to replace than the third-party software that we currently license. In addition, integration of our software with new third-party software may require significant work and substantial allocation of our time and resources. Also, to the extent we depend upon the successful operation of third-party products in conjunction with our software, any undetected errors in these third-party products could prevent the implementation or impair the functionality of our software, delay new solution introductions and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in higher costs.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

        As a result of fluctuations in our revenue and operating expenses, our quarterly operating results may vary significantly. We may not be able to curtail our spending quickly enough if our revenue falls short of our expectations. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our new product development efforts and hire additional personnel. Our operating results may fluctuate in the future as a result of the factors described below and elsewhere in this prospectus:

  •
  our ability to renew and increase subscriptions sold to existing clients, attract new clients, cross-sell our solutions and satisfy our clients' requirements;

  •
  changes in our pricing policies;

  •
  the introduction of new features to our solutions;

  •
  the rate of expansion and effectiveness of our sales force;

  •
  the length of the sales cycle for our solutions;

  •
  new product and service introductions by our competitors;

  •
  concentration of marketing expenses for activities, such as trade shows and advertising campaigns;

  •
  concentration of research and development costs; and

  •
  concentration of expenses associated with commissions earned on sales of subscriptions for our solutions.

        We believe that period-to-period comparisons of our results of operations are not necessarily meaningful as our future revenue and results of operations may vary substantially. It is also possible that in future quarters our results of operations will be below the expectations of securities market analysts and investors. In either case, the price of our common stock could decline, possibly materially.

If we do not retain key personnel, our ability to manage our business and continue our growth could be negatively impacted.

        We have grown significantly in recent years, and our management remains concentrated in a small number of key employees, most of whom have been employed with us for at least five years. Our future success will depend to a significant extent on the continued service of our key personnel, particularly Nooruddin S. Karsan, Elliot H. Clark, Troy A. Kanter, Donald F. Volk, Sarah M. Teten, Ramarao V. Velpuri, Bill L. Erickson, Kevin T. Hudson, Roger C. Gaston, Archie L. Jones, Jr., P. Grant Parker and Raghuveer Sakuru as well as our other key employees, software engineers and senior technical and sales personnel. We have not entered into employment agreements with any of our employees. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our business, financial condition and results of operations. Competition for qualified personnel in the software industry is intense, and we compete for these personnel with other software companies that have greater financial and other resources than we do. If we lose the services of one or more of our executive officers or other key personnel, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for key personnel could also divert management's time and attention and result in increased operating expenses.

Our chief financial officer is a defendant in litigation that may require a significant amount of his attention.

        Our chief financial officer, who has been employed by us since 1996, is one of the named defendants in litigation based on services provided nearly 10 years ago by him, a former partner of his and the accounting firm of which the two were partners. The plaintiffs' claims against the defendants are based on theories of professional negligence, breach of fiduciary duty, breach of contract, and negligent and fraudulent misrepresentation in connection with services that were provided to the plaintiff by the defendants. Many of the allegations relate to activity that occurred after our chief financial officer left his former firm. Although our chief financial officer believes that these claims are without merit and is vigorously defending against them, defending against these claims may be time consuming and costly for our chief financial officer.

We will not be able to maintain our revenue growth if we do not attract, train or retain qualified sales personnel.

        If we fail to successfully maintain and expand our sales force, our future revenue and profitability will be adversely affected. We depend on our direct sales force for substantially all of our revenue and intend to make significant expenditures in upcoming years to expand our sales force. Our future success will depend in part upon the continued expansion and increased productivity of our sales force. To the extent that we experience attrition in our direct sales force, we will need to hire replacements. We face intense competition for sales personnel in the software industry, and we may not be successful in hiring, training or retaining our sales personnel in accordance with our plans. Even if we hire and train a sufficient number of sales personnel, we may not generate enough additional revenue to exceed the expense of hiring and training the new personnel.

Failure to implement the appropriate controls and procedures to manage our growth could harm our growth, business, operating results and financial condition.

        We are currently experiencing a period of rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational, technical and financial infrastructure. In particular, continued rapid growth will require us to invest significant resources in additional infrastructure and to hire additional personnel. We decreased our employee base from 403 employees on December 31, 2002 to 393 on December 31, 2003, but then increased our employee base to 522 employees at December 31, 2004 and 693 employees at December 31, 2005, and we expect to continue to significantly increase the number of personnel throughout 2006, which will increase our expenses. As a result of our acquisition of Webhire in January 2006, we acquired 60 additional employees. In addition, we intend to increase our number of employees in India and to hire employees in Malaysia. To manage our growth, we will need to continue to improve our operational, financial and management processes and controls and reporting systems and procedures. This effort may require us to make significant capital expenditures or to incur significant expenses, and may divert the attention of our personnel from our core business operations, any of which may adversely affect our financial performance. If we fail to successfully manage our growth, our business, operating results and financial condition will be adversely affected.

Evolving European Union regulations related to confidentiality of personal data may adversely affect our business.

        In order to provide our solutions to our clients, we rely in part on our ability to access our clients' employee data. The European Union has adopted various data protection regulations related to the confidentiality of personal data. To date, these regulations have not restricted our business as we have qualified for a safe harbor available for U.S. companies that collect personal data from areas under the jurisdiction of the European Union. To the extent that these regulations are modified in such a manner that our safe harbor no longer applies, our ability to conduct business in the European Union may be adversely affected.

Our ability to use Webhire's net operating loss carryforwards in the United States will be significantly limited.

        As of September 30, 2005, Webhire had net operating loss carryforwards from U.S. operations of approximately $48 million for federal purposes. However, we believe that there will be significant limitations on our ability to use Webhire's net operating loss carryforwards in the future. To the extent available, we intend to use Webhire's U.S. net operating loss carryforwards to reduce the U.S. corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Our ability to utilize Webhire's net operating loss carryforwards will be limited by prior changes in its ownership and by our acquisition of Webhire in January 2006. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

Any impairment in the value of our goodwill will result in an accounting charge against our earnings, which could negatively impact our stock price.

        As of December 31, 2005, we had $8.8 million of goodwill, representing approximately 11.9% of our total assets as of such date. We will likely record a significant portion of the consideration that we paid in our acquisition of Webhire as goodwill. As a result of acquisitions that we may complete in the future, we may be required to record additional goodwill. In accordance with U.S. generally accepted accounting principles, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment. As a result of the sale our pharmaceutical training division in December 2003, we wrote off $0.6 million of goodwill associated with prior acquisitions against the net gain on the sale. If we determine significant impairment of our goodwill as a result of any of those tests, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.

        As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our business model. For example, we believe that increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our clients' ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our clients via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

The failure of our solutions to comply with employment laws may require us to indemnify our clients, which may harm our business.

        Some of our client contracts contain indemnification provisions that require us to indemnify our clients against claims of non-compliance with employment laws related to hiring. To the extent these claims are successful and exceed our insurance coverages, these obligations would have a negative impact on our cash flow, results of operation and financial condition.

Our reported financial results may be adversely affected by changes in generally accepted accounting principles.

        Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our historical or future financial results. For example, prior to January 1, 2006, we were not required to record stock-based compensation charges if the employee's stock option exercise price is equal to or exceeds the deemed fair value of the underlying security at the date of grant. However, effective January 1, 2006 we are required to record the fair value of stock options as an expense in accordance with new accounting pronouncements.

Anti-takeover provisions of Pennsylvania law and our articles of incorporation and bylaws could delay and discourage takeover attempts that shareholders may consider to be favorable.

        Certain provisions of our articles of incorporation and bylaws and applicable provisions of the Pennsylvania Business Corporation Law may make it more difficult for a third party to, or prevent a third party from, acquiring control of us or effecting a change in our board of directors and management. These provisions include:

  •
  the classification of our board of directors into three classes, with one class elected each year;

  •
  prohibiting cumulative voting in the election of directors;

  •
  the ability of our board of directors to issue preferred stock without shareholder approval;

  •
  our shareholders may only take action at a meeting of our shareholders and not by written consent;

  •
  prohibiting shareholders from calling a special meeting of our shareholders;

  •
  our shareholders must comply with advance notice procedures in order to nominate candidates for election to our board of directors or to place shareholders proposals on the agenda for consideration at any meeting of our shareholders; and

  •
  prohibiting us from engaging in some types of business combinations with holders of 20% or more of our voting securities without prior approval of our board of directors, unless a majority of our disinterested shareholders approve the transaction.

        The Pennsylvania Business Corporation Law further provides that because our articles of incorporation provide for a classified board of directors, shareholders may remove directors only for cause. These and other provisions of the Pennsylvania Business Corporation Law and our articles of incorporation and bylaws could delay, defer or prevent us from experiencing a change of control or changes in our board of directors and management and may adversely affect our shareholders' voting and other rights. Any delay or prevention of a change of control transaction or changes in our board of directors and management could deter potential acquirors or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares of our common stock.

The market price of our common stock may be particularly volatile, and our shareholders may be unable to resell their shares at a profit.

        The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in June 2005, the closing prices of our common stock have ranged from a low of $11.80 to a high of $26.00. In the past several years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. Factors that could cause fluctuations in the trading price of our common stock include the following:

  •
  price and volume fluctuations in the overall stock market from time to time;

  •
  significant volatility in the market price and trading volume of software companies in general, and HR software companies in particular;

  •
  actual or anticipated changes in our earnings or fluctuations in our operating results;

  •
  actual or anticipated changes in the expectations of securities analysts;

  •
  general economic conditions and trends;

  •
  major catastrophic events;

  •
  sales of large blocks of our stock; or

  •
  departures of key personnel.

        In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management's attention and resources from our business.

ITEM 1B. Unresolved Staff Comments.

        Not applicable.

ITEM 2. Properties

        We lease our headquarters in Wayne, Pennsylvania, which consists of approximately 36,000 square feet. The table below provides additional information concerning our principal facilities, including the approximate square footage of each facility and the lease expiration date. We also lease facilities in Philadelphia, Pennsylvania, Lincoln, Nebraska, Hyderabad, India, London, England, Toronto, Canada and Lexington, Massachusetts. We believe that our facilities are in good operating condition and will adequately serve our needs for at least the next 12 months. We also anticipate that, if required, suitable additional or alternative space will be available on commercially reasonable terms, in office buildings we currently occupy or in space nearby, to accommodate expansion of our operations.

Location	Approximate Square Footage	Monthly Rent	Lease Expiration
Wayne, Pennsylvania	36,635	$82,148	May 13, 2013
Lincoln, Nebraska	40,549	$55,280	October 31, 2009
Philadelphia, Pennsylvania	4,400	$3,872	September 30, 2007 (month-to-month)
Hyderabad, India	4,900	$2,245	August 1, 2009
London, England	5,000	$20,355	September 23, 2006
Toronto, Canada	3,300	$11,029	February 28, 2007
Lexington, Massachusetts	29,241	$52,390	February 29, 2008

*
Effective as of January 13, 2006 upon the closing of our acquisition of Webhire, Inc.

ITEM 3. Legal Proceedings

        On October 31, 2000, Gallup, Inc., which conducts its business under the name The Gallup Organization, filed suit against us in U.S. District Court for the Eastern District of Pennsylvania seeking unspecified damages and injunctive relief, alleging that we unlawfully raided Gallup's employees and tortuously interfered with Gallup's relationships with former employees and customers, infringed on Gallup's copyrighted survey language and falsely advertised aspects of our employee survey services. In November 2001, the District Court granted our motion to dismiss Gallup's claim that we conducted an unlawful raid of Gallup's employees. In December 2002, the District Court granted our motion for summary judgment on the false advertising claim. In January 2003, the District Court granted our motion for summary judgment on the claims regarding our alleged tortuous interference with Gallup's relationships with its former employees and its customers. Gallup did not appeal any of these rulings.

        In November 2004, the District Court granted our motion for summary judgment on the copyright claim. Gallup appealed that ruling to the U.S. Court of Appeals for the Third Circuit, and the U.S. Court of Appeals reversed the judge's grant of summary judgment in our favor. On January 27, 2006, the parties settled the outstanding claim and entered into a confidential settlement agreement. On January 30, 2006, the District Court entered a consent order relating to the settlement. The terms of the settlement will not have a material adverse effect on our results of operation or financial position.

        We are involved in claims, including those identified above, which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5.    Market For The Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information and Dividends

        Our common stock has been quoted on the Nasdaq National Market under the symbol "KNXA" since June 24, 2005. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock reported by the Nasdaq National Market.

	Common Stock Price
	High	Low
Year Ended December 31, 2005:
Second Quarter (from June 24, 2005)	$13.38	$11.99
Third Quarter	$16.20	$11.71
Fourth Quarter	$21.61	$13.00

        On February 17, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $25.37 per share. As of February 17, 2006, there were approximately 153 holders of record of our common stock.

        We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, shareholders will need to sell shares of our common stock to realize a return on their investment, if any.

Sales of Unregistered Securities

        During January 2006 and February 2006, warrants to purchase 41,235 shares of our common stock were exercised by "cashless exercise" resulting in the issuance of an aggregate of 33,470 shares of our common stock. We did not receive any proceeds from the exercise of these warrants.

        The term "cashless exercise" refers to the surrender of a portion of a warrant as payment for the exercise price of the portion of the warrant exercised. No underwriters were involved in the foregoing sales of securities. The sale of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) thereof or Regulation D promulgated thereunder relating to sales not involving a public offering.

Use of Proceeds from Initial Public Offering

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

        The offering was managed by SG Cowen & Co., Needham and Company, LLC, and JMP Securities as representatives of the several underwriters named in the Registration Statement ("the Underwriters").

        The Underwriters exercised an over-allotment option to purchase an additional 750,000 shares of our common stock on July 1, 2005. The total price to the public for the shares offered and sold by us, including the over-allotment, was $69,000,000.

        We incurred the following expenses in connection with the offering (in thousands):

Underwriting discounts and commissions	$4,830
Finders Fees	—
Expenses paid to or for our underwriters	—
Other expenses	2,048
Total expenses	$6,878

        All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten (10%) or more of our common stock; or (iii) our affiliates except for $735,000 that was paid to Pepper Hamilton LLP. One of our directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. We believe that the services performed by Pepper Hamilton LLP in connection with the above offering were provided on terms no more or less favorable than those with unrelated parties.

        We received net proceeds (in thousands) from the offering (after deducting the foregoing expenses), including the over-allotment option, of approximately $62,122,000. From the effective date of the registration statement to January 13, 2006, the net proceeds have been used for the following purposes:

Redemption of all outstanding shares of series A redeemable participating preferred stock	$11,375
Redemption of all outstanding shares of series B redeemable participating preferred stock	28,625
Construction of plant, building and facilities	—
Purchase and installation of machinery and equipment	—
Purchase of land	577
Acquisition of other business	—
Repayment of indebtedness	—
Working Capital	—
Acquisition of Webhire, Inc. on January 13, 2006	21,545
Other purposes (for which at least $100,000 has been used), including: Investments, including debt instruments of the United States Government and its Agencies and in high quality corporate Issuers	—
Total	$62,122

        All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten (10%) or more of our common stock; or (iii) our affiliates.

        As of January 13, 2006, upon our acquisition of Webhire, Inc. for approximately $34.4 million in cash, including approximately $24.1 million of the net proceeds remaining from our initial public offering, we have used all of the proceeds from our initial public offering.

ITEM 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2003, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004 and 2005 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this report. The consolidated statement of operations data for each of the years ended December 31, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001, 2002 and 2003 are derived from our audited consolidated financial statements which are not included in this report. All of the historical consolidated financial data set forth below gives retroactive effect to a 0.8-for-1 reverse stock split of our common stock. Our historical results are not necessarily indicative of results for any future period.

	For the Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Subscription revenue	$18,683	$22,749	$25,511	$36,348	$50,974
Other revenue	9,688	9,685	8,480	9,952	14,667

Total revenue	28,371	32,434	33,991	46,300	65,641
Cost of revenue (exclusive of depreciation, shown separately below)	8,664	8,388	8,768	12,230	18,782

Gross profit	19,707	24,046	25,223	34,070	46,859

Operating expenses:
Sales and marketing	16,635	11,088	10,470	13,350	16,133
General and administrative	11,197	8,684	7,482	10,243	15,116
Research and development	3,070	2,982	3,463	4,271	3,986
Depreciation and amortization	2,682	2,640	2,720	2,476	2,112

Total operating expenses	33,584	25,394	24,135	30,340	37,347

(Loss) income from continuing operations before income tax and interest expense	(13,877)	(1,348)	1,088	3,730	9,512

Interest expense (income)	848	423	352	160	(566)
Interest on mandatory redeemable preferred shares(1)	—	—	1,667	8,386	3,396

(Loss) income from continuing operations before income tax	(14,725)	(1,771)	(931)	(4,816)	6,682
Income tax (benefit) expense on continuing operations	(276)	(84)	33	(723)	591

(Loss) income from continuing operations	(14,449)	(1,687)	(964)	(4,093)	6,091
Income from discontinued operations, net of taxes(2)	425	283	15	—	—

Net (loss) income before cumulative effect of change in accounting principle	(14,024)	(1,404)	(949)	(4,093)	6,091
Cumulative effect of change in accounting principle(1)	—	—	(11,233)	—	—

Net (loss) income	$(14,024)	$(1,404)	$(12,182)	$(4,093)	$6,091

	For the Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Continuation of Consolidated Statement of Operations Data:
Accretion of redeemable class B common shares and class C common shares	$2,882	$(3,609)	$(3,443)	$1,019	$41,488
Accrued dividends on series A preferred shares and series B preferred shares	2,609	3,043	1,586	—	—
Accretion on series A preferred shares and series B preferred shares	—	133	872	—	—

Net loss available to common shareholders	$(19,515)	$(971)	$(11,197)	$(5,112)	$(35,397)
Basic and diluted loss per share:
Net loss from continuing operations	$(3.24)	$(0.21)	$(0.00)	$(0.85)	$(3.06)
Net income from discontinued operations	0.07	0.05	(0.00)	—	—
Net loss from cumulative effect of change in accounting principle	—	—	(1.86)	—	—

Net loss per share available to common shareholders	$(3.17)	$(0.16)	$(1.86)	$(0.85)	$(3.06)
Weighted average shares used to compute net loss available to common shareholders	6,145,521	6,054,383	6,033,834	5,995,389	11,578,885
	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$756	$410	$3,078	$9,494	$43,499
Total assets	27,400	26,149	25,309	33,288	73,899
Short term debt, net	4,086	3,817	1,558	—	95
Capital leases, net	336	351	292	199	219
Deferred revenue	1,968	2,577	3,260	6,650	12,588
Long term debt, net	—	—	—	—	108
Series A preferred stock	21,090	23,420	35,471	41,727	—
Series B preferred stock	10,895	11,741	15,048	17,178	—
Capital leases, long term	311	156	147	277	185
Other long term debt, net	54	3	—	—	—
Redeemable class B common stock	6,714	5,201	3,747	5,291	—
Redeemable class C common stock	9,181	7,085	5,096	4,571	—
Common stock	80	80	80	80	174
Treasury stock	(7,983)	(8,195)	(8,199)	(8,772)	—
Total shareholders' (deficiency) equity	$(32,903)	$(33,050)	$(44,221)	$(49,576)	$50,742

(1)
We adopted SFAS 150 effective July 1, 2003, which required us to record the mandatory redeemable preferred shares at fair value at the date of adoption and reflect the difference between carrying value and fair value as a cumulative effect of a change in accounting principle. Changes in fair value after the initial adoption date are treated as interest expense. Dividends on mandatory redeemable preferred shares are also treated as interest expense. The interest and change in accounting principle charges to net income were discontinued with the redemption of our series A preferred stock and series B preferred stock in connection with the completion of our initial public offering on June 29, 2005.

(2)
Discontinued operations related to our pharmaceutical training and technology solutions group division for the years ended December 31, 2001, 2002 and 2003 are as follows (dollars in thousands):

	For the Year Ended December 31,
	2001	2002	2003
Revenue:
Subscription revenue	$—	$—	$—
Other revenue	18,825	14,239	6,046

Total revenue	18,825	14,239	6,046
Cost of revenue	10,522	7,565	2,714

Gross profit	8,303	6,674	3,332
Total operating expenses	7,542	6,179	4,153
Interest expense	52	24	23

Income (loss) from discontinued operations before income taxes	709	471	(844)
Gain on sale of discontinued operations	—	—	869
Income taxes expense	284	188	10

Net income from discontinued operations	$425	$283	$15

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the "Selected Consolidated Financial Data" section and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Item 1A—Risk Factors" section and elsewhere in this Annual Report on Form 10-K.

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

        Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. During the years ended December 31, 2004 and 2005, revenue from these subscriptions comprised approximately 78.5% and 77.7%, respectively, of our total revenue. We generated the remainder of our revenue from other sources, primarily from the sale of discrete professional services that were not provided as part of an integrated solution on a subscription basis. Our subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. As a result, since 1999, discrete professional services have represented a consistently decreasing percentage of our revenue, although other components of our other revenue have increased as a percentage of our revenue. We expect that our revenue from discrete professional services will continue to decrease as a percentage of our total revenue.

        We sell our solutions to large- and medium-sized organizations through our direct sales force. As of December 31, 2005, we had a client base of approximately 2,200 companies, including approximately 119 companies on the Fortune 500 list published in April 2005. As a result of our acquisition of Webhire, Inc. in January 2006, we increased our client base to approximately 2,400 companies, including approximately 131 companies on the Fortune 500 list published in April 2005. Our client base includes companies that we billed for services during the year ended December 31, 2005 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately 65.6% and 70.6% of our total revenue for the years ended December 31, 2004 and 2005, respectively.

        Our revenue has increased at a compound annual growth rate of approximately 39% since 2003, from $34.0 million for the year ended December 31, 2003 to $46.3 million for the year ended December 31, 2004 to $65.6 million for the year ended December 31, 2005.

        Historically, a substantial portion of our clients have renewed their subscriptions each year. During the years ended December 31, 2003, 2004 and 2005, our clients renewed approximately 97%, 89% and more than 90%, respectively, of the aggregate contract value up for renewal during each of those periods.

  Background

        We commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, we offered our first automated talent acquisition system and by 1997 we had expanded our business to provide employee research, employee performance management technology and consulting services. In late 1997, responding to a growing demand from our customers, we embarked on a strategy to provide comprehensive human capital management services integrated with on-demand software. Between 1994 and 1998, we acquired 15 businesses that collectively enabled us to offer comprehensive HCM services integrated with on-demand technology.

        In 1999, we commenced a strategy designed to focus our business on talent acquisition and employee performance management solutions and reduce our strategic focus on discrete professional services that generated less predictable revenue streams and lower margins. To that end:

  •
  in 1999, we exited our temporary staffing business;

  •
  in 2000 and 2001, we acquired four businesses which enhanced our screening and behavioral assessment solutions and skills testing technologies;

  •
  since 2002, we have reduced our strategic focus on position-specific recruiting services;

  •
  in 2003, we discontinued our Oracle implementation business and discontinued and sold our pharmaceutical training division; and

  •
  in January 2006, we enhanced our talent acquisition solutions and client base through our acquisition of Webhire, Inc.

        As a result of our shift in strategic focus, since the beginning of 2000, an increasing proportion of our revenue has been derived from talent acquisition and employee performance management solutions and a decreasing portion of our revenue has been derived from discrete professional services. In 2000, our revenue derived from subscriptions for these solutions comprised approximately 54.4% of our total revenue. This percentage increased to approximately 65.6%, 70.1%, 75.1%, 78.5% and 77.7% of total revenue, respectively, for the years ended December 31, 2001, 2002, 2003, 2004 and 2005. This transition in revenue mix resulted in decreasing revenue from 2000 to 2001, 14.3% revenue growth from 2001 to 2002 and relatively flat revenue growth between 2002 and 2003 as incremental revenue from our talent acquisition and employee performance management solutions was offset by a decline in revenue from discrete professional services. More recently, customer adoption of the on-demand model for software delivery and need for solutions that improve employee recruiting and retention have driven consistent quarterly revenue growth since December 31, 2002.

        From our inception through 1999, our operations were funded primarily through internally generated cash flows and our line of credit. In December 1999, we issued common stock and warrants to purchase common stock to several investors, including Parthenon Investors, L.P. and PCIP Investors, for approximately $22.0 million. In connection with this investment, we repurchased common stock held by a co-founder and former president of our predecessor for consideration of approximately $6.9 million and restructured our outstanding debt. On June 16, 2000, we entered into a bridge financing in which we issued promissory notes in an aggregate principal amount of $10.0 million to Parthenon and PCIP for aggregate cash proceeds of $8.1 million, representing an original initial issue discount of $1.9 million. In connection with the bridge financing, Parthenon and PCIP also exercised warrants to purchase shares of common stock that were acquired in the 1999 financing for an aggregate exercise price of $1.9 million.

        In February 2001, we issued common and preferred stock to Wafra Acquisition Fund 14, L.P. for approximately $15.5 million and to Parthenon and PCIP in exchange for the cancellation and discharge of the bridge notes issued in 2000. In March 2001, we issued common and preferred stock to Westbury Equity Partners SBIC, L.P. for approximately $6.0 million in cash. In the same transaction, we redeemed a portion of the shares of common and preferred stock held by Parthenon and PCIP for an aggregate price of approximately $2.4 million.

        In December 2004, we conducted a share repurchase which closed on January 5, 2005. In the aggregate, we repurchased 873,114 shares of our common stock from eight former employees at $1.25 per share, of which 369,075 were repurchased in December 2004. We decided to initiate the process for our initial public offering after this share repurchase had been completed.

  Our Initial Public Offering

        On June 29, 2005, we completed our initial public offering in which we sold an aggregate of 5,750,000 shares of our common stock, including 750,000 shares sold pursuant to the underwriters' exercise of their over-allotment option on July 3, 2005, at a price of $12.00 per share. Our net proceeds from our initial public offering aggregated approximately $61.7 million after deducting underwriting commissions and offering expenses.

        Pursuant to the terms of an agreement that we entered into prior to our initial public offering with the holders of all of our class B common stock, class C common stock, series A preferred stock and series B preferred stock and as provided for in our articles of incorporation in effect prior to our initial public offering, all of our outstanding shares of class B common stock and class C common stock automatically converted into 2,179,152 and 2,100,060 shares of our common stock, respectively, at the closing of our initial public offering. Under the terms of this agreement, we also redeemed all of the outstanding shares of our series A preferred stock and series B preferred stock for a combination of an aggregate of approximately $28.6 million and $11.4 million, respectively, in cash, and the issuance of 1,134,126 and 724,250 shares of our common stock, respectively. In addition, pursuant to this agreement, we issued 396,195 shares of our common stock upon the exercise of warrants held by certain of our principal shareholders in connection with our initial public offering.

        In connection with the redemption and conversion transactions described above, we incurred charges of $32.6 million due to the accretion on our class B common stock, class C common stock, series A preferred stock and series B preferred stock and $0.9 million due to accrued dividends on our series A preferred stock and series B preferred stock.

  Recent Transactions

        On December 29, 2005, we entered into an amendment to our revolving credit facility with PNC Bank, N.A. Under the terms of this amendment, our maximum borrowings under our revolving credit facility increased from $10.0 million to $25.0 million, including availability of up to $2.0 million for letters of credit. The amendment provides that borrowings under our revolving credit facility bear interest at tiered rates based upon the ratio of Net Funded Debt to EBITDA, each as defined in the amendment. In the alternative, we may also elect interest rates calculated by reference to LIBOR plus a margin based upon the ratio of our Net Funded Debt to EBITDA. Interest on LIBOR borrowings is calculated on an actual/360 day basis and is payable on the last day of each interest period. LIBOR advances will be available for periods of 1, 2, 3 or 6 months. LIBOR pricing will be adjusted for any statutory reserves. Our revolving credit facility, as amended, will terminate on December 31, 2008, at which time all outstanding borrowings must be repaid, and all outstanding letters of credit, if any, must be cash collateralized.

        On January 13, 2006, we acquired Webhire, Inc., a provider of end-to-end talent acquisition solutions for recruitment and human resource professionals in middle-market enterprises across all industries, for approximately $34.4 million in cash. Our historical financial results may not be indicative of our future results due to the impact of the Webhire acquisition. Included in our Current Report on Form 8-K/A filed on February 22, 2006 is unaudited pro forma financial information for the year ended and as of December 31, 2005 which gives effect to our acquisition of Webhire. The strategic rationale for acquiring Webhire included the following:

  •
  Expand market opportunity.    Webhire's talent acquisition solution is delivered via a single instance, on-demand model and is extremely easy to configure and maintain over time, making it attractive to middle-market enterprises, which require less robust solutions than our existing solution.

  •
  Broaden Vertical Market Specialization.    Webhire has a specialized, vertical solution focused in the health care vertical, making it ideally suited to organizations such as hospitals, outpatient care centers, home healthcare services, nursing and residential care facilities.

  •
  Expand our product suite.    Prior to our acquisition of Webhire, we had commenced development of an on-boarding application. Webhire has a competitive on-boarding application, obviating the need for and expense of developing our own on-boarding application and accelerating our time-to-market.

  •
  Cross-sell into Webhire's customer base.    We believe that we have the opportunity to sell our testing, surveys and performance management applications to Webhire's customer base.

  Sources of Revenue

        We derive revenue primarily from two sources: (1) subscription revenue for our solutions, which is comprised of subscription fees from clients accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from clients purchasing additional support that is included in the basic subscription fee; and (2) fees from other services including sales of discrete professional services.

        Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience, although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will continue to maintain our renewal rate of more than 90% of the aggregate contract value up for renewal for 2006, 2007 and 2008. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As the subscription component of our revenue has grown and clients' willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown at a higher rate than our revenue. As of December 31, 2003, 2004 and 2005, our deferred revenue was $3.3 million, $6.6 million and $12.6 million, respectively. We expect this trend to continue. We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

        We derive other revenue from the sale of discrete professional services, and translation services as well as from out-of-pocket expenses. The majority of our other revenue is derived from discrete professional services, which primarily consist of consulting and training services. This revenue is recognized differently depending on the type of service provided as described in greater detail below under "Critical Accounting Policies."

        We generate substantially all of our revenue from within the United States. During the years ended December 31, 2003, 2004 and 2005, approximately 95.0%, 91.2% and 90.1% of our total revenue, respectively, were derived from sales in the United States. Although, we derive a small amount of our revenues from areas outside the United States, we believe that global markets represent a significant opportunity and we intend to expand the international distribution and sale of our solutions. At this time, we do not have any specific plans or commitments with respect to this expansion. During the years ended December 31, 2003, 2004 and 2005, approximately 5.0%, 8.8% and 9.9%, respectively, of our total revenue were derived from areas outside the United States. Other than the revenues that we generated from clients in the Netherlands and the United Kingdom, which in the aggregate amounted to 3.3%, 7.0% and 4.4% of our total revenue for the years ended December 31, 2003, 2004 and 2005, respectively, and revenues that were generated from clients in Canada which amounted to 3.2% for the year ended December 31, 2005, we did not have revenue from any other country in excess of 0.5% of our total revenue in 2003, 2004 or 2005.

  Cost of Revenue

        Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our clients. Additionally, our application hosting costs, amortization of third-party license royalty costs, technical support personnel costs, overhead allocated based on headcount and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our client base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue. As our business expands, we expect that third-party license royalty costs and personnel costs associated with the delivery of our solutions will continue to increase.

  Operating Expenses

        We classify our operating expenses as follows:

        Sales and Marketing.    Sales and marketing expenses primarily consist of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions, and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements. Investment in sales and marketing commencing in 2003 resulted in significant revenue growth during 2003, 2004 and 2005. We intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients. Our sales and marketing expense has increased in absolute terms although it has decreased as a percentage of total revenue. We expect this trend to continue.

        Research and Development.    Research and development expenses primarily consist of personnel and related costs, including salaries, and employee benefits, for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel. Our research and development efforts have been devoted primarily to enhancements and upgrades to our existing products. Historically, we have capitalized a small percentage of our research and development expenses. Capitalized research and development expenses totaled $0.7 million,

$0.4 million, and $1.0 million for the years ended December 31, 2003, 2004 and 2005, respectively. The remaining research and development expenses have been expensed as incurred. We expect research and development expenses to increase in the future as we employ more personnel to support enhancements of our solutions and new solutions offerings. However, we expect research and development expenses to increase as a percentage of total revenue primarily due to the expansion of our research and development efforts.

        General and Administrative.    General and administrative expenses primarily consist of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. As we expand our business and incur additional expenses associated with being a public company, we believe that general and administrative expenses will increase in dollar amount and may decrease as a percentage of total revenue in 2006 and future periods.

  Discontinued Operations

        By 2002, we began to make significant progress in the sales of our talent acquisition and employee performance management solutions and began to redirect resources to those solutions. As part of this change of focus, we began to exit lower-margin businesses with less predictable revenue streams. Accordingly, in November 2003, we decided to discontinue our pharmaceutical training division and Oracle implementation business. In December 2003, we sold our pharmaceutical training division for $3.0 million in cash for a net gain of approximately $0.9 million. See note 3 in our audited consolidated financial statements for additional discussion.

Key Performance Indicators

        The following tables summarize the key performance indicators that we consider to be material in managing our business:

	For the Year Ended December 31,
	2003	2004	2005
	(in thousands, except for percentages)
Total revenue	$33,991	$46,301	$65,641
Subscription revenue as a percentage of total revenue	75.1%	78.5%	77.7%
Income from continuing operations before income tax and interest expense	$1,089	$3,730	$9,512
Net cash provided by operating activities	$3,322	$10,056	$16,941

	For the Year Ended December 31,
	2003	2004	2005
	(in thousands)
Deferred revenue	$3,260	$6,650	$12,588

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

        The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the Year Ended December 31,
	2003	2004	2005
	(in thousands)
Deferred revenue at beginning of period	$2,577	$3,260	$6,650
Total invoiced subscriptions during period	26,193	39,738	56,882
Subscription revenue recognized during period	(25,510)	(36,348)	(50,974)

Deferred revenue at end of period	$3,260	$6,650	$12,558

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectable accounts receivable and accrued expenses. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

        We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

  Revenue Recognition

        We derive our revenue from two sources: (1) subscription revenues for solutions, which are comprised of subscription fees from clients accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from clients purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for professional services, translation services and reimbursed out-of-pocket expenses. Because we provide our solutions as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. On August 1, 2003, we adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:

  •
  There is persuasive evidence of an arrangement;

  •
  The service has been provided to the client;

  •
  The collection of the fees is probable; and

  •
  The amount of fees to be paid by the customer is fixed or determinable.

        Subscription Fees and Support Revenues.    Subscription fees and support revenues are recognized on a monthly basis over the lives of the contracts. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We recorded subscription fees and support revenues of approximately $25.5 million, $36.3 million and $51.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.

        Other Revenue.    Other revenue consists of discrete professional services, translation services and reimbursable out-of-pocket expenses.

        Discrete professional services, when sold with subscription and support offerings, are accounted for separately since these services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the delivered elements. Our arrangements do not contain general rights of return. Additionally, when professional services are sold with other elements, the consideration from the revenue arrangement is allocated among the separate elements based upon the relative fair value. Revenues from professional services are recognized as the services are rendered.

        In determining whether revenues from professional services can be accounted for separately from subscription revenue, we consider the following factors for each agreement: availability of professional services from other vendors, whether objective and reliable evidence of the fair value exists of the undelivered elements, the nature and the timing of when the agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the customer's satisfaction with the other services. If the professional service does not qualify for separate accounting, we recognize the revenue ratably over the remaining term of the subscription contract. In these situations we defer the direct and incremental costs of the professional service over the same period as the revenue is recognized.

        We record reimbursable out-of-pocket expenses incurred in accordance with EITF issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which requires that reimbursements received for out-of-pocket expenses be classified as revenue and not as cost reductions. Before the December 15, 2001 effective date of EITF Issue 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the years ended December 31, 2003, 2004, and 2005, reimbursed expenses totaled $0.8 million, $1.3 million, and $1.4 million, respectively.

  Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from clients' inability to pay us. The provision is based on our historical experience and for specific clients that, in our opinion, are likely to default on our receivables from them. In order to identify these clients, we perform ongoing reviews of all clients that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. In addition, we have experienced significant growth in number of clients, and we have less payment history to rely upon with these clients. We rely on historical trends of bad debt as a percentage of total revenue and apply these percentages to the accounts receivable associated with new clients and evaluate these clients over time. To the extent that our future collections differ from our assumptions based on historical experience, the amount of our bad debt and allowance recorded may be different.

  Capitalized Software Research and Development Costs

        In accordance with EITF Issue 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," we apply AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this audit report.

  Goodwill and Other Identified Intangible Asset Impairment

        On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carry amount. We have reviewed the carrying values of goodwill of each business unit by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management's estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. We determined that the carrying values of our goodwill did not exceed the fair values and as a result we do not believe that impairment of goodwill existed at December 31, 2005.

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

        Because there was no public market for our stock before our initial public offering in June 2005, prior to our initial public offering we considered internal and external factors to assist in our determination of the fair value of our common stock. Internal factors include the success of our sales efforts, client retention and overall profitability. External factors consist of market conditions and comparable public companies. We made assumptions and estimates in the preparation of our valuation, including assumptions and estimates related to projected cash flows, discount rates, comparable market value multiples, the value of preferences associated with our preferred stock, the effect that those preferences have on the value of our common stock, and the likelihood at various points in time of certain transactions taking place such as a public offering, sale of our company, raising additional private financing or liquidation. If we had made different estimates and assumptions, our conclusions and the related stock-based compensation recorded for stock-based compensation granted prior to our initial public offering may have been different.

        See "Recent Accounting Pronouncements" and "New Accounting Pronouncements" in note 2 of our audited consolidated financial statements for a discussion of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which will require a change in our method of accounting for stock based compensation in the first quarter of 2006. SFAS No. 123(R) will require us to record compensation expense based on the fair value of the awards as the grant date and will result in increased expenses. Based upon the number of options outstanding as of December 31, 2005, we expect our expense for stock-based compensation for the year ended December 31, 2006 to be approximately $1.9 million. The impact on our financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

  Accounting for Income Taxes

        We account for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes," or SFAS No. 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized.

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

  Self-Insurance

        We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management's judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. As of December 31, 2003, 2004 and 2005, self-insurance accruals totaled approximately $0.1 million, $0.2 million and $0.2 million, respectively. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management's estimates.

Consolidated Results of Operations and Geographic Information

  Consolidated Historical Results of Operations

        The following table sets forth certain consolidated historical results of operations data expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	For the Year Ended December 31,
	2003	2004	2005
Revenue:
Subscription revenue	75.1%	78.5%	77.7%
Other revenue	24.9%	21.5%	22.3%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue	25.8%	26.4%	28.6%

Gross profit	74.2%	73.6%	71.4%

Operating expenses:
Sales and marketing	30.8%	29.0%	24.6%
General and administrative	22.0%	22.0%	23.0%
Research and development	10.2%	9.2%	6.1%
Depreciation and amortization	8.0%	5.3%	3.2%

Total operating expenses	71.0%	65.5%	56.9%

Income from continuing operations before income tax and interest expense	3.2%	8.1%	14.5%
Interest expense (income)	1.0%	0.3%	(0.9)%
Interest on mandatory redeemable preferred shares	4.9%	18.1%	5.2%

(Loss) income from continuing operations before income tax	(2.7)%	(10.3)%	10.2%
Income tax expense (benefit) from continuing operations	0.1%	(1.6)%	0.9%

(Loss) income from continuing operations	(2.8)%	(8.7)%	9.3%
Income from discontinued operations, net of tax	0.0%	—	—

Cumulative effect of change in accounting principle	33.0%	—	—
Net (loss) income	(35.8)%	(8.7)%	9.3%

  Geographic Information

        The following table summarizes the distribution of revenue by geographic region as determined by billing addresses for each of the periods shown:

	For the Year Ended December 31,
	2003	2004	2005
United States	95.0%	91.2%	90.1%
Europe, Middle East and Africa	4.0%	7.6%	6.0%
Canada	0.3%	0.5%	3.2%
Asia-Pacific and other	0.7%	0.7%	0.7%

Total revenue	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2004 and 2005

  Revenue

        Total revenue increased by 41.7% to $65.6 million for the year ended December 31, 2005 from $46.3 million for the year ended December 31, 2004. Our subscription revenue increased by 40.2% to $51.0 million for the year ended December 31, 2005 from $36.3 million for the year ended December 31, 2004. Subscription revenue represented approximately 77.7% of our total revenue for the year ended December 31, 2005. This increase is attributable to increasing sales of our talent acquisition and employee performance management solutions primarily due to the increasing adoption of our on-demand model for software generally and talent acquisition and employee performance management solutions in particular. Additionally, our average revenue per customer from our top 80 customers increased from approximately $0.4 million per customer for the year ended December 31, 2004 to approximately $0.6 million per customer for the year ended December 31, 2005. Our other revenue increased by 47.4% to $14.7 million for the year ended December 31, 2005 from $10.0 million for the year ended December 31, 2004. This increase was due to an increase in demand for our consulting services which resulted from an increase in our subscription based revenues. We expect subscription-based and other revenues to increase in 2006 over the prior year due to primarily customer acquisitions and additional sales to existing customers.

  Cost of Revenue

        Cost of revenue increased by 54.1% to $18.8 million for the year ended December 31, 2005 from $12.2 million for the year ended December 31, 2004. As a percentage of revenue, cost of revenue increased by 2.2% to 28.6% for the year ended December 31, 2005 compared to 26.4% for the year ended December 31, 2004. The increase in the cost of revenue was primarily due to our increased revenue. The increase in the cost of revenue as a percentage of revenue was caused by a change in the mix of our sales, specifically an increase in consulting revenues, which have more costs as a percentage of revenues than our subscription-based revenues.

  Sales and Marketing

        Sales and marketing expense increased by 20.1% to $16.1 million for the year ended December 31, 2005 compared to $13.4 million for the year ended December 31, 2004. Increased salary, performance bonus and commissions of $0.9 million, $0.7 million and $0.4 million, respectively, contributed to the increase in sales and marketing expense for the year ended December 31, 2005 from the prior year. Additionally, increased travel, bad debt expense and marketing expense of $0.3 million, $0.2 million and $0.2 million, respectively, contributed to the increase in sales and marketing expense for the year ended December 31, 2005 from the prior year. As a percentage of total revenue, sales and marketing expense decreased to 24.6% for the year ended December 31, 2005 from 29.0% the year ended December 31, 2004 due to increased revenues.

  General and Administrative

        General and administrative expense increased by 47.6% to $15.1 million for the year ended December 31, 2005 compared to $10.2 million for the year ended December 31, 2004. The $4.9 million increase was primarily due to an increase in staff related expense of $1.0 million, the addition of 17 employees, an increase in performance bonuses for our executives and management of $1.6 million, an increase in professional fees of $0.5 million, an increase in rent expense of $0.2 million, and other general and administrative infrastructure expenses totaling $1.6 million. As a percentage of total revenue, general and administrative expense increased to 23.0% for the year ended December 31, 2005 compared to 22.1% for the prior year due to increased expense.

  Research and Development

        Research and development expense decreased by 6.7% to $4.0 million for the year ended December 31, 2005 compared to $4.3 million for the year ended December 31, 2004. The $0.3 million decrease in research and development expense was due to the transition of our development effort to India. As a percentage of total revenue, research and development expense decreased from 9.2% to 6.1% for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to increased revenues. As a result of the continuing transition of our research and development efforts to India, we expect to expand the features and functionality of our solutions without increasing research and development expenses as a percentage of revenue.

  Depreciation and Amortization

        Depreciation and amortization expense decreased 14.7% to $2.1 million for the year ended December 31, 2005 compared to $2.5 million for the year ended December 31, 2004 due to an early version of our applicant tracking system becoming fully depreciated. In the future, we expect depreciation and amortization expense to increase due to recent capital purchases.

  Interest Expense (Income)

        Interest expense (income) decreased to income of $0.6 million for the year ended December 31, 2005 from an expense of $0.2 million for the year ended December 31, 2004. The $0.8 million increase is due primarily to interest earned on the net proceeds of our initial public offering which was completed in June 2005.

  Interest on Mandatory Redeemable Preferred Shares

        Interest on mandatory redeemable preferred shares decreased by 59.5% to $3.4 million for the year ended December 31, 2005 from $8.4 million for the year ended December 31, 2004. As a result of our adoption of SFAS No. 150 in 2003, dividends on and changes in fair value in the mandatory redeemable preferred shares were recorded as a cumulative change in accounting principle through July 1, 2003 and as an interest expense in subsequent periods. As a result of the redemption of all of the outstanding shares of our series A preferred stock and series B preferred stock in connection with our initial public offering in June 2005, we no longer have this expense.

  Income Tax (Benefit) Expense

        Income tax expense on continuing operations increased to a $0.6 million expense for the year ended December 31, 2005 from a $0.7 million benefit for the year ended December 31, 2004. The $1.3 million increase in income tax expense was primarily attributable to the increase in income offset by the utilization of its net operating loss carryforward and reduction of valuation allowance of approximately $5.0 million. The benefit realized in 2004 resulted from a decrease in our valuation allowance of $0.4 million and an increase in our deferred tax asset of $0.6 million. These changes were due to management's evaluation of our positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that we will realize a portion of the benefits of federal and state tax assets. Webhire, which we acquired in January 2006, had a net operating loss carryforward balance of approximately $48 million for federal purposes as of September 30, 2005. However, we expect that there will be significant limitations on our ability to use Webhire's U.S. net operating loss carryforwards. See "Risk Factors—Our ability to use Webhire's net operating loss carryforwards in the United States will be significantly limited."

Comparison of Years Ended December 31, 2003 and 2004

  Revenue

        Total revenue increased by 36.2% to $46.3 million for the year ended December 31, 2004 from $34.0 million for 2003. The $12.3 million increase in total revenue was primarily a result of new purchases of solutions by existing and new clients and contract renewals. Our subscription revenue increased by 42.5% to $36.3 million or 78.5% of total revenue for the year ended December 31, 2004 from $25.5 million or 75.1% of total revenue for 2003. Our other revenue, which is composed primarily of discrete professional fees, increased by 17.4% to $10.0 million or 21.5% of total revenue for the year ended December 31, 2004 from $8.5 million or 24.9% of total revenue for 2003. The increase in total revenue was attributable to increased sales of our solutions driven primarily by improving economic conditions, increasing adoption of the on-demand model for software delivery generally and for talent acquisition and performance management solutions in particular, and increased effectiveness of our marketing program.

  Cost of Revenue

        Cost of revenue increased by 39.5% to $12.2 million for the year ended December 31, 2004 from $8.8 million for 2003. As a percentage of total revenue, cost of revenue increased to 26.4% for the year ended December 31, 2004 from 25.8% for 2003. The increase in cost of revenue was primarily the result of our increased revenue and related third-party license royalty costs, which comprised $0.7 million of the increase, and personnel costs associated with the delivery of our talent acquisition and employee performance management solutions, which comprised $2.1 million of the increase. The latter increase was primarily due to an increase in personnel responsible for delivery of our solutions from 186 employees as of December 31, 2003 to 264 employees as of December 31, 2004. The increase as a percentage of total revenue was primarily attributable to an increase in reimbursed expenses.

  Sales and Marketing

        Sales and marketing expenses increased by 27.5% to $13.4 million for the year ended December 31, 2004 from $10.5 million for 2003. The $2.9 million increase in sales and marketing expense was due to an increase in selling personnel cost of $2.6 million due to the addition of 17 employees in 2004, an increase in marketing and advertising of $0.6 million and an increase in sales support related cost of $0.6 million, offset by a decrease in bad debt expense $0.9 million.

  General and Administrative

        General and administrative expense increased by 36.9% to $10.2 million for the year ended December 31, 2004 from $7.5 million for 2003. The $2.7 million increase in general and administrative expense was due to an increase in performance bonuses of $1.2 million, an increase in employee benefits of $0.5 million, an increase in rent of $0.2 million, a non-cash charge of $0.2 million related to the issuance of options with an exercise price of less than the fair value of the stock underlying the option on the date of grant and an increase in general infrastructure cost to support our growth. The charge related to the issuance of options represents the estimated difference between the fair market value of the share price and the exercise price of the options at the date of the grant.

  Research and Development

        Research and development expenses increased by 23.3% to $4.3 million for the year ended December 31, 2004 from $3.5 million for 2003. The $0.8 million increase in product development expenses was due to an increase in expenses related to the expansion of our global development center, the transition of our research and development efforts to Hyderabad, India, and enhancements to the features of our on-demand software applications and other software. As a percentage of total revenue, product development expenses decreased due to efficiencies generated by our global development center. We also increased the number of employees in product development from 81 as of December 31, 2003 to 136 as of December 31, 2004.

  Depreciation and Amortization

        Depreciation and amortization decreased by 9.0% to $2.5 million for the year ended December 31, 2004 from $2.7 million in 2003.

  Income (Loss) from Discontinued Operations

        Discontinued operations resulted in net income, net of income tax, of $15,000 for the year ended December 31, 2003. This income was generated by the pharmaceutical training division and the Oracle implementation business which were sold and exited, respectively, in 2003. The income includes gain on sale of $0.9 million offset by a loss from discontinued operation of $0.8 million. Income (loss) from discontinued operations is not reflected in the financial results for the year ended December 31, 2004, as these businesses were no longer part of our operations.

        The operating results for the pharmaceutical training division and the Oracle implementation business are classified as discontinued operations in the statements of operations for all periods presented, net of tax. A summary of discontinued operations is as follows:

	For the Year Ended December 31,
	2003	2004
	(in thousands)
Revenue:
Subscription revenue	$—	$—
Other revenue	6,046	—

Total revenue	6,046	—
Cost of revenue	2,714	—

Gross profit	3,332	—
Total operating expenses	4,153	—
Interest expense excluding interest on mandatory redeemable preferred shares	23	—

Loss from discontinued operations before income taxes	(844)	—
Gain on sale of discontinued operations	869	—
Income tax expense	10	—

Net income from discontinued operations	$15	$—

  Interest Expense (Income)

        Interest expense decreased by 54.7% to $0.2 million for the year ended December 31, 2004 from $0.4 million for 2003. The $0.2 million decrease in interest expense was primarily attributable to the repayment in 2004 of all borrowings on our revolving credit facility.

  Interest on Mandatory Redeemable Preferred Shares

        Interest on mandatory redeemable preferred shares increased 402.9% to $8.4 million for the year ended December 31, 2004 from $1.7 million for 2003.

  Income Tax (Benefit) Expense

        Income tax expense decreased to a $0.7 million benefit for the year ended December 31, 2004 from $0.0 million for 2003. The $0.7 million decrease in income tax expense was primarily attributable to the recognition of net operating loss carryforwards. Our federal net operating loss carryforward balance as of December 31, 2004 was $15.7 million.

  Unaudited Quarterly Statements of Operations

        The following tables present our unaudited quarterly results of operations for each of the eight quarters in the period ended December 31, 2005 and our unaudited quarterly results of operations expressed as a percentage of our subscription and other revenues for the same periods. You should read the following tables in conjunction with our audited consolidated financial statements and related notes appearing at the end of this prospectus. We have prepared the unaudited information on a basis consistent with our audited consolidated financial statements and have included all adjustments, which, in the opinion of management, are necessary to fairly present our operating results for the quarters presented. Our historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	For the Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(unaudited and in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Subscription	$8,183	$8,921	$9,347	$9,897	$10,871	$12,122	$13,377	$14,603
Other	1,837	2,485	2,559	3,072	3,461	3,883	3,857	3,467

Total revenue	10,020	11,406	11,906	12,969	14,332	16,005	17,234	18,070
Cost of revenues (exclusive of depreciation, shown separately below)	2,304	2,736	3,495	3,695	4,060	4,597	4,935	5,190

Gross profit	7,716	8,670	8,411	9,274	10,272	11,408	12,299	12,880

Operating expenses:
Sales and marketing	3,306	3,383	3,212	3,449	3,603	3,927	4,218	4,385
General and administrative	2,210	2,471	2,516	3,047	3,313	3,563	4,036	4,205
Research and development	926	1,201	1,107	1,035	1,120	957	961	948
Depreciation and amortization	607	569	638	662	552	505	498	556

Total operating expenses	7,049	7,624	7,473	8,193	8,588	8,952	9,713	10,094
Income from operations before income tax and interest expense	667	1,046	938	1,081	1,684	2,456	2,586	2,786

Interest expense (income)	48	47	43	21	12	(15)	(220)	(344)

Interest on mandatory redeemable preferred shares	2,068	2,085	2,109	2,124	8,534	(5,138)	—	—

(Loss) income from operations before income tax	(1,449)	(1,086)	(1,214)	(1,064)	(6,862)	7,609	2,806	3,130
Income tax (benefit) expense on operations	2	60	81	(865)	40	219	219	113

Net (loss) income	$(1,451)	$(1,146)	$(1,295)	$(199)	$(6,902)	$7,390	$2,587	$3,017

Net (loss) income available to common shareholders	$(1,706)	$(1,401)	$(1,550)	$(454)	$(9,699)	$(31,302)	$2,587	$3,017

Net (loss) income per share available to common shareholders	$(0.28)	$(0.23)	$(0.26)	$(0.08)	$(1.88)	$(5.29)	$0.15	$0.17

	For the Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(unaudited)
Consolidated Statement of Operations Data:
Revenue
Subscription	81.7%	78.2%	78.5%	76.3%	75.9%	75.7%	77.6%	80.8%
Other	18.3%	21.8%	21.5%	23.7%	24.1%	24.3%	22.4%	19.2%

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues (exclusive of depreciation, shown separately below)	23.0%	24.0%	29.4%	28.5%	28.3%	28.7%	28.6%	28.7%

Gross profit	77.0%	76.0%	70.6%	71.5%	71.7%	71.3%	71.4%	71.3%
Operating expenses:
Sales and marketing	33.0%	29.6%	27.0%	26.5%	25.2%	24.5%	24.5%	24.3%
General and administrative	22.0%	21.7%	21.1%	23.5%	23.1%	22.3%	23.4%	23.3%
Research and development	9.2%	10.5%	9.3%	8.0%	7.8%	6.0%	5.6%	5.2%
Depreciation and amortization	6.1%	5.0%	5.4%	5.1%	3.9%	3.2%	2.9%	3.1%

Total operating expenses	70.3%	66.8%	62.8%	63.1%	60.0%	56.0%	56.4%	55.9%
Income from operations before income tax and interest expense	6.7%	9.2%	7.8%	8.4%	11.7%	15.3%	15.0%	15.4%
Interest expense (income)	0.5%	0.4%	0.4%	0.2%	0.1%	(0.1)%	(1.3)%	(1.9)%
Interest on mandatory redeemable preferred shares	20.6%	18.3%	17.7%	16.4%	59.5%	(32.1)%	0.0%	—

(Loss) income from operations before income tax	(14.4)%	(9.5)%	(10.3)%	(8.2)%	(47.9)%	47.5%	16.3%	17.3%
Income tax (benefit) expense on operations	0.0%	0.5%	0.7%	(6.7)%	0.3%	1.4%	1.3%	0.6%

Net (loss) income	(14.4)%	(10.0)%	(11.0)%	(1.5)%	(48.2)%	46.1%	15.0%	16.7%

Comparison of Unaudited Quarterly Results

  Revenue

        Total revenue has increased each of our last eight quarters primarily due to purchases of our solutions by new clients, purchases of additional solutions by existing clients and contract renewals. Our subscription revenue increased in every quarter presented from $8.2 million for the three months ended March 31, 2004 to $14.6 million for the three months ended December 31, 2005. Our other revenue increased from $1.8 million for the three months ended March 31, 2004 to $3.5 million for the three months ended December 31, 2005. We believe that subscription revenue increased more quickly than other revenue due to our continuing shift in focus toward subscription-based solutions and away from discrete professional services.

  Cost of Revenue

        Cost of revenue for the quarters presented has fluctuated based on the mix of sales between subscription revenue and other revenue. Cost of revenue was highest as a percentage of total revenue for the three months ended September 30, 2004. This was caused by the mix of sales included in other revenue in that quarter. In particular, sales of perpetual licenses can have a meaningful impact on cost of revenue.

  Sales and Marketing

        Sales and marketing expenses have decreased as a percentage of total revenue for each of the three month periods ended March 31, 2004 through December 31, 2005. Sales and marketing expenses have increased in terms of absolute dollars through the same period as a result of increased marketing programs and variable compensation programs. The decrease as a percentage of sales is a result of the effectiveness of the marketing program and the effectiveness of an experienced sales force.

  General and Administration

        General and administrative expenses for the quarters presented have generally increased each quarter due to an increase in performance bonuses. Headcount and professional fees have also increased to support our growth.

  Research and Development

        Research and development expenses for the quarters presented have generally increased each quarter due to an increase in product development expenses and enhancements and upgrades to our existing products and have recently decreased due to our transition of development work to India.

Liquidity and Capital Resources

        Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our revolving credit facility and the issuance of preferred and common stock. As of December 31, 2005, we had cash and cash equivalents of $43.5 million and accounts receivable of $10.3 million. In addition, we had $0.2 million of debt and less than $0.4 million in capital equipment leases.

        In 2004, we had cash provided from continuing operations of $10.1 million. We used cash in investing activities in the amount of $1.2 million and we used cash in financing activities of $2.5 million. Our net increase in cash and cash equivalents in 2004 was $6.4 million. In addition, we repaid in 2004 the $1.6 million outstanding balance on our revolving credit facility.

        In 2005, we had cash provided by operations of $16.9 million. We used cash in investing activities of $3.9 million, and had cash provided by financing activities of $21.1 million, primarily from the net proceeds of our initial public offering of $61.5 million and after redeeming our series A and B preferred stock. Our net increase in cash and cash equivalents in 2005 was $34.0 million. We expect our positive cash flow from operations to continue in future periods.

        On December 29, 2005, we entered into an amendment to our revolving credit facility with PNC Bank, N.A. Under the terms of this amendment, our maximum borrowings under our revolving credit facility increased from $10.0 million to $25.0 million, including availability of up to $2.0 million for letters of credit. The amendment provides that borrowings under our revolving credit facility bear interest at tiered rates based upon the ratio of Net Funded Debt to EBITDA, each as defined in the amendment. In the alternative, we may also elect interest rates calculated by reference to LIBOR plus a margin based upon the ratio of our Net Funded Debt to EBITDA. Interest on LIBOR borrowings is calculated on an actual/360 day basis and is payable on the last day of each interest period. LIBOR advances will be available for periods of 1, 2, 3 or 6 months. LIBOR pricing will be adjusted for any statutory reserves. Our revolving credit facility, as amended, will terminate on December 31, 2008, at which time all outstanding borrowings must be repaid, and all outstanding letters of credit, if any, must be cash collateralized.

        On January 13, 2006, we acquired Webhire, Inc. for approximately $34.4 million in cash. In addition, on that date we borrowed $25.0 million under our revolving credit facility. We believe that our cash and cash equivalents balances and cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months.

  Operating Activities

        Net cash provided by operating activities for continuing operations was $4.0 million for the year ended December 31, 2003, $10.1 million for the year ended December 31, 2004 and $16.9 million for the year ended December 31, 2005. Net cash provided by operating activities for the year ended December 31, 2003 primarily resulted from net loss of $12.2 million and non-cash charges to net income of $18.9 million, an increase in deferred revenue of $0.7 million offset by working capital changes of $3.4 million. Non-cash charges include an $11.2 million adjustment for the effect of a change in accounting resulting from the adoption of SFAS No. 150 on July 1, 2003 whereby the dividends and changes in fair value of the mandatory redeemable preferred shares were recorded as a cumulative change in accounting principle through July 1, 2003 and as interest expense in the subsequent periods. As a result of the redemption of all of the outstanding shares of our preferred stock in connection with our initial public offering in June 2005, we will not have this expense in the future. Net cash provided by operating activities for the year ended December 31, 2004 primarily resulted from our net loss of $4.1 million plus non-cash charges to net income of $10.4 million plus an increase in deferred revenue of $3.4 million plus changes in working capital of $0.4 million. Non-cash charges to net income include $8.4 million of accrued interest on mandatory redeemable preferred shares. Net cash provided by operating activities for the year ended December 31, 2005 primarily resulted from net income of $6.1 million plus non-cash charges to net income of $6.4 million plus an increase in deferred revenue of $5.9 million less charges in working capital of $1.5 million. Non-cash charges to net income include $3.4 million of accrued interest on mandatory redeemable preferred shares.

  Investing Activities

        Net cash used in investing activities for continuing operations was $0.8 million for the year ended December 31, 2003, $1.2 million for the year ended December 31, 2004 and $3.9 million for the year ended December 31, 2005, of which $3.7 million was related to capitalized software activities and purchases of computer hardware and $0.2 million was related to an acquisition in July 2005. Net cash provided from investing activities for discontinued activities was $3.0 million for the year ended December 31, 2003. In November 2003, we decided to discontinue our pharmaceutical training division and we discontinued our Oracle implementation business. The sale of the pharmaceutical training division in December 2003 for $3.0 million in cash produced a net gain of approximately $0.9 million.

  Financing Activities

        Net cash used in financing activities was $2.9 million for the year ended December 31, 2003 and $2.5 million for the year ended December 31, 2004. Net cash provided by financing activities was $21.1 million for the year ended December 31, 2005. For the years ended December 31, 2003 and 2004, net cash used in financing activities consisted of repayments of borrowings under our revolving credit facility, repayments of notes payable and repayments of capital lease obligations. Repayments on our revolving credit facility were $1.5 million and $1.6 million in the years ended December 31, 2003 and 2004, respectively. Repayments of our capital lease obligations were $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2003, 2004 and 2005, respectively. Repayments of notes payable were $0.7 million for the year ended December 31, 2003 and zero for each of the years ended December 31, 2004 and 2005. We also used $0.6 million and $0.5 million to repurchase shares of our common stock owned by certain of our former employees during the years ended December 31, 2004 and December 31, 2005, respectively. In June 2005, we raised $61.5 million, after discounts and expenses, from our initial public offering and used approximately $40.0 million of such net proceeds to redeem our series A and Series B preferred stock.

        Our available borrowings under our revolving credit facility on December 31, 2003, 2004 and 2005 were $2.7 million, $3.7 million and $25.0 million, respectively. Amounts outstanding on the revolving credit facility were $1.6 million, $0, and $0 on December 31, 2003, 2004 and 2005, respectively.

        We intend to continue to invest our cash in excess of current operating requirements in interest-bearing, investment-grade securities. Changes in our operating plans, lower than anticipated revenue, increased expenses or other events, including those described in "Risk Factors," may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and consolidated results of operations. Additional equity financing would be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants or financial ratios that restrict our ability to operate our business. We do not, however, have any current plans to issue additional equity, including any preferred stock, in the near future.

Contractual Obligations and Commitments

        The following table summarizes our contractual arrangements at December 31, 2005:

	Payments due by period
Contractual Obligations
	2006	2007	2008	2009	2010
	(in thousands)
Capital leases	$239	$156	$32	$2	$1
Operating leases	2,398	2,099	2,038	1,895	1,316

Total	$2,637	$2,255	$2,070	$1,897	$1,317

        The amounts listed above for capital leases represent payments that we are required to make for equipment. If we fail to remain current with our obligations for any of these capital leases, we would be in default, and our continued failure to cure such a default would cause our remaining obligations under the defaulted capital lease to become immediately due. The amounts listed above exclude the commitment to purchase Webhire, Inc. In addition, we have no off-balance sheet commitments for the periods presented.

        The amounts listed above for operating leases represent our leases for office space. If we fail to make rent payments on any of these leases when due, we will be required to pay all remaining rent payments on the leases.

Recent Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments:

  •
  mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

  •
  instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

  •
  obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

        SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 caused us to classify $50.5 million and $58.9 million of redeemable participating preferred stock as liabilities in years ended December 31, 2003 and 2004, respectively. We recorded interest expense on mandatory redeemable preferred shares of $8.4 million and $1.7 million in the years ended December 31, 2004 and 2003, respectively. Additionally, we also recorded a change of $11.2 million in 2003 resulting from a change in an accounting principle. There was no material effect on our cash flows from the adoption of SFAS No. 150. See the notes to our consolidated financial statements.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition," which updates and summarizes the Commission's views on the application of generally accepted accounting principles to revenue recognition in financial statements. We believe that our revenue recognition policies conform to the requirements of Staff Accounting Bulletin No. 104.

        In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, an amendment of SFAS No. 123 and SFAS No. 95. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the fair value of stock options and other stock-based compensation to employees effective as of the beginning of its next fiscal year that begins after June 15, 2005. We will be required to implement SFAS No. 123(R) no later than the quarter beginning January 1, 2006. We currently measure stock-based compensation in accordance with APB Opinion No. 25. We anticipate adopting the modified prospective method of SFAS No. 123 (R) on January 1, 2006. Based on the stock options outstanding as of December 31, 2005, we will recognize compensation expense in future consolidated statements of income of approximately $1.9 million and $1.7 million in the years ended December 31, 2006 and 2007, respectively. The impact on our financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

        In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The provisions of this pronouncement are effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of Interpretation No. 47 to have any material financial statement impact.

        In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

        In 2005, approximately 90.1% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S.-generated sales would not have resulted in a material change to our results.

        The financial position and operating results of our United Kingdom and India operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments were $0.02 million, $0.1 million and less than $0.1 million at December 31, 2003, 2004 and 2005, respectively, and are included in other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

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

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Kenexa Corporation

Wayne, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Kenexa Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2005, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kenexa Corporation and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 of the financial statements, the Company adopted the provisions of Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", as of July 1, 2003.

BDO Seidman, LLP

Philadelphia, PA

February 21, 2006

Kenexa Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$9,494,224	$43,499,169
Accounts receivable, net of allowance for doubtful accounts of $287,736 and $447,490	7,948,496	10,305,522
Unbilled receivables	541,187	311,883
Deferred income taxes	1,022,800	2,519,588
Prepaid expenses and other current assets	1,344,733	2,134,170

Total current assets	20,351,440	58,770,332
Property and equipment, net of accumulated depreciation	2,469,400	4,736,855
Software, net of accumulated depreciation	1,206,457	850,099
Goodwill	8,533,874	8,815,213
Intangible assets, net of accumulated amortization	52,420	124,535
Deferred financing costs, net of accumulated amortization	126,443	49,732
Other assets	548,459	551,930

Total assets	$33,288,493	$73,898,696

Kenexa Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	December 31,
	2004	2005
Liabilities and Shareholders' (Deficiency) Equity
Current liabilities
Accounts payable	$1,664,291	$2,305,880
Note payable	—	95,285
Commissions payable	569,482	833,898
Other accrued liabilities	1,377,363	2,176,374
Accrued compensation and benefits	3,259,940	4,590,268
Deferred revenue	6,649,852	12,588,319
Capital lease obligations	199,496	219,233

Total current liabilities	13,720,424	22,809,257
Capital lease obligations, less current portion	276,524	184,849
Note payable, less current portion	—	107,626
Other liabilities	100,693	54,830
Shares subject to mandatory redemption
Series A preferred stock, stated value $1,000; 30,000 shares authorized; 29,953 shares issued and outstanding at December 31, 2004; no shares authorized, issued, or outstanding at December 31, 2005; redemption value of $45,601,127 and $0, respectively	41,726,580	—
Series B preferred stock, stated value $1,000; 12,042 shares authorized, issued and outstanding at December 31, 2004; no shares authorized, issued, or outstanding at December 31, 2005; redemption value of $19,471,761 and $0, respectively	17,177,954	—

Total liabilities	73,002,175	23,156,562
Commitments and contingencies
Redeemable class B common stock, par value $0.01; 200,000 shares authorized and 54,479 shares issued and outstanding at December 31, 2004 and no shares authorized, issued, or outstanding at December 31, 2005	5,291,056	—
Redeemable class C common stock, par value $0.01; 2,000,000 shares authorized and 1,526,813 shares issued and outstanding at December 31, 2004 and no shares authorized, issued, or outstanding at December 31, 2005	4,571,075	—
Shareholders' (deficiency) equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 7,982,628 and 17,459,044 shares issued, respectively	79,826	174,594
Additional paid-in capital	4,363,138	97,139,932
Deferred compensation	(454,200)	(1,040,500)
Notes receivable for class A common stock	(519,253)	(119,982)
Treasury stock, shares class A common stock, 2,410,138 and none, respectively, at cost	(8,771,952)	—
Accumulated other comprehensive income (loss)	94,644	(29,695)
Accumulated deficit	(44,368,016)	(45,382,215)

Total shareholders' (deficiency) equity	(49,575,813)	50,742,134
Total liabilities and shareholders' (deficiency) equity	$33,288,493	$73,898,696

See accompanying summary of accounting policies and notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2003	2004	2005
Revenue
Subscription revenue	$25,510,498	$36,348,298	$50,973,723
Other revenue	8,480,013	9,952,205	14,667,202

Total revenue	33,990,511	46,300,503	65,640,925
Cost of revenue (exclusive of depreciation, shown separately below)	8,767,283	12,229,761	18,782,276

Gross profit	25,223,228	34,070,742	46,858,649
Operating expenses:
Sales and marketing	10,469,884	13,350,760	16,133,039
General and administrative	7,481,462	10,242,882	15,115,861
Research and development	3,463,171	4,271,469	3,986,292
Depreciation and amortization	2,719,986	2,476,044	2,111,580

Total operating expenses	24,134,503	30,341,155	37,346,772

Income from continuing operations before income taxes and interest expense	1,088,725	3,729,587	9,511,877
Interest expense (income)	352,450	159,551	(565,808)
Interest on mandatory redeemable shares	1,667,351	8,385,598	3,396,070

(Loss) income from continuing operations before income tax	(931,076)	(4,815,562)	6,681,615
Income tax (benefit) expense on continuing operations	33,188	(722,645)	590,565

(Loss) income from continuing operations	(964,264)	(4,092,917)	6,091,050
Income from discontinued operations net of tax expense of $10,005 and zero and zero	15,007	—	—

Net (loss) income before cumulative effect of change in accounting principle	$(949,257)	$(4,092,917)	$6,091,050
Cumulative effect of change in accounting principle	11,233,392	—	—

Net (loss) income	$(12,182,649)	$(4,092,917)	$6,091,050
Accretion of redeemable class B common shares and class C common shares	(3,443,136)	1,019,634	41,488,413
Accretion of series A preferred shares and series B preferred shares	871,852	—	—
Accrued dividends on series A preferred shares and series B preferred shares	1,585,958	—	—

Net loss available to common shareholders	$(11,197,323)	$(5,112,551)	$(35,397,363)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.00)	$(0.85)	$(3.06)
Net income from discontinued operations	0.00	—	—
Net loss from cumulative effect of change in accounting principle	(1.86)	—	—

Net loss per share available to common shareholders	$(1.86)	$(0.85)	$(3.06)

Weighted average shares used to compute net loss available to common shareholders per common share—basic and diluted	6,033,834	5,995,389	11,578,885

See accompanying summary of accounting policies and notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficiency)

					Stockholders' (Deficiency) Equity
	Common Stock Redeemable		Redeemable Participating Preferred Stock Class A
								Accumulated Other Comprehensive (Loss) Income			Note Receivable Common Stock	Total Stockholder (Deficiency) Equity
					Class A Common Stock	Additional Paid-In Capital	Accumulated (Deficit)		Treasury Stock	Deferred Compensation			Comprehensive (Loss) Income
	Class B	Class C	Series A	Series B
Balance, December 31, 2002	$5,200,946	$7,084,687	$23,419,833	$11,740,550	$79,826	$3,716,146	$(28,092,450)	$(24,861)	$(8,195,272)	$—	$(532,979)	$(33,049,590)	$(1,390,465)
Payments received on notes receivable for class A common stock	—	—	—	—	—	—	—	—	—	—	1,955	1,955	—
Accretion of mandatory redeemable preferred and common stock to redemption values	(1,454,424)	(1,988,712)	695,579	176,273	—	2,571,284	—	—	—	—	—	2,571,284	—
Accrued dividends	—	—	1,016,508	569,450	—	(1,585,958)	—	—	—	—	—	(1,585,958)	—
Cumulative effect of change in accounting principles	—	—	9,274,187	1,959,205	—	—	—	—	—	—	—	—	—
Interest on preferred shares	—	—	1,064,840	602,511	—	—	—	—	—	—	—	—	—
Gain on currency exchange	—	—	—	—	—	—	—	24,314	—	—	—	24,314	24,314
Net loss	—	—	—	—	—	—	(12,182,649)	—	—	—	—	(12,182,649)	(12,182,649)

Balance, December 31, 2003	$3,746,522	$5,095,975	$35,470,947	$15,047,989	$79,826	$4,701,472	$(40,275,099)	$(547)	$(8,195,272)	$—	$(531,024)	$(44,220,644)	$(12,158,335)

Stock repurchase	—	—	—	—	—	—	—	—	(576,680)	—	—	(576,680)	—
Payments received on notes receivable for class A common stock	—	—	—	—	—	—	—	—	—	—	11,771	11,771	—
Accretion of common stock to redemption values	1,544,534	(524,900)	—	—	—	(1,019,634)	—	—	—	—	—	(1,019,634)	—
Interest on preferred shares	—	—	6,255,633	2,129,965	—	—	—	—	—	—	—	—	—
Gain on currency exchange	—	—	—	—	—	—	—	95,191	—	—	—	95,191	95,191
Deferred stock compensation related to stock options	—	—	—	—	—	681,300	—	—	—	(681,300)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	227,100	—	227,100	—
Net loss	—	—	—	—	—	—	(4,092,917)	—	—	—	—	(4,092,917)	(4,092,917)

Balance, December 31, 2004	$5,291,056	$4,571,075	$41,726,580	$17,177,954	$79,826	$4,363,138	$(44,368,016)	$94,644	$(8,771,952)	$(454,200)	$(519,253)	$(49,575,813)	$(3,997,726)

Stock repurchase	—	—	—	—	—	—	—	—	(514,712)	—	—	(514,712)	—
Retirement of Treasury Stock	—	—	—	—	(28,220)	(2,153,194)	(7,105,249)	—	9,286,664	—	—	—	—
Payments received on notes receivable for class A common stock	—	—	—	—	—	—	—	—	—	—	399,271	399,271	—
Accretion of common stock to redemption values	20,858,768	20,629,645	(664,123)	2,242,958	—	(41,488,413)	—	—	—	—	—	(41,488,413)	—
Accrued dividends	—	—	1,147,055	670,088	—	90	—	—	—	—	—	90	—
Interest on preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—
Loss on currency exchange	—	—	—	—	—	—	—	(124,339)	—	—	—	(124,339)	(124,339)
Deferred stock compensation related to stock options	—	—	—	—	—	1,220,100	—	—	—	(1,220,100)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	633,800	—	633,800	—
Option exercises	—	—	—	—	149	147,297	—	—	—	—	—	147,446	—
Conversion of class C warrants					3,962	(3,962)
Initial public stock offering, net	—	—	(28,600,000)	(11,400,000)	57,500	61,465,197	—	—	—	—	—	61,522,697	—
Conversion of preferred stock to common stock upon public offering	—	—	(13,609,512)	(8,691,000)	18,585	22,281,927	—	—	—	—	—	22,300,512	—
Conversion of class B and class C redeemable common stock to class A common upon public offering	(26,149,824)	(25,200,720)	—	—	42,792	51,307,752	—	—	—	—	—	51,350,544	—
Net income	—	—	—	—	—	—	6,091,050	—	—	—	—	6,091,050	6,091,050

Balance, December 31, 2005	$—	$—	$—	$—	$174,594	$97,139,932	$(45,382,215)	$(29,695)	$—	$(1,040,500)	$(119,982)	$50,742,134	$5,966,711

See accompanying summary of accounting policies and notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2003	2004	2005
Cash flows from operating activities
Net (loss) income from continuing operations	$(12,197,656)	$(4,092,917)	$6,091,050
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Non-cash compensation	—	227,100	633,800
Depreciation and amortization	2,720,048	2,545,363	2,122,555
Amortization of deferred financing fees	131,686	82,548	92,462
Bad debt expense	3,133,458	432,237	153,859
Accrued interest on mandatory redeemable preferred stock	1,667,351	8,385,598	3,395,979
Adjustment for effect of change in accounting	11,233,392	—	—
Imputed and accrued interest	3,046	—	—
Deferred taxes	—	(1,022,800)	(1,496,784)
Changes in assets and liabilities
Accounts and unbilled receivables	(3,395,337)	(1,508,956)	(2,281,580)
Prepaid expenses and other current assets	(78,832)	(385,967)	(784,946)
Income taxes receivable	28,925	—	—
Other assets	33,969	18,752	1,633
Accounts payable	(558,836)	323,282	633,172
Accrued compensation and other accrued liabilities	632,453	1,657,935	2,272,370
Commissions payable	11,240	82,832	264,417
Deferred revenue	683,319	3,389,677	5,888,781
Other liabilities	(11,239)	(78,310)	(45,863)

Cash provided by continuing operations	4,036,987	10,056,374	16,940,905
Cash provided by (used in) discontinued operations	(714,908)	—	—

Net cash provided by operating activities	3,322,079	10,056,374	16,940,905

Cash flows from investing activities
Purchases of property and equipment	(781,188)	(1,149,988)	(3,762,527)
Cash paid for intangible assets	—	(18,108)	(7,669)
Acquisition, net of cash acquired	—	—	(164,366)

Cash used in investing for continuing operations	(781,188)	(1,168,096)	(3,934,562)
Cash provided by investing for discontinued operations	3,000,000	—	—

Net cash (used in) provided by investing activities	2,218,812	(1,168,096)	(3,934,562)

Cash flows from financing activities
Repayments under line of credit agreement	$(1,486,701)	$(1,557,852)	—
Repayments of notes payable	(714,539)	—	(38,673)
Repurchase of common shares	—	(576,680)	(514,712)
Collections of notes receivable	1,955	11,771	248,572
Net proceeds from initial public offering of common stock	—	—	61,531,518
Redemption of series A and B preferred stock	—	—	(40,000,000)
Deferred financing costs	(234,754)	(5,420)	(15,751)
Net proceeds from option exercises	—	—	147,445
Repayments of capital lease obligations	(438,738)	(344,352)	(235,458)

Net cash (used in) provided by financing activities	(2,872,777)	(2,472,533)	21,122,941

Effect of exchange rate changes on cash and cash equivalents	—	—	(124,339)
Net increase in cash and cash equivalents	2,668,114	6,415,745	34,004,945
Cash and cash equivalents at beginning of year	410,365	3,078,479	9,494,224

Cash and cash equivalents at end of year	$3,078,479	$9,494,224	$43,499,169

Kenexa Corporation and Subsidiaries

Consolidated Statements of Cash Flows
Supplemental disclosures of cash flow information

	Year ended December 31,
	2003	2004	2005
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense (income)	$250,707	$97,566	$(637,322)
Income taxes	$(9,162)	$202,603	$1,335,956
Noncash investing and financing activities
Capital lease obligations	$369,778	$382,949	$167,335
Accretion of class B common stock and class C common stock to redemption value	(2,571,284)	1,019,634	41,488,413
Redemption and conversion of class B and class C common stock to class A common stock	—	—	51,350,544
Note receivable for Common stock applied against accrued bonus	—	—	150,699
Accretion of preferred stock to redemption value	871,852	—	—
Accrued dividends on preferred stock	1,585,958	—	—
Cumulative effect of change in accounting principle	11,233,392	—	—

See accompanying summary of accounting policies and notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.    Organization

        Kenexa Corporation, and its subsidiaries (collectively the "Company"), commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Between 1994 and 1998, the Company acquired 15 businesses that enabled it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

        The Company began its operations in 1987 under its predecessor companies, Insurance Services, Inc., or ISI, and International Holding Company, Inc., or IHC. In December 1999, the Company reorganized its corporate structure by merging ISI and IHC with and into Raymond Karsan Associates, Inc., or RKA, a Pennsylvania corporation and a wholly owned subsidiary of Raymond Karsan Holdings, Inc., or RKH, a Pennsylvania corporation. Each of RKA and RKH were newly created to consolidate the businesses of ISI and IHC. In April 2000, the Company changed its name to TalentPoint, Inc. and changed the name of RKA to TalentPoint Technologies, Inc. In November 2000, the Company changed its name to Kenexa Corporation, and changed the name of TalentPoint Technologies, Inc. to Kenexa Technology, Inc., or Kenexa Technology. Currently, Kenexa transacts business primarily through Kenexa Technology. The Company operates in one segment.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of Kenexa and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase.

Prepaid Expenses and Other Assets

        Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with customization of sites associated with internet hosting arrangements. These costs are deferred over the implementation period, typically three to four months, and are expensed ratably over the subscription period, typically one to three years. These amounts aggregated $612,452 and $1,088,660 at December 31, 2004 and December 31, 2005, respectively. The current portion of these deferred costs of $447,538 and $978,779 at December 31, 2004 and December 31, 2005, respectively, is included in other current assets and the noncurrent portion of $164,914 and $109,881 at December 31, 2004 and December 31, 2005, respectively, is included in other assets in the accompanying consolidated balance sheets.

Property and Equipment

        Property and equipment are stated at cost. Equipment under capital lease is stated at the lower of the fair market value at the date of acquisition or net present value of the minimum lease payments at inception of the lease. Depreciation and amortization are provided on the straight-line basis over the assets' estimated useful lives or, if shorter, the lease terms for leasehold improvements. Estimated useful lives are generally 7 years for office furniture, 3 to 5 years for computer equipment and 3 to

5 years for software. Costs of maintenance and repairs are charged to expense as incurred. When property and equipment or leasehold improvements are sold or otherwise disposed of, the fixed asset account and related accumulated depreciation account are relieved and any gain or loss is included in operations. Costs of software not yet placed into service are accumulated as software in development. Upon placement into service, the costs of the assets are transferred to software.

Allowance for Doubtful Accounts

        The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The Company also records an additional allowance based on certain percentages of aged receivables, which are determined based on historical experience and management's assessment of the general financial conditions affecting the Company's customer base. If actual collections experience changes, revisions to the allowance may be required. Activity in the allowance for doubtful accounts is as follows:

Year	Balance at January 1,	Charged Costs	Write Offs	Balance at December 31,
2005	$287,736	$313,613	153,859	$447,490
2004	813,461	(93,488)	432,237	287,736
2003	2,175,337	1,771,582	3,133,458	813,461

Software Developed for Service Transactions

        In accordance with EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", the Company applies AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this audit report.

        The Company capitalized internal-use software costs for the years ended December 31, 2003, 2004 and 2005 of $677,132, $386,277 and $994,413, respectively. Amortization of capitalized internal-use software costs for the years ended December 31, 2003, 2004 and 2005 were $841,120, $1,053,632 and $674,863, respectively.

Goodwill

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS 142, the Company ceased amortization of existing goodwill and is required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has reviewed the carrying values of goodwill of each business component by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management's estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. These cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to the Company's business based on its knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Management determined that the carrying values of its goodwill did not exceed the fair values and as a result believes that no impairment of goodwill existed at December 31, 2005.

        The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 are as follows:

Balance as of December 31, 2003	$8,533,874
Goodwill	—

Balance as of December 31, 2004	$8,533,874
Acquisition	281,339

Balance December 31, 2005	$8,815,213

        On July 29, 2005 the Company entered into an Asset Purchase Agreement with Scottworks Solutions, Inc., a business-intelligence and management consulting firm based in Toronto, Canada. Pursuant to the agreement, the Company purchased all of Scottworks' assets and assumed selected liabilities for $425, payable as follows: $170 at closing and $9 per month, payable in 30 equal installments beginning on August 1, 2005. The amounts allocated to goodwill and identified intangibles are approximately $281 and $102, respectively. The agreement also includes contingent payments based upon the achievement of certain revenue targets which will be recorded as goodwill when earned.

Intangible Assets

        Intellectual property and non-compete agreements ("intangible assets") are amortized on a straight-line basis over their estimated useful lives or contract periods, generally ranging from 3 to 20 years. Accumulated amortization of intangible assets was $1,237,278 and $1,274,903 as of December 31, 2004 and 2005, respectively. Amortization expense related to these intangible assets were $11,361 and $37,766 as of December 31, 2004 and 2005, respectively.

        Intangible Assets that are subject to amortization at December 31, 2004 and 2005, consist of the following:

	Gross Carrying Value		Accumulated Amortization
Description
	2004	2005	2004	2005
Customer Lists	—	101,955	—	33,511
Trademarks	58,882	66,667	6,462	10,576
Fully Amortization Intangibles	1,230,816	1,230,816	1,230,816	1,230,816

Total	1,289,698	1,399,438	1,237,278	1,274,903

        Estimated amortization expense for each of the next five years is as follows:

Year Ending December 31,	Amortization Expense
2006	72,949
2007	4,504
2008	4,504
2009	4,504
2010	4,504

Impairment of Long Lived Assets

        The Company evaluates its long-lived assets, including certain identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

        Discrete professional services and other revenues, when sold with subscription and support offerings, are accounted for separately since these services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the delivered elements. The Company's arrangements do not contain general rights of return. Additionally, when professional services are sold with other elements, the consideration from the revenue arrangement is allocated among the separate elements based upon the relative fair value. Professional services and other revenues are recorded as follows: Consulting revenues are recognized upon completion of the contracts that are of short duration (generally less than 60 days) and as the services are rendered for contracts of longer duration.

        In determining whether revenues from professional services can be accounted for separately from subscription revenue, the Company considers the following factors for each agreement: availability from other vendors, whether objective and reliable evidence of fair value exists of the undelivered elements, the nature and the timing of when the agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the client's satisfaction with the other services. If the professional service does not qualify for separate accounting, the Company recognizes the revenue ratably over the remaining term of the subscription contract. In these situations the Company defers the direct and incremental costs of the professional service over the same period as the revenue is recognized.

        Unearned revenue represents payments received or accounts receivable from the Company's clients for amounts billed in advance of subscription services being provided.

        The Company records " Out-of-Pocket' Expenses Incurred ("EITF 01-14"), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the year ended December 31, 2003, 2004 and 2005, reimbursed expenses totaled $775,447, $1,330,854 and $1,436,467, respectively.

Income Taxes

        Kenexa files a consolidated tax return with its subsidiaries for federal tax purposes and on a separate company basis for state tax purposes. Deferred income taxes are provided using the asset and liability method for temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Advertising

        Advertising costs are expensed when incurred. Advertising for the years ended December 31, 2003, 2004 and 2005 were $14,916, $117,350 and $177,688, respectively.

Self-Insurance

        The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management's judgment and historical experience. At December 31, 2004 and 2005, self-insurance accruals totaled $204,811 and $189,969, respectively. Management continuously reviews the adequacy of the Company's stop loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management's estimates.

Concentration of Credit Risk

        Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company's client base and their dispersion across various industries. The clients are concentrated primarily in the Company's U.S. market area. At December 31, 2005, there were no clients that represented more than 10% of the net accounts receivable balance. There were no clients that individually exceeded 10% of the Company's revenues.

        Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. Certain operating cash accounts may exceed the FDIC limits.

401(k) Plan

        The Company sponsors a 401(k) defined contribution plan which is available for participation to all eligible employees. Company contributions to the plan are subject to the board of director's election to make a contribution each year. Company contributions, if elected by the board of directors, are allocated to the participants' accounts based upon the percentage of each participant's contributions to the plan during the given year to the total of all participant contributions. The Company's board of directors did not elect to make a matching contribution for the year ended December 31, 2003. For the years ended December 31, 2004 and 2005 the Company's board of directors elected to make a matching contribution of 50% and 25%of employee contributions, respectively.

Earnings (Loss) Per Share

        The Company follows SFAS 128, "Earnings Per Share." Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company had a net loss available to common shareholders for all periods presented. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at December 31, 2003, 2004 and 2005 were not included in the computation of diluted earnings per share for the years then ended as they were antidilutive. Additionally, at December 31, 2005 and 2004, the Company had 2,517,797 and 396,195 respectively, anti-dilutive shares that were excluded from diluted earnings per share calculation due to their anti-dilutive nature. There were no anti-dilutive shares at December 31, 2003. Loss per share is computed as follows:

	Twelve Months Ended December 31,
	2003	2004	2005
			(unaudited)
Net (loss) income	$(12,182,649)	$(4,092,917)	$6,091,050
Accretion of redeemable class B common stock and redeemable class C common stock	(3,443,136)	1,019,634	41,488,413
Accretion of redeemable series A preferred stock and series B preferred stock	871,852	—	—
Accrued dividends on series A preferred stock and series B preferred stock	1,585,958	—	—

Net (loss) available to common shareholders	$(11,197,323)	$(5,112,551)	$(35,397,363)

Weighted average shares used to compute net loss available to common shareholders per common share—basic and dilutive	6,033,834	5,995,389	11,578,885

Basic and diluted (loss) per share	$(1.86)	$(0.85)	$(3.06)

        The Company has restated all shares to reflect a 0.8-for-1 reverse stock split.

Stock-Based Compensation

        The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation("SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's Class A common stock over the amount an employee or director must pay to acquire this stock. Compensation for equity instruments, such as stock options, granted to non-employees is expensed when issued based on the fair value of the equity instruments issued or the consideration received, whichever is more reliably measured.

        Because the Company accounts for stock options under Accounting Principles Board ("APB") Opinion 25 and no options have been granted with an exercise price below fair market value of the class A common stock at the grant date, prior to December 31, 2003, no compensation cost has been recognized in the financial statements for stock options granted prior to December 31, 2003. Had compensation expense for stock options granted been determined based on the fair value at the grant dates under the provisions of SFAS 123, the Company's pro forma net loss would not have been materially different. The fair value of each option grant is estimated on the date of grant using the

Black-Scholes pricing model, with a risk-free interest rate of 4.6%, volatility of 51.3%, an expected life of 10 years, and no expected dividend yield option.

	2003	2004	2005
Net (loss) income as reported	$(12,182,649)	$(4,092,917)	$6,091,050
Add: stock based employee compensation expense included in reported net income, net of tax	—	213,474	595,772
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	383,397	176,052	1,543,661

Pro forma net (loss) income	$(12,566,046)	$(4,055,495)	$5,143,161

Accretion of redeemable class B common stock, class C common stock, series A preferred stock and series B preferred stock	(2,571,284)	1,019,634	$41,488,413
Accrued dividends on series A preferred stock and series B preferred stock	1,585,958	—	—

Net (loss) available to common shareholders	$(11,580,720)	$(5,075,129)	$(36,345,252)
Basic and diluted (loss) per share as reported:	$(1.86)	$(0.85)	$(3.06)
Pro forma	$(1.92)	$(0.85)	$(3.14)
Weighted average fair value of outstanding options	$3.50	$3.67	$7.95

        On January 20, 2004, the Company granted to certain employees options to purchase an aggregate of 44,800 shares of the Company's Class A common stock at an exercise price of $4.63 and an option to purchase an aggregate of 20,000 shares of the Company's Class A common stock at an exercise price of $4.18 per share. The Company valued the shares at $15 per share and the excess of the underlying Class A common stock fair value over the applicable exercise prices was $681,300. The Company recognized $227,100 of this excess value as compensation expense in the years ended December 31, 2004 and 2005, respectively.

        On January 14, 2005, the Company granted options to certain employees to purchase an aggregate of 117,600 shares of the Company's common stock at an exercise price of $4.63 per share. The Company valued the shares at $15 per share and the excess of the underlying Class A common stock fair value over the exercise price was $1,220,100. The Company recognized $406,700 of this excess value as compensation expense in the year ended December 31, 2005.

        Between June 23, 2005 and December 31, 2005 the Company granted options to certain employees to purchase an aggregate of 796,400 shares of the Company's common stock at a weighted exercise price of $13.17 per share. The Company granted the options at prevailing market prices ranging from $12.05 to $17.72 per share.

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

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial assets and liabilities, including cash, accounts receivable and accounts payable at December 31, 2004 and 2005 approximate fair value of these instruments. Redeemable preferred stock is carried at fair value, based upon redemption requirements. See footnote 9 for further discussion.

Foreign Currency

        The financial position and operating results of the United Kingdom and India operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments were $95,191 and $(124,339) for the years ended December 31, 2004 and 2005, respectively, and are reported in the equity section of the balance sheet. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net loss or gain on foreign currency translations and net income or loss from operations and is presented in the consolidated statement of shareholders deficiency.

Reclassifications

        Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities" or "VIEs"). Variable interest entities within the scope of FIN 46 are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this statement did not have an impact on the Company's financial position, results of operations, or cash flows since the Company currently has no VIEs. In December 2003, the FASB issued FIN 46R with respect to VIEs created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of special purpose entities. The consolidation requirements apply to all special purpose entities in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provision of FIN 46R effective January 1, 2004, and such adoption did not have a material impact on the financial statements since the Company currently has no special purpose entities.

        On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability

(or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments:

  •
  mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

  •
  instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

  •
  obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

        SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 caused the Company to classify $50,518,936 and $58,904,534 of mandatory redeemable preferred stock as liabilities in the years ended December 31, 2003 and 2004 respectively. The Company recorded interest expense on mandatory redeemable preferred stock of $1.7 million, $8.4 million and $3.4 million for the years ended December 31, 2003, 2004, and 2005 respectively. Additionally, we also recorded a charge of $11.2 million in 2003 resulting from a cumulative change in an accounting principle. There was no material effect on the Company's cash flows from the adoption of SFAS No. 150. See Note 9 for further discussion.

        In December 2004, the FASB issued FAS No. 123(R), "Share-Based Payment," an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees effective as of the beginning of its next fiscal year that begins after June 15, 2005. This means that Kenexa will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. Based on the stock options outstanding as of December 31, 2005, the Company will recognize compensation expense, net of taxes, in future Consolidated Statements of Income of approximately $1,885,393 and $1,662,627 in the years ending December 31, 2006 and 2007, respectively. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See "Stock-Based Compensation" earlier in this Note for the pro forma impact that the fair value method would have had on the Company's net income for each of the years ended December 31, 2003, 2004, and 2005.

        In March 2005, the Financial Accounting Standards Board (the FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The provisions of this pronouncement are effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of Interpretation No. 47 to have any material financial statement impact.

        In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

3. Discontinued Operations

        On December 23, 2003, the Company sold its pharmaceutical training division for $3,000,000 in cash for a net gain of $868,812. Included in the sale were accounts receivable of $1,147,622, unbilled receivables of $223,194, unearned revenue of $580,839 and fixed assets with a net book value of $142,474. As a result of this sale, the Company wrote off $597,206 of goodwill associated with prior acquisitions. This write off of goodwill is reflected in the net gain on the sale. The Company did not hold any assets or liabilities related to this division at December 31, 2003 or 2004.

        In 2003, management decided to discontinue the operations of its Technology Solutions Group ("TSG") due to a change in business strategy. The Company recorded a charge of $282,340 for future lease obligations included in discontinued operations. These charges are accruals for future lease obligations related to the abandoned lease space of TSG. The charges are calculated using the discounted present values of future lease payments, net of estimated future sublease amounts.

        In addition to the segregation of operating financial results, assets, and liabilities, Emerging Issues Task Force ("EITF") No. 87-24, "Allocation of Interest to Discontinued Operations," mandates the allocation of interest to discontinued operations in accordance with specific guidelines. The Company is using the permitted allocation method for interest expense on corporate debt, which is based on the ratio of net assets sold or discontinued to the sum of total assets of the consolidated Company plus consolidated debt. Under this method, interest expense of $24,000, $23,000 and $0 for the years ended 2002, 2003 and 2004, respectively was allocated to discontinued operations.

        Transactions related to the pharmaceutical training division and TSG have been reflected in discontinued operations for all periods presented. Revenues and income from consolidated discontinued operations were as follows:

	2003	2004	2005
Discontinued operations
Revenues	$6,046,352	$—	—
Operating expenses	6,578,423	—	—
Accrual for future lease obligations	282,340	—	—
Goodwill	29,389	—	—
Net gain on sale on business unit	868,812	—	—

Income from discontinued operations before tax expense	25,012	—	—
Income tax expense	10,005	—	—

Net income (loss) from discontinued operations	$15,007	—	—

4. Property, Equipment and Software

        A summary of property, equipment and software and related accumulated depreciation as of December 31, 2004 and 2005 is as follows:

	December 31,
	2004	2005
Equipment	$7,451,162	$7,338,423
Software	6,691,923	6,582,875
Office furniture and fixtures	1,034,287	1,175,131
Leasehold improvements	639,099	644,868
Land	—	577,501
Software in development	170,575	846,483

	15,987,046	17,165,281
Less accumulated depreciation	12,311,189	11,578,327

	$3,675,857	$5,586,954

        Equipment, office furniture and fixtures included capital leases totaling $3,634,257 and $2,241,315 at December 31, 2004 and 2005, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $2,534,002 and $2,073,814 for the years ended December 31, 2004 and 2005, respectively.

5. Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	December 31,
	2004	2005
Accrual for discontinued operations*	$178,553	70,654
Accrued professional fees	305,900	259,811
Straight line rent accrual	166,257	199,371
Other taxes payable (non-income tax)	81,725	220,000
Income taxes payable	—	1,084,419
Other liabilities	644,928	342,119

Total other accrued liabilities	$1,377,363	2,176,374

*
In 2003, management decided to discontinue the operations of its Technology Solutions Group due to a change in business strategy. This accrual represents an accrual for future lease obligations as well as expected future losses related to the Technology Solutions Group.

6. Line of Credit

        On December 29, 2005, the Company entered into a Third Amendment and Modification to the Revolving Credit and Security Agreement with PNC Bank, N.A., originally dated July 15, 2003, and as amended on October 10, 2003 and March 22, 2005. The Third Amendment increased the maximum amount available under the credit facility from $10 million to $25 million, including a sublimit of up to $2 million for letters of credit. No amounts were outstanding on the line on December 31, 2005. On January 13, 2006, the Company borrowed $25 million from the credit facility for working capital purposes.

        The Company's borrowings under the credit facility bear interest at tiered rates based upon the ratio of Net Funded Debt to EBITDA as defined in the Third Amendment. The Company may also elect interest rates on its borrowings calculated by reference to LIBOR plus a margin based upon the ratio of its Net Funded Debt to EBITDA ratio. Interest on LIBOR borrowings is calculated on an actual/360 day basis and is paid on the last day of each interest period. LIBOR advances are available for periods of 1,2,3 or 6 months. LIBOR pricing is adjusted for any statutory reserves. The credit facility will terminate on December 31, 2008, at which time all outstanding borrowings must be repaid, and all outstanding letters of credit, if any, must be cash collateralized.

        On July 15, 2003, the Company refinanced its line of credit agreement by entering into a revolving credit and security agreement ("the Revolver") with a new lender. Maximum available borrowings under the Revolver represent the lesser of $10,000,000 or the Borrowing Base, which is defined as 85% of the amount of Eligible Receivables and 75% of the amount of Unbilled Receivables. Based upon these criteria, maximum available borrowings on December 31, 2004 were $3,726,901. No amounts were outstanding on the line of credit on December 31, 2004.

        Borrowings under the Revolver are collateralized by generally all the Company's assets, including a pledge of the capital stock of its subsidiaries. Repayment of amounts outstanding under certain notes payable and all issued or issuable shares of common and preferred stock are subordinated to the rights of the lender under terms of the Revolver. The Revolver contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage.

7. Income Taxes

        The income tax expense (benefit) for the years ended December 31, 2003, 2004, and 2005 consisted of the following:

	December 31,
	2003	2004	2005
Current
Federal	$23,429	$74,725	1,400,867
Foreign	—	84,825	14,817
State and local	19,764	140,605	671,666

Total Current	43,193	300,155	2,087,350

Deferred
Federal	—	(869,380)	(1,119,206)
Foreign	—	—	(270,000)
State and local	—	(153,420)	(107,582)

Total Deferred	—	(1,022,800)	(1,496,788)
Income tax (benefit) expense related to continuing operations	33,188	(722,645)	590,563
Income tax related to discontinued operations	10,005	—	—

Total Income tax provision (benefit)	$43,193	$(722,645)	$590,563

        A reconciliation of the Company's effective income tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2003, 2004 and 2005 is as follows:

	December 31,
	2003	2004	2005
Statutory federal tax rate	(34.0)%	(34.0)%	34.0%
Foreign tax differential	1.2%	2.0%	5.2%
Section 162 Credit	—	—	(2.5)%
Change in accounting principle	31.5%	—	0.0%
Marking to market charge	—	36.3%	17.3%
State income taxes	0.2%	3.1%	10.1%
Officer's life insurance	0.4%	1.0%	0.4%
Other nondeductible expenses	0.3%	1.4%	0.6%
AMT tax	0.2%	1.6%	0.0%
Change in valuation allowance	1.8%	3.0%	(25.7)%
Use of NOL	(1.2)%	(30.1)%	(30.5)%

Income tax expense	0.4%	(15.7)%	8.8%

        Significant components of the Company's net deferred tax assets (liabilities) as of December 31, 2003, 2004 and 2005 were as follows:

	December 31,
	2003	2004	2005
Deferred tax assets
Foreign net operating loss carryforward	$1,267,670	$1,185,308	$1,215,930
Accrued expenses	1,389,520	2,669,512	769,439
Federal and state net operating losses	5,667,624	4,394,210	1,671,879
AMT tax carryforward	—	138,908	—
Unearned revenue adjustment	366,829	1,030,666	1,705,542
Accounts receivable allowance	322,397	185,182	369,527
Other	1,199	3,525	—

Total deferred tax assets	9,015,239	9,607,311	5,732,317

Deferred tax liabilities
Depreciation and amortization	(812,238)	(801,115)	(126,813)
Amortization of intangibles	(1,790,347)	(1,792,706)	(2,139,986)

Total deferred tax liabilities	(2,602,585)	(2,593,821)	(2,266,799)

Net deferred tax asset	$6,412,654	$7,013,490	$3,465,518

Valuation allowance	(6,412,654)	(5,990,690)	(945,930)

Net deferred tax asset	$—	$1,022,800	$2,519,588

        A valuation allowance of $6,412,654, $5,990,690 and $945,930 has been recorded at December 31, 2003, 2004 and 2005, respectively. In 2003 a 100% valuation allowance has been recorded on the basis of uncertainty with respect to the ultimate realization of certain deferred tax assets. In 2004 based upon historical taxable income in 2003 and projected taxable income for 2004 and 2005 the Company reduced its valuation allowance on its net deferred tax assets. At December 31, 2005, the Company has available net operating loss carryforwards from U.S. operations of approximately $4.4 million for federal purposes which expire in the year 2022 and approximately $2.9 million for state purposes which expire in 2005 through 2022 for state purposes. At December 31, 2005, the Company also has available net operating loss carryforwards from foreign operations of approximately $4.9 million with no expiration date. In 2005, the Company reduced its valuation allowance by approximately $5.0 million due to the utilzation of net operating loss carryforwards to offset the increase in income resulting in income tax expense on continuing operations of $0.6 million for the year ended December 31, 2005. In 2004, the Company reduced its valuation allowance by approximately $0.4 million and increased deferred tax assets by approximately $0.6 million as a result of management's determination that it is more likely than not that the Company will realize a portion of the benefits of the federal and state tax assets resulting in an income tax benefit of $0.7 million for the year ended December 31, 2004.

        The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2005, the Company had not provided for federal income tax benefits for cumulative losses of individual international subsidiaries which was $2,326,000 at December 31, 2005. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the com plexities associated with its hypothetical calculation. As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

8. Commitments and Contingencies

Leasing Arrangements

        The Company leases certain of its facilities and equipment under various operating and capital leases. Equipment under capital leases consists primarily of computer equipment and furniture and fixtures. These leases generally have terms of three to five years, bear interest of 9.0% to 13.0% per annum and are collateralized by the underlying equipment. Operating leases primarily consist of leases for office space and equipment. Future minimum lease payments for each of the following five years are:

	Year ended December 31,
	Capital Leases	Operating Leases
2006	$238,512	$2,398,051
2007	155,846	2,099,310
2008	32,455	2,038,372
2009	1,842	1,895,189
2010	767	1,315,998

Total minimum lease payments	429,422	$9,746,920

Less amount representing interest	25,955

Present value of minimum payments under capital leases	403,467
Less current portion	219,233

	$184,234

        Rent expense was $2,161,850, $1,844,014 and $2,111,246 for the years ended December 31, 2003, 2004 and 2005, respectively.

Deferred Compensation

        The Company has an unfunded deferred compensation contract with a former employee shareholder of the Company. Under the terms of the agreement, the former employee shareholder is receiving monthly retirement benefit payments through June 2008. Amounts paid under this plan are payable to the former employee's beneficiaries in the event of his death.

        At December 31, 2004 and 2005 the liability under the deferred compensation plan was $139,467 and $98,679, respectively. The present value of the estimated liability, is included in other liabilities, and is determined by calculating the net present value of the retirement benefits expected to be earned by the former employee shareholder from the effective date of the agreement through retirement date using a discount rate of 8.0%. The interest expense associated with this plan was $12,543 and $9,473 for the years ended December 31, 2004 and 2005, respectively.

Litigation

        On October 31, 2000, Gallup, Inc., which conducts its business under the name The Gallup Organization, filed suit against us in United States District Court for the Eastern District of Pennsylvania seeking unspecified damages and injunctive relief, alleging that we unlawfully raided Gallup's employees and tortiously interfered with Gallup's relationships with former employees and customers, infringed on Gallup's copyrighted survey language and falsely advertised aspects of our employee survey services. In November 2001, the District Court granted our motion to dismiss Gallup's claim that we conducted an unlawful raid of Gallup's employees. In December 2002, the District Court granted our motion for summary judgment on the false advertising claim. In January 2003, the District Court granted our motion for summary judgment on the claims regarding our alleged tortious interference with Gallup's relationships with its former employees and its customers. Gallup did not appeal any of these rulings.

        In November 2004, the District Court granted our motion for summary judgment on the copyright claim. Gallup appealed that ruling to the United States Court of Appeals for the Third Circuit. The United States Court of Appeals has reversed the Judge's summary judgment grant in Kenexa's favor. Trial is now scheduled to commence in this case on December 6, 2005.

        See note no. 14, Subsequent Events, for an update on the Gallup matter.

        The Company is a party to certain legal actions arising in the ordinary course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

9. Shares Subject to Mandatory Redemption

Mandatory Redeemable Preferred Stock

Rollforward of Shares

        The Company's mandatory redeemable preferred shares issued remained the same during the years ended December 31, 2003, 2004, and 2005 and were converted to the Company's Class A common stock during the Company's initial public offering as follows:

	Mandatory Redeemable
	Preferred Stock
	Series A	Series B
Balance, December 31, 2002	29,953	12,042

Balance, December 31, 2003	29,953	12,042

Balance, December 31, 2004	29,953	12,042
Conversion to Class A common stock	(29,953)	(12,042)

Balance, December 31, 2005	—	—

        No shares were repurchased during this period. Effective with the Company's initial public offering on June 29, 2005 these shares were converted into 1,858,376 shares of common stock.

        Upon the adoption of SFAS No. 150, effective July 1, 2003 as discussed in Note 2, the Company transferred its preferred stock previously presented in the equity section of the balance sheet to the long term liability section of the Consolidated Balance Sheet. Also, effective July 1, 2003, dividends accrued on mandatory redeemable preferred stock and any accretion of mandatory redeemable preferred stock to redemption value have been classified as interest expense on the Consolidated Statement of Operations. In 2003, 2004 and 2005 the interest expense related to accrued dividends on preferred stock was $1,667,351, $3,490,714, and $1,817,233 respectively. In 2003, 2004 and 2005 interest expense related to the accretion of preferred stock was $11,233,392, $4,894,884 and $1,578,836, respectively. The $11,233,392 of accretion in 2003 is reflected as a Cumulative Effect of Change in Accounting Principle on the Consolidated Statement of Operations.

        At December 31, 2003 and 2004, the Company had 30,000 and 12,042 authorized shares of Series A and B preferred stock, respectively. The Series A and B preferred stock both have a stated value of $1,000 per share and accrue dividends at 6% and 8% per annum, respectively, compounded quarterly. The Series A and B preferred stock are on a pari pasu basis with each other and senior to all classes of common stock with respect to payment of dividends. The Series A preferred stock has preferential rights in the event of liquidation over all other classes of preferred or common stock. The Series A and B preferred stock are mandatory redeemable upon the earlier of August 12, 2006 or occurrence of a Realization Event. A Realization Event is defined as (a) the consummation of a qualified public offering of the Company's common stock or; (b) the consummation of a sale transaction involving the Company. Each Series A and B preferred shareholder is entitled, except for the election of directors, to a number of votes equal to the preferred share participation factor multiplied by the number of preferred shares owned. The participation factors for the Series A and B preferred are 9.3336 and 20.1072, respectively, and are subject to adjustment for anti-dilution events.

        The redemption price of each share of Series A and B preferred is based upon the fair market value of a share of Class A common on the redemption notice date multiplied by the participation factor, plus the stated value of $1,000 per share and all accrued and unpaid dividends. The aggregate redemption price on August 12, 2006 for the Series A preferred stock was estimated at $41.6 million, $45.6 million and $51.9 million at December 31, 2003, 2004 and March 31, 2005 respectively, based upon the estimated fair market value of the Class A common on these respective dates. The aggregate redemption price on August 12, 2006 for the Series B preferred stock was estimated at $18.6 million, $19.5 million and $20.8 million at December 31, 2003, 2004 and March 31, 2005, respectively, based upon the estimated fair market value of the Class A common on these respective dates. The Company is accreting to the estimated redemption value of the Series A and B preferred stock through August 12, 2006 and will continue to re-measure these values at each balance sheet date and adjust the aggregate accretion accordingly. The aggregate redemption value will fluctuate based upon a number of factors including, but not limited to, the number of Series A and B preferred shares outstanding at the balance sheet date and changes in the estimated fair value of the Class A common. At December 31, 2003, 2004 and March 31, 2005, the aggregate carrying value of the Series A preferred stock reflected in the accompanying consolidated balance sheet was $35,470,947, $41,726,580 and $48,594,492, respectively, which included accretion and cumulative accrued and unpaid dividends. The Company recorded $9,969,765, $4,040,056 and $6,301,904 of accretion for the Series A preferred stock at December 31, 2003, 2004 and March 31, 2005, respectively. Cumulative accrued and unpaid dividends for the Series A preferred stock were $5,665,310, $7,880,887 and $8,446,894, respectively, at December 31, 2003, 2004 and March 31, 2005. At December 31, 2003, 2004 and March 31, 2005, the aggregate carrying value of the Series B preferred stock reflected in the accompanying consolidated balance sheet was $15,047,989, $17,177,954 and $18,844,002, respectively, which included accretion and cumulative accrued and unpaid dividends. The Company recorded $2,135,478, $1,275,137 and $1,336,436 of accretion for the Series B preferred stock at December 31, 2003, 2004 and March 31, 2005, respectively. Cumulative accrued and unpaid dividends for the Series B preferred stock were $3,146,673, $4,421,810 and $4,751,620, respectively, at December 31, 2003, 2004 and March 31, 2005.

10. Redeemable Common Stock

Rollforward of Shares

        The Company's redeemable common shares issued and outstanding at December 31, 2003 and 2004 were converted to the Company's Class A common stock during the Company's initial public offering as follows:

	Common Shares
	Redeemable
	Class B	Class C
Balance, December 31, 2002	54,479	1,526,813

Balance, December 31, 2003	54,579	1,526,813

Balance, December 31, 2004	54,579	1,526,813
Conversion to Class A common stock	(54,579)	(1,526,813)

Balance, December 31, 2005	—	—

        No shares were repurchased during this period. Effective with the Company's initial public offering on June 29, 2005 these shares were converted into 9,439,942 shares of common stock.

Class B Redeemable Common Stock

        At December 31, 2003 and 2004, the Company had 200,000 authorized shares of Class B redeemable common with 54,479 shares issued and outstanding at December 31, 2003 and 2004. Class B redeemable common shares are mandatorily convertible upon occurrence of a Realization Event prior to August 12, 2006. Each Class B redeemable common shareholder is entitled to a number of votes equal to the number of shares of Class A common into which the Class B redeemable shares are convertible, except for the election of directors. Two of the Class B redeemable common shareholders have the right to designate two of the Company's directors.

        The aggregate redemption price on August 12, 2006 for outstanding shares of Class B redeemable common was estimated at zero, and $7.6 million at December 31, 2003 and 2004, respectively, based upon the estimated fair market value of the Class A common on these respective dates. The actual redemption price, on the date of conversion to Class A common, based upon the actual fair value of the Company's initial offering price was $26.2 million. The Company recorded ($1,454,424), $1,544,534 and 20,858,768 of accretion for the Class B redeemable common at December 31, 2003, 2004 and 2005, respectively.

Class C Redeemable Common Stock

        At December 31, 2003 and 2004, the Company had 2,000,000 authorized shares of Class C redeemable common with 1,526,813 shares issued and outstanding. At December 31, 2003 and 2004, the Class C redeemable common shares were convertible into Class A common shares upon election by the holder by dividing $14.08 by the Class C conversion factor of 14.08, subject to adjustment for anti-dilution events. The Class C redeemable common redemption price is equivalent to the fair market value of one share of Class A common multiplied by the number of shares of Class A common into which the Class C shares are convertible. The Company's Board of Directors has discretion over whether this redemption is in cash or through issuance of a two-year interest bearing promissory note. Each Class C redeemable common shareholder is entitled to a number of votes equal to the number of shares of Class A common into which the Class C shares are convertible, except for the election of directors.

        The 2001 Private Placement included a contingency requiring the Company to issue up to 218,683 additional shares of Class C redeemable common to certain investors if the Company did not repurchase at least an aggregate of $5.9 million shares of Series A preferred and Class C redeemable common from the Bridge Note investors by June 16, 2001. The Company did not meet this requirement since only $2.4 million of Series A preferred and Class C redeemable common shares were repurchased by this date. In October 2002, the Company issued 129,006 shares of Class C redeemable common to the 2001 Private Placement investors to satisfy this obligation.

        The aggregate redemption price on August 12, 2006 for outstanding shares of Class C redeemable common was estimated at zero and $4.3 million at December 31, 2003 and 2004, respectively, based upon the estimated fair market value of the Class A common on these respective dates. The actual redemption price, on the date of conversion to Class A common, based upon the actual fair value of the Company's initial offering price was $25.2 million. At December 31, 2003, 2004 and 2005, the aggregate carrying value of the Class C redeemable common reflected in the accompanying consolidated balance sheets was $5,095,975, $4,571,075 and $0, respectively, which included negative accretion of $1,988,712, $524,900 and positive accretion of $20,629,645, respectively.

11. Equity

Rollforward of Shares

        The Company's common shares issued and repurchased during the years ended December 31, 2004 and 2005 are as follows:

	Common Shares
	Class A	Class A Treasury
Balance, December 31, 2003	7,982,628	(1,948,794)
Repurchase of shares	—	(461,344)

Balance, December 31, 2004	7,982,628	(2,410,138)
Repurchase of shares	—	(411,760)
Shares from initial public offering	5,750,000	—
Shares from Class B, C and preferred stock conversion	6,137,249	—
Class C warrant exercises	396,195	—
Stock option exercises	14,870	—
Retirement of treasury shares to authorized but unissued	(2,821,898)	2,821,898

Balance, December 31, 2005	17,459,044	—

        Refer to the accompanying consolidated statements of shareholders' equity and this note for further discussion.

Stock and Voting Rights

Undesignated Preferred Stock

        The Company has 100,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at December 31, 2004 or 2005. These shares have preferential rights in the event of liquidation and payment of dividends.

Class A Common Stock

        At December 31, 2004 and 2005, the Company had 100,000,000 authorized shares of Class A common. At December 31, 2004 and 2005 Class A common shares of 5,572,490 and 17,459,044, respectively were outstanding, net of treasury stock discussed below. Each share of Class A common has one-for-one voting rights.

Treasury Stock

        During the year ended December 31, 2004 the board of directors granted management the authority to repurchase up to 800,000 shares of Class A common stock at $1.25 per share. As of December 31, 2004, the Company repurchased 461,344 shares of Class A common stock from former employees.

        Pursuant to ratification from our Board of Directors, 2,821,898 of our treasury shares with a cost of $9,286,664 were restored to authorized but unissued Common stock. During the year ended December 31, 2005 the board of directors granted management the authority to repurchase up to 873,114 shares of Class A common stock at $1.25 per share. Through the date our treasury shares were restored to authorized but unissued, the Company repurchased 873,104 shares of Class A common stock from former employees under this repurchase plan.

Shareholder Agreements

        All shareholders have entered into shareholder agreements that define and provide for, among other things, the purchase, sale and transfer of shares in accordance with the agreements. Certain employees have purchased shares of common stock using notes. These employees elected to purchase shares in accordance with provisions under the stock purchase agreement that permitted an initial 25% cash payment at the time of purchase with the remainder due in equal annual installments each anniversary date during the next three years. The subscriptions bear no interest to the employee. The unpaid portion of subscriptions receivable has been classified as contra-equity, notes receivable for Class A common stock in the accompanying consolidated balance sheets.

12. Options and Warrants

Stock Option Plan

        During 2000, the Company adopted a stock option plan agreement that provides for granting of stock options to employees and directors at the discretion of the Company's Board of Directors (the "Option Plan"). The Company has an aggregate of 2,149,640 shares of Class A common authorized for granting of stock options under the Option Plan. The total options available for issuance as of December 31, 2004 were 1,444,387. The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company. Vesting of stock options granted under the Option Plan generally occurs on the third anniversary date from the date of grant. Unexercised stock options expire 90 days after an employee's termination.

        A summary of the status of the Company's stock options as of December 31, 2003, 2004 and 2005 and changes during the years then ended is as follows:

		Options Outstanding		Options Exercisable
	Shares Available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance, December 31, 2002	1,241,048	908,592	$11.84	—	$—
Granted at market	—	—	—	—	—
Forfeited	78,070	(78,070)	11.03	—	—

Balance, December 31, 2003	1,319,118	830,522	$11.95	570,659	$10.96
Granted at market	(64,800)	64,800	4.49	—	—
Forfeited	190,069	(190,069)	11.85

Balance, December 31, 2004	1,444,387	705,253	$11.29	554,013	$11.63

Additional authorized shares	2,693,270	—	—	—	—
Granted at market	(796,400)	796,400	13.18	—	—
Granted below market	(117,600)	117,600	4.63	—	—
Exercised	—	(14,870)	9.92	—	—
Forfeited	42,202	(42,202)	11.90	—	—

Balance, December 31, 2005	3,265,859	1,562,181	$11.74	638,781	$12.08

        The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding
		Weighted Average Remaining Contract Life (Years)		Options Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.54 - $ 5.32	322,330	6.66	$4.59	139,930	$4.62
$10.63 - $12.40	615,000	9.45	$12.05	40,000	$12.05
$12.41 - $14.18	192,521	5.63	$14.07	192,521	$14.07
$14.18 - $15.95	290,330	5.42	$14.55	266,330	$14.57
$15.96 - $17.72	142,000	4.96	$17.72

$ 3.54 - $17.72	1,562,181	7.24	$11.74	638,781	$12.08

        In January 2004, the Company granted options to certain employees to purchase 20,000 and 44,800 shares of our Class A common stock at exercise prices of $4.18 and $4.63 respectively. In January 2004, the Company valued the Class A common stock at $15 per share and the excess of the underlying Class A common stock fair value over the options exercise price was $681,300. The Company recognized $227,100 of this excess value as compensation expense in the year ended December 31, 2004 and 2005.

        On January 14, 2005, the Company granted options to certain employees to purchase an aggregate of 117,600 shares of the Company's Class A common stock at an exercise price of $4.63 per share. On January 14, 2005 the Company valued the Class A common stock at $15 per share and the excess of the underlying Class A common stock fair value over the options exercise price was $1,220,100. The Company recognized $406,700 of this excess value as compensation expense in the year ended December 31, 2005. Total compensation expense recognized was $227,100 and $633,800 for the year ended December 31, 2004 and 2005 respectively in connection with options granted in January 2004 and January 2005.

        Between June 23, 2005 and December 31, 2005 the Company granted options to certain employees to purchase an aggregate of 796,400 shares of the Company's common stock at a weighted exercise price of $13.18 per share. The Company granted the options at prevailing market prices ranging from $12.05 to $17.72 per share.

Warrants

        Warrants outstanding at December 31, 2005 and a general description of their terms are as follows:

Warrant Class	Class of Shares Entitled to Purchase	Number of Shares Entitled to Purchase	Exercise Price	Expiration Date
Class B	Class A	622,542	$20.88	12/16/2006
Class D	Class A	158,480	$4.18	12/16/2006
Class E	Class A	13,120	$20.88	12/16/2006

        Class B, D and E warrants are currently exercisable and expire on December 16, 2006. The holders of the Class D warrants also have the ability to require the Company to repurchase these warrants at the Put Price, as defined by the warrant agreements, on or after August 12, 2006 if a

Realization Event has not occurred. In connection with the 2001 Private Placement, the Class D warrant agreements were amended to only permit redemption of these warrants if all outstanding Series A preferred shares had been redeemed.

        Pursuant to the initial public offering all of the Class C warrants to purchase 396,195 shares of Class A common were converted into Class A common shares and 396,195 Class A warrants were terminated. Additionally, the Class D warrant put feature expired.    Following the conversion and termination of warrants, the Company had 794,142 warrants outstanding with an average exercise price of $17.54 as of December 31, 2005.

        All outstanding warrants are subject to anti-dilution provisions and correspondingly their exercise and conversion prices will be adjusted for occurrence of certain events, as defined, including changes in shares, options and warrants issued and currently outstanding. In connection with the 2001 Private Placement, all outstanding warrant agreements were amended to permit the issuance of shares in connection with this transaction without triggering the anti-dilution provisions of these agreements.

        The fair value of the warrants are immaterial for all years presented.

13. Related Party

        The Company's CEO served on the Board of Directors of a software development consulting company that provided services to the Company during the years ended December 31, 2003 and 2004 in connection with software being developed for sale. In 2004, the Company's CEO resigned from the Board of Directors for this company. Payment for these services aggregated $1,153,906 and $83,800 for the years ended December 31, 2003 and 2004, respectively, and is included in software or construction in progress in property and equipment and in prepaid expense in the accompanying consolidated balance sheets. In 2003, the Company terminated its agreement with the software development consulting company. The Company paid $215,000 for perpetual licenses in accordance with the termination agreement. This amount is being amortized over three years. The Company's CEO did not receive any cash compensation during 2003, 2004, or 2005 for his participation on the Board of Directors of the software development consulting company.

        One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the years ended December 31, 2003, 2004 and 2005 the Company paid Pepper Hamilton LLP net of insurance coverage $99,962, $39,203 and $1,057,729, respectively, for general legal matters. The increase in payments to Pepper Hamilton LLP resulted from services performed in conjunction with our initial public offering, our acquisition of Scottworks and Webhire, Inc. and other corporate matters.

14. Subsequent Events

        On January 13, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., and Kenexa Acquisition Corp., a wholly-owned subsidiary of Kenexa Technology (collectively "Kenexa"), completed its Agreement and Plan of Merger with Webhire, Inc.("Webhire"), for $34.4 million. The total cost of the acquisition including estimated legal, accounting, and other professional fees of $.5 million will approximate $34.9 million.

        The company acquired all assets and liabilities of Webhire, subject to a working capital adjustment as defined in the Agreement, which will be finalized not later than ninety days after the close. The purchase price of $34.4 million was paid through existing cash of which $1.7 million or 5% has been deposited into escrow to cover any claims for indemnification made by the Kenexa against Webhire under the Agreement and Plan of Merger. Assuming there are no indemnification claims, this amount will be released to Webhire on or about January 13, 2007. The strategic rationale for acquiring Webhire included expanding Kenexa's market opportunity and product suite, broadening Kenexa's vertical market specialization and increasing Kenexa's customer base through cross-sales to Webhire's customers.

        The following amounts represent adjustments related to the acquisition of the assets of Webhire under the purchase method of accounting. The total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed based upon management's best estimates of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. The preliminary estimated purchase price is allocated as follows and is for illustrative purposes only:

Description	Amount	Amortization period
Assets Acquired
Cash and Short-term Investments	$2,403,361
Accounts Receviable	2,108,814
Prepaid Expenses and other Current Assets	461,554
Property & Equipment	623,145
Other Assets	208,625
Trademark/Tradename, Service Marks & Domain Name	20,000	Indeterminable
Customer Lists	1,030,666	22 years
Internally Developed Software	876,936	3 years
Goodwill	34,619,485	Indeterminable
Less: Liabilities Assumed
Notes Payable	25,550
Capital Lease Obligations	173,610
Accounts Payable	293,782
Accrued Expenses	1,415,792
Other Liabilities	226,073
Deferred Revenue	5,313,091

Total Cash Purchase Price	$34,904,688

        On January 27, 2006 the Company and Gallup settled the outstanding claim and entered into a confidential settlement agreement. On January 30, 2006, the Court entered a consent order relating to the settlement. The terms of the settlement will not have a material adverse effect on the results of operations or financial position.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A.    Controls and Procedures.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        In connection with this evaluation, our management identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        We incorporate herein by reference the information contained under the captions "Board of Directors", "Structure and Practices of the Board of Directors, "Executive Officers and Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to be filed by us in connection with our 2006 annual meeting of shareholders with the Securities and Exchange Commission within 120 days after the end of the year covered by this Report (the "Proxy Statement").

        We have adopted a written code of business conduct and ethics, known as our Corporate Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Corporate Code of Business Conduct and Ethics is available on our internet website, www.kenexa.com. Any amendments to our Corporate Code of Business Conduct and Ethics or waivers from the provisions of the Corporate Code of Business Conduct and Ethics for our principal executive officer and our principal financial and accounting officer will be disclosed on our internet website within five business days following the date of such amendment or waiver.

ITEM 11.    Executive Compensation

        We incorporate herein by reference the information contained under the captions "Executive Officers and Executive Compensation" in the Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We incorporate herein by reference the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statements.

Equity Compensation Plan Information (as of December 31, 2005)

Plan Category	Number of Securities to be issued upon exercise	Weighted-average exercise price	Securities available for future issuance under equity compensation plans
Equity Compensation Plans approved by shareholders	791,000	$13.18	3,265,859
Equity Compensation Plans not approved by shareholders	771,181	$10.26	0

        All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by our shareholders.

ITEM 13.    Certain Relationships and Related Transactions

        We incorporate herein by reference the information contained under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services

        We incorporate herein by reference the information contained under the caption "Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

ITEM 15.    Index to Consolidated Financial Statements.

          (a)   Documents filed as part of this report:

            1.     Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

            2.     Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.

            3.     Exhibits. See (b) below.

          (b)   Exhibits:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of December 21, 2005, among Kenexa Corporation, Kenexa Technology, Inc., Kenexa Acquisition Corp., Webhire, Inc., and Gazaway L. Crittenden, solely as the representative of the Equityholders (incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K dated December 22, 2005)
3.1
Amended and Restated Articles of Incorporation of Kenexa Corporation (incorporated by reference to Exhibit 3.3 filed with Amendment No. 2 to the Company's Registration Statement on Form S-1 dated June 6, 2005, Registration No. 333-124028)
3.2
Amended and Restated Bylaws of Kenexa Corporation (incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
4.1
Form of Specimen Common Stock Certificate of Kenexa Corporation (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company's Registration Statement on Form S-1 dated June 20, 2005, Registration No. 333-124028)
4.2
Form of Amended and Restated Class B Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.4 filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)
4.3
Form of Amended and Restated Class D Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.5 filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)
4.4
Form of Amended and Restated Class E Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.6 filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)
10.1*	Kenexa Corporation 2000 Stock Option Plan
10.2*	Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan
10.3*	Kenexa Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.4*
Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Director) (incorporated by reference to Exhibit 10.4 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.5*
Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.5 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.6
Investor Agreement dated April 8, 2005 among Kenexa Corporation and certain shareholders (incorporated by reference to Exhibit 10.7 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028) of Kenexa Corporation

10.7
Agreement Among Certain Management Shareholders dated April 8, 2005 among Kenexa Corporation and the investors named therein (incorporated by reference to Exhibit 10.8 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.8
Second Amended and Restated Registration Rights Agreement, dated March 29, 2001 (incorporated by reference to Exhibit 10.9 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.9
Agreement of Lease between Liberty Property Limited Partnership and Raymond Karsan Associates dated July 1, 1996 (incorporated by reference to Exhibit 10.10 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.10
First Amendment to Agreement of Lease dated August 14, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.11 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.11
Second Amendment to Agreement of Lease dated November 8, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.12 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.12
Revolving Credit and Security Agreement dated July 15, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.13 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.13
First Amendment and Waiver to Revolving Credit and Security Agreement dated October 10, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.14 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.14
Second Amendment and Modification to Loan and Security Agreement dated March 22, 2005 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.15 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.15
Third Amendment and Modification to the Revolving Credit and Security Agreement dated December 29, 2005 between Kenexa Technology, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 filed with the Company's Current Report on Form 8-K dated December 30, 2005)
10.16
Guaranty dated July 15, 2003 by Kenexa Corporation in favor of PNC Bank, National Association 1996 (incorporated by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.17
Form of Indemnification Agreements between Kenexa Corporation and each of its directors and certain officers 1996 (incorporated by reference to Exhibit 10.23 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
21.1	Subsidiaries of Kenexa Corporation (incorporated by reference to Exhibit 21.1 filed with the Company's Registration Statement on Form S-1 dated January 31, 2006, Registration No. 333-131409)
23.1	Consent of BDO Seidman, LLP
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Annual Report on Form 10-K.

          (c)   Financial Statement Schedules. None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENEXA CORPORATION
	By:	/s/ NOORUDDIN S. KARSAN
		Name:	Nooruddin S. Karsan
		Title:	Chairman of the Board and Chief Executive Officer
Date: February 22, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2006.

Signature	Title

/s/ NOORUDDIN S. KARSAN Nooruddin S. Karsan	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)
/s/ DONALD F. VOLK Donald F. Volk	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ BARRY M. ABELSON Barry M. Abelson	Director
/s/ ELLIOT H. CLARK Elliot H. Clark	Director
/s/ BILL L. ERICKSON Bill L. Erickson	Director
/s/ JOSEPH A. KONEN Joseph A. Konen	Director

/s/ JOHN A. NIES John A. Nies	Director
/s/ RICHARD J. PINOLA Richard J. Pinola	Director
/s/ JOHN C. RUTHERFORD John C. Rutherford	Director

EXHIBIT INDEX

Exhibit Number	Description of Document
23.1	Consent of BDO Seidman, LLP
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. Business
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments.
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 6. Selected Financial Data.
SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Kenexa Corporation and Subsidiaries Consolidated Balance Sheets
Kenexa Corporation and Subsidiaries Consolidated Balance Sheets (Continued)
Kenexa Corporation and Subsidiaries Consolidated Statements of Operations
Kenexa Corporation and Subsidiaries Consolidated Statements of Cash Flows
Kenexa Corporation and Subsidiaries Consolidated Statements of Cash Flows Supplemental disclosures of cash flow information
Kenexa Corporation and Subsidiaries Notes to Consolidated Financial Statements
  ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  ITEM 9A. Controls and Procedures.
  ITEM 9B. Other Information.
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
  ITEM 15. Index to Consolidated Financial Statements.
SIGNATURES
EXHIBIT INDEX