Form 10-Q
period 2006-03-31
KENEXA CORP
filed 2006-05-12
CIK 1114714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Yes  ☐   No  ☒

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

On May 11, 2006, 20,246,165 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries

FORM 10-Q

Quarter Ended March 31, 2006

Table of Contents

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
Consolidated Balance sheets as of March 31, 2006 and December 31, 2005
Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005
Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005
Notes to Consolidated Financial Statements
1. Organization
2. Summary of Significant Accounting Policies
3. Property, Equipment and Software
4. Other Accrued Liabilities
5. Line of Credit
6. Commitments and Contingencies
7. Equity
8. Related Party
9. Acquisition
Item 2: Management’s Discussion and Analysis of Financial Concern and Risks of Operations
1.Overview
2. Recent Events
3. Sources of Revenue
4. Key Performance Indicators
5. Results of Operations:
Three months ended March 31, 2006 compared to three months ended March 31, 2005
6. Liquidity and Capital Resources
Item 3: Quantitative and Qualitative Disclosures about Market Research
Item 4: Controls and Procedures
PART 2: OTHER INFORMATION
Item 1: Legal Proceedings
Item 2: Unregistered Sales of Equity Securities and Use of proceeds
Item 3: Defaults upon senior Securities
Item 4: Submission of matters to a vote of security holders
Item 5: Other Information
Item 6: Exhibits
Signatures
Exhibit Index

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

Kenexa Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$79,481	$43,499
Accounts receivable, net of allowance for doubtful accounts of $526 and $447	12,188	10,306
Unbilled receivables	775	312
Deferred income taxes	8,129	2,519
Prepaid expenses and other current assets	3,173	2,134
Total current assets	103,746	58,770
Property and equipment, net of accumulated depreciation	5,871	4,737
Software, net of accumulated depreciation	1,451	850
Goodwill	38,358	8,815
Intangible assets, net of accumulated amortization	1,154	125
Deferred financing costs, net of accumulated amortization	137	50
Other assets	673	552
Total assets	$151,390	$73,899

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,966	$2,306
Notes payable, current	96	95
Commissions payable	928	834
Other accrued liabilities	3,229	2,177
Accrued compensation and benefits	4,876	4,590
Deferred revenue	16,164	12,588
Capital lease obligations	268	219
Total current liabilities	28,527	22,809
Capital lease obligations, less current portion	179	185
Notes payable, less current portion	84	108
Other liabilities	43	55
Total liabilities	28,833	23,157

Shareholders’ equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 20,200,126 and 17,459,044 shares issued, respectively	202	174
Additional paid-in capital	164,623	97,140
Deferred compensation	—	(1,040)
Notes receivable for common stock	(90)	(120)
Accumulated other comprehensive loss	(75)	(30)
Accumulated deficit	(42,103)	(45,382)
Total shareholders’ equity	122,557	50,742
Total liabilities and shareholders’ equity	$151,390	$73,899

See accompanying notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	March 31,
	2006	2005
Revenue
Subscription revenue	$17,593	$10,871
Other revenue	5,422	3,461
Total revenue	23,015	14,332
Cost of revenue (exclusive of depreciation, shown separately below)	6,354	4,060
Gross profit	16,661	10,272
Operating expenses:
Sales and marketing	5,728	3,603
General and administrative	5,287	3,313
Research and development	1,536	1,120
Depreciation and amortization	722	552
Total operating expenses	13,273	8,588

Income from operations before income taxes and interest expense	3,388	1,684
Interest (income) expense	(120)	12
Interest on mandatory redeemable shares	—	8,534
Income (loss) from operations before income tax	3,508	(6,862)
Income tax expense on operations	229	40
Net income (loss)	$3,279	$(6,902)
Accretion of redeemable class B common shares and class C common shares	—	2,797
Net income (loss) available to common shareholders	$3,279	$(9,699)

Basic net income (loss) per share to common shareholders	$0.18	$(1.88)
Weighted average shares used to compute net income (loss) to common shareholders per common share – basic	18,217,945	5,169,870

Diluted net income (loss) per share to common shareholders	$0.17	$(1.88)
Weighted average shares used to compute net loss available to common shareholders per common share - diluted	18,952,231	5,169,870

See accompanying notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months ended March 31,
	2006	2005

Cash flows from operating activities
Net income (loss)	$3,279	$(6,902)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	722	562
Share-based compensation	572	158
Excess tax benefits from share-based payment arrangements	(361)	—
Amortization of deferred financing fees	32	22
Bad debt expense	4	34
Accrued interest on mandatory redeemable preferred stock	—	8,534
Deferred taxes	(937)	—
Changes in assets and liabilities
Accounts and unbilled receivables	(241)	(105)
Prepaid expenses and other current assets	(588)	(55)
Other assets	87	15
Accounts payable	(42)	(673)
Accrued compensation and other accrued liabilities	29	63
Commissions payable	94	136
Deferred revenue	(1,737)	(1,078)
Other liabilities	(11)	39
Net cash provided by operating activities	902	750

Cash flows from investing activities
Purchases of property and equipment	(879)	(328)
Acquisition, net of cash acquired	(32,069)	—
Net cash used in investing activities	(32,948)	(328)

Cash flows from financing activities
Repayments of notes payable	(49)	—
Repurchase of common shares	—	(515)
Collections of notes receivable	30	—
Excess tax benefits from share-based payment arrangements	361	—
IPO Costs	—	(157)
Net proceeds from follow-on offering of common stock	67,333	—
Deferred financing costs	(119)	(13)
Net proceeds from option exercises	694	—
Repayments of capital lease obligations	(174)	(75)
Net cash (used in) provided by financing activities	68,076	(760)

Effect of exchange rate changes on cash and cash equivalents	(48)	—
Net increase (decrease) in cash and cash equivalents	35,982	(338)
Cash and cash equivalents at beginning of year	43,499	9,494

Cash and cash equivalents at end of year	$79,481	$9,156

See accompanying notes to consolidated financial statements.

	Three Months ended March 31,
	2006	2005

Supplemental disclosures of cash flow information

Cash paid during the year for:
Interest expense	$344	$20
Income taxes	$965	$90

Non-cash investing and financing activities
Capital lease obligations	$56	$—
Notes receivable applied to accrued bonus	—	$151
Accretion of class B common stock and class C common stock to redemption value	—	$2,797

See accompanying notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

All amounts are in thousands, except share and per share amounts, unless noted otherwise.

1. Organization

Kenexa Corporation and its subsidiaries (collectively the “Company”) commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Between 1994 and 1998, the Company acquired 15 businesses that enabled it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

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

2. Summary of Significant Accounting Policies

The accompanying financial statements for the three months ended March 31, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three months ended March 31, 2006 and 2005 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or eliminated. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance, taxes and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with the internet hosting arrangements. These costs are deferred over the implementation period, typically three to four months, and are expensed ratably over the subscription period, typically one to three years. These amounts aggregated $1,089 and $1,004 at December 31, 2005 and March 31, 2006, respectively. The current portion of these deferred costs of $979 and $876 at December 31, 2005 and March 31, 2006, respectively, and are included in other current assets. The noncurrent portion of $110 and $128 at December 31, 2005 and March 31, 2006, respectively, are included in other assets in the accompanying consolidated balance sheets.

Software Developed for Service Transactions

In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, the Company applies AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this report.

The Company capitalized software costs for the three months ended March 31, 2006 of $1,253. Amortization of capitalized internal-use software costs for the three months ended March 31, 2006 was $276.

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

The Company records ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the December 15, 2001 effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the three months ended March 31, 2006, reimbursed expenses totaled $264.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management’s judgment and historical experience. At December 31, 2005 and March 31, 2006, self-insurance accruals totaled $190 and $303, respectively. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries. The clients are concentrated primarily in the Company’s U.S. market area. At March 31, 2006, there were no clients that represented more than 10% of the net accounts receivable balance. There were no clients that individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. Certain operating cash accounts may exceed the FDIC limits.

Recent Accounting Pronouncements

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition

In March 2005, the Financial Accounting Standards Board (the FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations , an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations . This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of this pronouncement are effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of Interpretation No. 47 to have any material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments. The FASB required the provisions of SFAS 123R be adopted for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R for public companies. In accordance with this rule, we adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. We did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123R.

We expect the application of the expensing provisions of SFAS 123R will result in a pretax expense of approximately $2.3 million in 2006. Based on the same assumptions used to value our 2006 compensation expense, we estimate our pretax expense associated with our stock-based compensation plans will approximate $2.1 million in 2007 and $1.5 million in 2008.

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to provide an alternative approach of accounting for the tax effects of employee share-based awards. We have elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123(R).

Earnings (Loss) Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company had net income available to common shareholders for the period ended March 31, 2006 and a net loss available to common shareholders for the period ended March 31, 2005. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at March 31, 2005 were not included in the computation of diluted earnings per share for the period then ended as they were antidilutive. Income (loss) per share is computed as follows:

	Three Months Ended March 31,
	2006	2005

Net income (loss)	$3,279	$(6,902)
Accretion of redeemable class B common stock and redeemable class C common stock	—	2,797

Net income (loss) available to common shareholders	$3,279	$(9,699)

Weighted average shares used to compute net income (loss) available to common shareholders per common share - basic	18,217,945	5,169,870

Effect of dilutive stock options and warrants	734,286	—

Weighted average shares used to compute net income (loss) available to common shareholders per common share – diluted	18,952,231	5,169,870

Basic net income (loss) per share to common shareholder	$0.18	$(1.88)

Diluted net income (loss) per share to common shareholder	$0.17	$(1.88)

Stock-Based Compensation

The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Company’s Board of Directors (the “Board”) in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options to employees and directors at the discretion of the Board or a committee of the Board. The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). As of March 31, 2006, there were options to purchase 1,614,958 shares of common stock outstanding under the 2000 Option Plan. The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan. As of March 31, 2006, there were a total of 3,149,579 shares of common stock not subject to outstanding options and available for issuance under the 2005 Option Plan.. The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company. Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan expire on the tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant. . Unexercised stock options may expire not more than 90 days after an employee’s termination.

On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006. Upon adoption we will continue to recognize the cost of previously granted share-based awards under the straight-line basis and anticipate that we will recognize the cost for new share-based awards on a straight-line basis over the requisite service period.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2005 and 2006, the fair value of each grant was estimated using the Black-Scholes valuation model. Expected volatility was based upon a weighted average of peer companies, comparable indices, and the Company’s stock volatility. The expected life was determined based upon an average of the contractual life and vesting period of the options. The estimated forfeiture rate was based upon an analysis of historical data. The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant. The following table provides the assumptions used in determining the fair value of the stock-based awards for the three months ended March 31, 2006 and March 31, 2005, respectively.

	March 31, 2005	March 31, 2006
Expected volatility	51.3%	39.5%
Expected dividends	0	0
Expected term (in years)	10	4
Risk-free rate	4.5%	4.7%

A summary of the status of the Company’s stock options as of December 31, 2005 and March 31, 2006 and changes during the period then ended is as follows:

		Options Outstanding		Options Exercisable
	Shares available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2005	3,265,859	1,562,181	$11.74	638,781	$12.08
Granted	(133,000)	133,000	$21.52	—	—
Exercised	—	(63,503)	$10.93	—	—
Forfeited or expired	16,720	(16,720)	$16.37	—	—
Balance at March 31, 2006	3,149,579	1,614,958	$12.53	569,358	$12.19

The weighed-average grant date fair value of options granted during the quarter ended March 31, 2006 and March 31, 2005 were $8.05 and $12.10, respectively. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $902. No options were exercised during the quarter ended March 31, 2005.

A summary of the status of the Company’s nonvested share options as of December 31, 2005 and March 31, 2006 and changes during the period then ended is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2005	923,400	$8.10
Granted	133,000	$8.05
Vested	0	$0
Forfeited or expired	(10,800)	$7.60
Nonvested at March 31, 2006	1,045,600	$8.09

As of March 31, 2006, there was $6.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Option Plan and the 2000 Option Plan. That cost is expected to be recognized over a weighted-average period of 4.25 years.

SFAS No. 123R also requires us to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.

In accordance with Staff Accounting Bulletin No. 107, we classified stock-based compensation within cost of goods sold, selling, general and administrative expenses and research and development corresponding to the same line as the cash compensation paid to respective employees, officers and non-employee directors.

Prior to January 1, 2006 the Company accounted for stock options under Accounting Principles Board (“APB”) Opinion 25. Had compensation expense for stock options granted been determined based on the fair value at the grant dates under the provisions of SFAS 123, the Company’s pro forma net loss for the quarter ended March 31, 2005 would not have been materially different.

For the quarter ended March 31,
2005

Net loss as reported	$(6,902)
Add: stock based employee compensation expense included in reported net income, net of tax	158
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	33

Pro forma net income (loss)	$(6,777)

Accretion of redeemable class B common stock, class C common stock, series A preferred stock and series B preferred stock	$2,797

Net loss available to common shareholders	$(9,574)

Basic and diluted net loss per share to common shareholder as reported:	$(1.88)
Basic and diluted net loss per share to common shareholder, pro forma:	$(1.85)

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable and accounts payable at March 31, 2005 and 2006 approximate fair value of these instruments.

3. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
Equipment	$7,435	$7,338
Software	7,854	6,583
Office furniture and fixtures	1,178	1,175
Leasehold improvements	681	645
Land	708	578
Software in development	1,222	846

Total	19,078	17,164
Less accumulated depreciation	11,756	11,578

Net	$7,322	$5,587

Equipment, office furniture and fixtures included capital leases totaling $2,339 and $2,241 at March 31, 2006 and December 31, 2005, respectively. Depreciation expense, including assets under capital leases, was $701 and $2,074 for the three months ended March 31, 2006 and year ended December 31, 2005, respectively.

4. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2006	December 31, 2005
Accrual for discontinued operations	$31	$71
Accrued professional fees	401	260
Straight line rent accrual	379	199
Other taxes payable (non-income tax)	126	220
Income taxes payable	1,884	1,084
Other liabilities	408	342

Total other accrued liabilities	$3,229	$2,176

5. Line of Credit

On December 29, 2005, the Company entered into an amendment (the “2005 Amendment”) to its revolving credit facility with PNC Bank, N.A. Under the terms of the 2005 Amendment, the Company’s maximum borrowings under the revolving credit facility increased from $10 million to $25 million, including availability of up to $2 million for letters of credit. No amounts were outstanding on the line on March 31, 2006. On January 13, 2006 the Company borrowed $25 million from the revolving credit facility for working capital purposes. On March 14, 2006 the Company repaid the balance due on the revolving credit facility.

The Company’s borrowings under the revolving credit facility bear interest at tiered rates based upon the ratio of Net Funded Debt to EBITDA as defined in the 2005 Amendment. The Company may also elect interest rates on its borrowings calculated by reference to LIBOR plus a margin based upon the ratio of its Net Funded Debt to EBITDA ratio. Interest on LIBOR borrowings is calculated on an actual/360 day basis and is paid on the last day of each interest period. LIBOR advances are available for periods of 1, 2, 3 or 6 months. LIBOR pricing is adjusted for any statutory reserves. The revolving credit facility will terminate on December 31, 2008, at which time all outstanding borrowings must be repaid, and all outstanding letters of credit, if any, must be cash collateralized.

Borrowings under the revolving credit facility are collateralized generally by all of the Company’s assets, including a pledge of the capital stock of its subsidiaries. Repayment of amounts outstanding under certain notes payable and all issued or issuable shares of common and preferred stock are subordinated to the rights of the lender under terms of the revolving credit facility. . The revolving credit facility contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage.

6. Commitments and Contingencies

Litigation

On January 27, 2006 the Company and Gallup settled an outstanding claim and entered into a confidential settlement agreement. On January 30, 2006, the Court entered a consent order relating to the settlement. The terms of the settlement did not have a material adverse effect on the results of operations or financial position.

The Company is involved in claims, including those identified above, which arise in the ordinary course of business. In the opinion of management, the Company has made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

7. Equity

On March 8, 2006, the Company completed a follow-on offering for 2,425,000 shares of its common stock at $27.00 per share. The Company also sold an additional 216,800 shares of its common stock to cover over-allotments of shares. The aggregate net proceeds to the Company from the offering, after payment of all offering expenses and commissions, were approximately $67,333 after payment of all offering fees. Current unpaid offering expenses were $409 at March 31, 2006. In addition, 3,510,700 shares, which included an over-allotment of 585,700 shares, of its common stock were sold in the offering by selling shareholders. The company received no proceeds from common stock sold by the selling shareholders in the offering.

8. Related Party

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. The Company paid Pepper Hamilton LLP, net of insurance coverage, $922 and $11 for the three months ended March 31, 2006 and 2005, respectively, for costs associated with the Company’s follow-on offering and other general legal matters.

9. Acquisition

On January 13, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., and Kenexa Acquisition Corp., a wholly-owned subsidiary of Kenexa Technology, completed its acquisition of Webhire, Inc.(“Webhire”) for approximately $34.4 million in cash. The total cost of the acquisition including legal, accounting, and other professional fees of $0.5 million was approximately $34.9 million.

The Company acquired all of the outstanding stock of Webhire through existing cash of which approximately $5.0 million or 14.5% of the aggregate purchase price remains deposited into an escrow account to cover any claims for indemnification made by the Company against Webhire under the acquisition agreement. Assuming there are no indemnification claims, this amount will be released to Webhire on or about January 13, 2007. The strategic rationale for acquiring Webhire included expanding Kenexa’s market opportunity and product suite, broadening Kenexa’s vertical market specialization and increasing Kenexa’s customer base through cross-sales to Webhire’s customers.

Webhire’s results of operations were included in the Company’s consolidated financial statements beginning on January 1, 2006.

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets Acquired
Cash and Short-term Investments	$2,793
Accounts Receivable, net of allowance of $83	2,109
Prepaid Expenses and other Current Assets	461
Property & Equipment	623
Other Assets	209
Trademark/Tradename, Service Marks & Domain Name	20	Indeterminable
Customer Lists	1,031	22 years
Internally Developed Software	877	3 years
Goodwill	29,520	Indeterminable
Deferred Income Taxes	4,673	15 years

Less: Liabilities Assumed
Notes Payable	26
Capital Lease Obligations	102
Accounts Payable	294
Accrued Expenses	1,416
Other Liabilities	226
Deferred Revenue	5,313

Total Cash Purchase Price	$34,939

The purchase price was allocated to the tangible and identified intangible assets and the excess of the total purchase price over the amounts assigned was recorded to goodwill. The estimated fair values of the intangible assets are further described below. Customer lists, internally developed software, and net operating loss tax attributes are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.

The valuation of customer lists in the amount of $1.0 million, which relates to Webhire’s current customer portfolio, was determined based upon estimated discounted incremental future cash flow to be received as a result of these relationships.

The valuation of the net operating loss  tax attributes of $4.7 million was based upon the anticipated use of the present value of cash flows from Webhire’s net operating losses.

Goodwill from the acquisition resulted from our belief that the recruiter products developed by Webhire will be complementary to our Kenexa Recruiter product offerings and will help us remain competitive in the talent acquisition market. The goodwill from the Webhire acquisition will not be deductible for tax purposes.

If the Webhire acquisition had occurred on January 1, 2005, the unaudited pro forma results of operations for quarter ended March 31, 2005 would have been:

(in thousands)
Quarter Ended March 31, 2005
Revenue	$17,419
Net loss available to common shareholders – diluted	(9,347)
Net loss per share available to common shareholders - diluted	$(1.81)

10. Subsequent Events

On April 10, 2006 the Company acquired all fo the outstanding stock  of Knowledge Workers, Inc., a human capital consulting and technology firm based in Denver, Colorado, for a purchase price of approximately $2.5 million in cash. The Company acquired all assets and liabilities of Knowledge Workers Inc. using its existing cash. The total cost of the acquisition including estimated legal, accounting, and other professional fess will be approximately $2.6 million. The Company deposited $0.1 million into escrow to cover any claims for indemnification made by the Company or Knowledge Workers.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “seeks,” “potential,” “anticipates,” “predicts,” “plans,” “estimates,” or “intends,” or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements should be considered in light of various important factors, including those set forth in this report under Part I, Item 1A “Risk Factors” in Kenexa Corporation’s Annual Report on Form 10K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to “Kenexa,” “we,” “our,” and “us” collectively refer to Kenexa Corporation, a Pennsylvania corporation, and all of its direct and indirect U.S., U.K., Canada and India subsidiaries.

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

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the three months ended March 31, 2006 and 2005, revenue from these subscriptions comprised approximately 76.4% and 76.0%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. As a result, since 1999 discrete professional services have represented a consistently decreasing percentage of our revenue. We expect that trend to continue.

We sell our solutions to large- and medium-sized organizations through our direct sales force. As of December 31, 2005, we had a client base of approximately 2,200 companies, including approximately 119 companies on the Fortune 500 list published in April 2005. As a result of our acquisition of Webhire, Inc. in January 2006, we increased our client base to approximately 2,400 companies, including approximately 131 companies on the Fortune 500 list published in April 2005. Our client base includes companies that we billed for services during the year ended December 31, 2005 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately 15 million or 66.3% of our total revenue for the three months ended March 31, 2006.

Recent Events

On January 13, 2006, we acquired Webhire, Inc., a provider of end-to-end talent acquisition solutions for recruitment and human resource professionals in middle-market enterprises across all industries, for approximately $34.4 million in cash. The total cost of the acquisition including legal, accounting, and other professional fees of $0.5 million were approximately $34.9 million. . The strategic rationale for acquiring Webhire included expanding Kenexa’s market opportunity and product suite, broadening Kenexa’s vertical market specialization and increasing Kenexa’s customer base through cross-sales to Webhire’s customers

On March 8, 2006, we completed our follow-on public offering of 2,425,000 shares of our common stock at a price of $27.00 per share. We sold an additional 216,800 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $67.3 million. Current unpaid offering expenses were $0.4 million at March 31, 2006. In addition, certain of our shareholders sold an aggregate of 3,510,700 shares of our common stock in the offering, including an over-allotment of 585,700 shares. We received no proceeds from the common stock sold by the selling shareholders in the offering.

On April 10, 2006, we acquired Knowledge Workers, Inc., a human capital consulting and technology firm based in Denver Colorado, for approximately $2.5 million in cash. We expect that the total cost of the acquisition including estimated legal, accounting, and other professional fess, will be approximately $2.6 million. The Company deposited $0.1 million into escrow to cover any claims for indemnification made by the Company or Knowledge Workers.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will maintain our renewal rate of approximately 90.0% of the aggregate contract value up for renewal for 2006, 2007 and 2008. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As the subscription component of our revenue has grown and clients’ willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown at a higher rate than our revenue. As of March 31, 2006, deferred revenue increased to $16.2 million from $12.5 million at December 31, 2005. We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

We generate substantially all of our revenue from within the United States. For the three months ended March 31, 2006, approximately 92.2% of our total revenue was derived from sales in the United States. During the three months ended March 31, 2006, approximately 7.8%, of our total revenue was derived from areas outside the United States. Other than the revenue that we generated from clients in the Netherlands and the United Kingdom, which in the aggregate amounted to 2.5% of our total revenue for the three months ended March 31, 2006, and revenue that was generated from clients in Canada which amounted to 1.3% for the three months ended March 31, 2006, we did not have revenue from any other country in excess of 1.0% of our total revenue for the three months ended March 31, 2006.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business:

	For the Three Months Ended March 31,
	2006	2005
Total Revenue	$23,015	$14,332

Subscription revenue as a percentage of total revenue	76.4%	76.0%

Income from operations before income tax and interest expense	$3,388	$1,684

Net cash provided by operating activities	$902	$750

	As of March 31,
	2006	2005

Deferred revenue	$16,164	$5,572

The following is a discussion of some of the terms used in the tables above.

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statement of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provide us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. We expect that the percentage of subscription revenue will be in the range of 74-80% of our total revenues.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the Year Ended December, 31	For the Three Months Ended March 31,
	2005	2006	2005
		(unaudited)	(unaudited)

Deferred revenue at the beginning of the period	$6,650	$12,558	$6,650
Total invoiced subscriptions during period	56,882	15,886	9,793
Deferred revenue from acquisition	—	5,313	—
Subscription revenue recognized during period	(50,974)	(17,593)	(10,871)
Deferred revenue at end of period	$12,558	$16,164	$5,572

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Unaudited Consolidated Statement of Operations

(In thousands)

	For the Three Months Ended March 31,
	2006		2005
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription revenue	$17,593	76.4%	$10,871	76.0%
Other revenue	5,422	23.6%	3,461	24.0%

Total revenue	23,015	100.0%	14,332	100.0%
Cost of revenue	6,354	27.6%	4,060	28.3%

Gross profit	16,661	72.4%	10,272	71.7%

Operating expenses:
Sales and marketing	5,728	24.9%	3,603	25.1%
General and administrative	5,287	23.0%	3,313	23.1%
Research and development	1,536	6.7%	1,120	7.8%
Depreciation and amortization	722	3.1%	552	3.9%

Total operating expenses	13,273	57.7%	8,588	59.9%

Income from operations before income tax and interest expense	3,388	14.7%	1,684	11.7%

Interest (income) expense	(120)	(0.5)%	12	0.1%
Interest (income) expense on mandatory redeemable preferred shares	—	—%	8,534	59.5%

Income (loss) from operations before income tax	3,508	15.2%	(6,862)	(47.9)%
Income tax expense from continuing operations	229	1.0%	40	0.3%

Net income (loss)	3,279	14.2%	(6,902)	(48.2)%
Accretion of redeemable class B common shares and C commons shares	—	—%	2,797	(19.5)%
Net income (loss) available to common shareholders	$3,279	14.2%	$(9,699)	(67.7)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

Total revenue increased by $8.7 million or 61% to $23.0 million during the three months ended March 31, 2006 compared to the same period in 2005. Our subscription revenue increased by $6.7 million or 62% to $17.6 million during the three months ended March 31, 2006 compared to the same period in 2005. Subscription revenue represented approximately 76.4% of our revenue for the three months ended March 31, 2006. This increase is primarily attributable to the Webhire acquisition and integration of our two sales forces and the continued acceptance of our on-demand model. Our other revenue increased by $2.0 million or 57% to $5.4 million for the three months ended March 31, 2006 compared to the same period in 2005. This increase was due to primarily to an increase in demand for our consulting services resulting from an increase in our subscription based revenues and the receipt of approximately $0.5 million of non-recurring “success” fees related to meeting certain client-specific objectives. For the remainder of the year we expect subscription based and other revenue to increase from the prior year due to customer acquisitions and additional sales to existing customers.

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

Cost of revenue increased by $2.3 million or 57% to $6.4 million for the three months ended March 31, 2006 compared to the same period in 2005. The increase in cost of revenue in absolute dollars was primarily due to our increased revenue. Cost of revenue decreased 0.7% as a percentage of revenue for the three months ended March 31, 2006 compared to the same period in 2005. While the adoption of SFAS 123-R added approximately $0.1 million or 0.5% to our cost of revenue and cost of revenue as a percentage of revenue, respectively, for the quarter ended March 31, 2006, the decrease in cost of revenue as a percentage of revenue, after adjusting for non-cash compensation associated with the adoption of SFAS 123R, was mostly due to an increase in revenue with minimal corresponding costs.

Sales and Marketing (“S&M”) expense

S&M expense primarily consist of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements. Investment in sales and marketing commencing in 2003 resulted in significant revenue growth during 2004 and 2005. We intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients. As a result, we expect S&M expense to increase. We do not, however, expect sales and marketing expense to increase significantly as a percentage of revenue.

S&M expense increased by $2.1 million or 59% to $5.7 million for the three months ended March 31, 2006 compared to the same period in 2005. Increased compensation expense and related travel expenses contributed approximately $1.6 million and $0.2 million, respectively, to the increase in S&M expense during the quarter ended March 31, 2006 from the prior year. The increase in compensation and travel expense was attributable primarily to 13 additional employees in S&M acquired in our Webhire acquisition. Additionally, $0.2 million in non-cash stock option expense from our adoption of SFAS 123R in 2006 and $0.1 million of other expense also contributed to the increase in S&M expense for the quarter ended March 31, 2006 over the comparable period in the prior year. As a percentage of revenues, S&M expense decreased from 25.1% to 24.9% for the three months ended March 31, 2006 compared to the same period in 2005.

General and Administrative (“G&A”) expense

G&A expenses primarily consists of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. As we expand our business and incur additional expenses associated with being a public company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies, we believe that G&A expense will increase in dollar amount and may increase as a percentage of revenue in 2006 and future periods.

G&A expense increased by $2.0 million or 60% to $5.3 million for the three months ended March 31, 2006 compared to the same period in 2005. The $2.0 million increase for the quarter ended March 31, 2006 was due primarily to an increase in salary expenses of $0.6 million related to the addition of 15 employees from our Webhire acquisition. In addition non-cash stock option expense from our adoption of SFAS 123R in 2006, travel expense, rent expense and professional fees contributed of $0.2 million, $0.2 million $0.3 million and $0.2 million, respectively, to the increase in G&A expense for the three months ended March 31, 2006 versus the comparable period in the prior year. The remainder of the increase of $0.5 million was attributable to increases in infrastructure expenses such as phone, supplies, utilities, insurance and other. As a percentage of revenue, G&A expense was approximately the same at 23% for each of the three months ended March 31, 2006 and 2005.

Research and Development (“R&D”) expense

R&D expense primarily consists of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel. Our R&D efforts have been devoted primarily to new product offerings and incidental enhancements and upgrades to our existing products. Historically, we have capitalized a small percentage of our R&D expense. Capitalized R&D expense totaled $0.2 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. The remaining R&D expense has been expensed as incurred. We expect R&D expense to increase in the future as we employ more personnel to support enhancements of our solutions and new solutions offerings. However, we expect R&D expense to decrease as a percentage of revenue primarily due to increased efficiencies from our global development center.

R&D expense increased by $0.4 million or 37% to $1.5 million for the three months ended March 31, 2006 compared to the same period in 2005. The $0.4 million increase in R&D expense for the three months ended March 31, 2006 was primarily due to the addition of 27 developers. As a percentage of revenue  R&D expense decreased from 7.8% to 6.7% for the three months ended March 31, 2006 compared to the same period in 2005.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.2 million or approximately 31% to $0.7 million for the three months ended March 31, 2006 compared to the same period in 2005. In the future we expect depreciation and amortization expense to increase due to recent capital purchases.

LIQUIDITY AND CAPITAL RESOURCES

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our line of credit and the issuance of preferred and common stock. As of March 31, 2006, we had cash and cash equivalents of $79.5 million and accounts receivable of $12.2 million. In addition, we had $.2 million of debt and less than $0.5 million in capital equipment leases.

Our cash provided from operations was $0.9 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively. Cash used in investing activities was $32.9 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. While cash provided by financing activities was $68.1 million for the three months ended March 31, 2006, cash used in financing activities was $0.8 million for the three months ended March 31, 2005. Our net increase in cash and cash equivalents was $36.0 million for the three months ended March 31, 2006, primarily from our net proceeds of $67.3 million from our follow-on equity offering completed in March 2006 partially offset by our acquisition of Webhire for approximately $32 million and our net decrease in cash and cash equivalents was $0.3 million for the three months ended March 31, 2005. We expect this positive cash flow to continue in future periods.

We have a $25 million revolving credit facility with PNC Bank, National Association that is collateralized by all of our assets, including a pledge of capital stock of certain of our subsidiaries.

On January 13, 2006, we acquired Webhire, Inc. for approximately $34.4 million in cash. In addition, on that date we borrowed $25.0 million under our revolving credit facility. We repaid all of our borrowings under our revolving credit facility with a portion of the net proceeds from our follow-on equity offering in March 2006.

Operating Activities

Net cash provided by operating activities was $0.9 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively. Net cash provided by operating activities for the three months ended March 31, 2006 primarily resulted from net income of approximately $3.3 million and non-cash charges to net income of $1.3 million partially offset by a decrease in deferred revenue of $1.7 million and changes in working capital of $2.0 million including a $0.4 million reduction in taxes payable resulting from our adoption of FAS 123R in 2006. Net cash provided by operating activities for the three months ended March 31, 2005 primarily resulted from non-cash charges to net income of $9.3 million offset by a net loss of $6.9 million, a decrease in deferred revenue of $1.0 million and working capital changes of $0.6 million. For the three months ended March 31, 2005, non-cash charges include $8.5 million of interest expense from the redeemable preferred stock. As a result of the redemption of all of the outstanding shares of our preferred stock in connection with our initial public offering in June 2005, we will not have this expense in the future..

Investing Activities

Net cash used in investing activities was $33.0 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. Cash flows from investing activities for the three months ended March 31, 2006 was primarily related to a $32.1 million acquisition of Webhire, Inc. and $0.9 million for capitalized software activities and purchases of computer hardware. Capital expenditures for the three months ended March 31, 2005 were entirely related to capitalized software activities and purchases of computer hardware. In the future we expect our capital expenditures to increase as revenues increase and business needs arise.

Financing Activities

Net cash provided by and (used in) financing activities was $68.1 million and ($0.8) million for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, net cash provided by financing activity consisted of net proceeds from our follow-on public offering of $67.3 million, net proceeds from stock option exercises of $0.7 million and excess tax benefits from share-based payment arrangements of $0.4 million, partially offset by the repayments of capital lease obligations of $0.2 million and deferred financing costs of $0.1 million. For the three months ended March 31, 2005, net cash used in financing activities consisted of the repurchase of shares of our common stock owned by certain of our former employees of $0.5 million, initial public offering costs of $0.2 million and repayments of capital lease obligations of $0.1 million.

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

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances indicate that the carrying value may not be recoverable. We have reviewed the carrying values of goodwill of each business unit by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Through March 31, 2006 we have not observed any changes to our business units which would lead us to believe that our goodwill or other identified intangibles’ carrying value exceeds their fair values.

Accounting for Stock-Based Compensation

We use a Black-Scholes option-pricing model to calculate the fair value of our stock awards. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•                  Volatility is a measure of the amount by which the stock price is expected to fluctuate each year during the expected life of the award and is based on a weighted average of peer companies, comparable indices and our stock volatility. An increase in the volatility would result in an increase in our expense.

•                  The expected term is determined using the simplified method as provided by SAB 107 for “plain vanilla” options. With the passage of time actual behavioral patterns surrounding the expected term will replace our current methodology. Changes in the future exercise behavior of employees or in the vesting period of the award could result in a change in the expected term. An increase in the expected term would result in an increase to our expense.

•                  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at time of grant. As the risk-free interest rate increases, our expense will increase.

Stock-based compensation expense recognized during the period is based on the value of the number of awards that are expected to vest. In determining the stock-based compensation expense to be recognized, a forfeiture rate is applied to the fair value of the award. This rate represents the number of awards that are expected to be forfeited prior to vesting and is based on Kenexa’s employee historical behavior. Changes in the future behavior of employees could impact this rate. A decrease in this rate would result in an increase in our expense.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. For the three months ended March 31, 2006 our self-insurance accrual totaled $0.3 million. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the three months ended March 31, 2006, approximately 92.2% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S-generated sales would not have resulted in a material change to our results. As of March 31, 2006, we were not engaged in any foreign currency hedging activities.

The financial position and operating results of our United Kingdom and India operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments was less than $0.1 million at March 31, 2006, and is included in accumulated other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

On January 27, 2006 the Company and Gallup settled the outstanding claim and entered into a confidential settlement agreement. On January 30, 2006, the Court entered a consent order relating to the settlement. The terms of the settlement will not have a material adverse effect on our  results of operations or financial position.

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

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

May 12, 2006

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