Form 10-Q
period 2006-06-30
KENEXA CORP
filed 2006-08-10
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File number 000-51358

Kenexa Corporation

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-3024013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

650 East Swedesford Road
Wayne, PA	19087
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

On August 7, 2006, 20,299,836 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries

FORM 10-Q

Quarter Ended June 30, 2006

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

Kenexa Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$ 76,931	$ 43,499
Accounts receivable, net of allowance for doubtful accounts of $571 and $447	15,998	10,306
Unbilled receivables	2,128	312
Deferred income taxes	4,645	2,519
Prepaid expenses and other current assets	2,893	2,134
Total current assets	102,595	58,770
Property and equipment, net of accumulated depreciation	5,972	4,737
Software, net of accumulated depreciation	1,886	850
Goodwill	39,124	8,815
Intangible assets, net of accumulated amortization	1,134	125
Deferred income taxes, less current portion	6,185	—
Deferred financing costs, net of accumulated amortization	106	50
Other assets	673	552
Total assets	$ 157,675	$ 73,899

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$ 3,272	$ 2,306
Notes payable, current	140	95
Commissions payable	847	834
Other accrued liabilities	4,029	2,177
Accrued compensation and benefits	4,964	4,590
Deferred revenue	17,078	12,588
Capital lease obligations	217	219
Total current liabilities	30,547	22,809
Capital lease obligations, less current portion	193	185
Notes payable, less current portion	179	108
Other liabilities	31	55
Total liabilities	30,950	23,157

Shareholders’ equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 20,299,836 and 17,459,044 shares issued, respectively	203	174
Additional paid-in capital	165,684	97,140
Deferred compensation	—	(1,040)
Notes receivable for common stock	—	(120)
Accumulated other comprehensive loss	(339)	(30)
Accumulated deficit	(38,823)	(45,382)
Total shareholders’ equity	126,725	50,742
Total liabilities and shareholders’ equity	$ 157,675	$ 73,899

See accompanying notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue
Subscription revenue	$ 19,947	$ 12,122	$ 37,540	$ 22,993
Other revenue	4,760	3,883	10,182	7,344
Total revenue	24,707	16,005	47,722	30,337
Cost of revenue (exclusive of depreciation, shown separately below)	6,672	4,597	13,026	8,657
Gross profit	18,035	11,408	34,696	21,680
Operating expenses:
Sales and marketing	5,717	3,927	11,445	7,530
General and administrative	5,914	3,563	11,201	6,876
Research and development	1,815	957	3,351	2,077
Depreciation and amortization	768	505	1,490	1,057
Total operating expenses	14,214	8,952	27,487	17,540

Income from operations before income taxes and interest expense	3,821	2,456	7,209	4,140
Interest income	(682)	(15)	(802)	(3)
Interest on mandatory redeemable shares	—	(5,138)	—	3,396
Income from operations before income tax	4,503	7,609	8,011	747
Income tax expense on operations	1,223	219	1,452	259
Net income	$ 3,280	$ 7,390	$ 6,559	$ 488
Accretion of redeemable class B common shares and class C common shares	—	38,692	—	41,488
Net income (loss) available to common shareholders	$ 3,280	$ (31,302)	$ 6,559	$ (41,000)
Basic net income (loss) per share to common shareholders	$ 0.16	$ (5.29)	$ 0.34	$ (7.38)
Weighted average shares used to compute net income (loss) to common shareholders per common share — basic	20,250,790	5,912,928	19,239,983	5,554,433
Diluted net income (loss) per share to common shareholders	$ 0.16	$ (5.29)	$ 0.33	$ (7.38)
Weighted average shares used to compute net loss available to common shareholders per common share - diluted	21,056,536	5,912,928	19,972,040	5,554,433

See accompanying notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficiency)

(in thousands)

(Unaudited)

					Stockholders’ Equity (Deficiency)
	Common Stock Redeemable		Redeemable Participating Preferred Stock Class A		Class A Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Deferred	Note Receivable Common	Total Stockholders’ Equity	Comprehensive
	Class B	Class C	Series A	Series B	Stock	Capital	(Deficit)	(Loss) Income	Stock	Compensation	Stock	(Deficiency	(Loss) Income
Balance, December 31, 2004	$ 5,291	$ 4,571	$ 41,727	$ 17,178	$ 80	$ 4,363	$ (44,368)	$ 94	$ (8,772)	$ (454)	$ (519)	$ (49,576)	$ (3,998)
Stock repurchase	—	—	—	—	—	—	—	—	(515)	—	—	(515)	—
Retirement of Treasury Stock	—	—	—	—	(28)	(2,154)	(7,105)	—	9,287	—	—	—	—
Payments received on notes receivable for class A common stock	—	—	—	—	—	—	—	—	—	—	399	399	—
Accretion of common stock to redemption values	20,859	20,630	(664)	2,243	—	(41,488)	—	—	—	—	—	(41,488)	—
Accrued dividends	—	—	1,147	670	—	—	—	—	—	—	—	—	—
Loss on currency exchange	—	—	—	—	—	—	—	(124)	—	—	—	(124)	(124)
Deferred stock compensation related to stock options	—	—	—	—	—	1,220	—	—	—	(1,220)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	634	—	634
Option exercises	—	—	—	—	—	147	—	—	—	—	—	147	—
Warrant exercises	—	—	—	—	4	(4)	—	—	—	—	—	—	—
Initial public stock offering, net	—	—	(28,600)	(11,400)	57	61,466	—	—	—	—	—	61,523	—
Conversion of preferred stock to common stock upon public offering	—	—	(13,610)	(8,691)	18	22,282	—	—	—	—	—	22,300	—
Conversion of class B and class C redeemable common stock to class A common upon public offering	(26,150)	(25,201)	—	—	43	51,308	—	—	—	—	—	51,351	—
Net income	—	—	—	—	—	—	6,091	—	—	—	—	6,091	6,091
Balance, December 31, 2005	$ —	$ —	$ —	$ —	$ 174	$ 97,140	$ (45,382)	$ (30)	$ —	$ (1,040)	$ (120)	$ 50,742	$ 5,967
Payments received on notes receivable for class A common stock	—	—	—	—	—	—	—	—	—	—	120	120	—
Loss on currency exchange	—	—	—	—	—	—	—	(309)	—	—	—	(309)	(309)
Adoption of SFAS 123R	—	—	—	—	—	(1,040)	—	—	—	1,040	—	—	—
Option exercises	—	—	—	—	1	1,208	—	—	—	—	—	1,209	—
Warrant exercises	—	—	—	—	1	(1)	—	—	—	—	—	—	—
Stock Compensation Expense	—	—	—	—	—	1,341	—	—	—	—	—	1,341	—
APIC Tax Pool	—	—	—	—	—	766	—	—	—	—	—	766	—
Follow-on stock offering, net	—	—	—	—	27	66,270	—	—	—	—	—	66,297	—
Net income	—	—	—	—	—	—	6,559	—	—	—	—	6,559	6,559
Balance, June 30, 2006	$ —	$ —	$ —	$ —	$ 203	$ 165,684	$ (38,823)	$ (339)	$ —	$ —	$ —	$ 126,725	$ 6,250

See accompanying independent auditors’ report and notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005

Cash flows from operating activities
Net income from continuing operations	$ 6,559	$ 488
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,489	1,057
Share-based compensation	1,341	317
Excess tax benefits from share-based payment arrangements	(767)	—
Amortization of deferred financing fees	66	45
Bad debt expense	(62)	111
Accrued interest on mandatory redeemable preferred stock	—	3,396
Deferred taxes	(1,388)	(363)
Changes in assets and liabilities
Accounts and unbilled receivables	(5,227)	(3,278)
Prepaid expenses and other current assets	(277)	(550)
Other assets	87	55
Accounts payable	278	(431)
Accrued compensation and other accrued liabilities	1,060	(43)
Commissions payable	13	172
Deferred revenue	(823)	2,006
Other liabilities	(23)	(24)
Net cash provided by operating activities	2,326	2,958

Cash flows from investing activities
Purchases of property and equipment	(2,085)	(1,394)
Acquisitions, net of cash acquired	(34,629)	—
Net cash used in investing activities	(36,714)	(1,394)

Cash flows from financing activities
Repayments of notes payable	(139)	—
Repurchase of common shares	—	(515)
Collections of notes receivable	120	65
Excess tax benefits from share-based payment arrangements	767	—
Net proceeds from initial public offering of common stock	—	54,364
Redemption of series A and B preferred stock	—	(40,000)
Net proceeds from follow-on offering of common stock	66,514	—
Deferred financing costs	(123)	(16)
Net proceeds from option exercises	1,208	—
Repayments of capital lease obligations	(225)	(126)
Net cash provided by financing activities	68,122	13,772

Effect of exchange rate changes on cash and cash equivalents	(302)	(56)
Net increase in cash and cash equivalents	33,432	15,280
Cash and cash equivalents at beginning of year	43,499	9,494

Cash and cash equivalents at end of period	$ 76,931	$ 24,774

See accompanying notes to consolidated financial statements.

Six months ended June 30,
	2006	2005

Supplemental disclosures of cash flow information

Cash paid during the year for:
Interest expense	$ 387	$ 104
Income taxes	$ 975	$ 344

Non-cash investing and financing activities
Capital lease obligations	$ 114	$ 43
Notes receivable applied to accrued bonus	—	$ 150
Accretion of class B common stock and class C common stock to redemption value	—	$ 41,488
Redemption and conversion of class B and class C common stock to class A common stock	—	51,351

See accompanying notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

All amounts are in thousands, except share and per share amounts, and unless noted otherwise.

1. Organization

Kenexa Corporation and its subsidiaries (collectively, the “Company”) commenced operations in 1987 as a provider of recruiting services to a wide variety of industries.  In 1993, the Company offered its first automated talent management system. Between 1994 and 1998, the Company acquired 15 businesses that enabled it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

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

2. Summary of Significant Accounting Policies

The accompanying financial statements for the three and six months ended June 30, 2006 and 2005 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three and six months ended June 30, 2006 and 2005 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or eliminated.  The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Kenexa Corporation and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of six months or less at the time of purchase.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance, taxes and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with the internet hosting arrangements. These costs are deferred over the implementation period, typically three to four months, and are expensed ratably over the subscription period, typically one to three years.  These amounts aggregated $886 and $1,089 at June 30, 2006 and December 31, 2005, respectively. The current portion of these deferred costs of $745 and $979 at June 30, 2006 and December 31, 2005, respectively, are included in other current assets.  The noncurrent portion of these deferred costs of $141 and $110 at June 30, 2006 and December 31, 2005, respectively, are included in other assets in the accompanying consolidated balance sheets.

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

The Company capitalized software costs for the six months ended June 30, 2006 of $1,641.  Amortization of capitalized internal-use software costs for the six months ended June 30, 2006 was $591.

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

In determining whether revenues from professional services can be accounted for separately from subscription revenue, the Company considers the following factors for each agreement: availability from other vendors, whether objective and reliable evidence of fair value exists of the undelivered elements, the nature and the timing of when the agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the client’s satisfaction with the other services. If the professional service does not qualify for separate accounting, the Company recognizes the revenue ratably over the remaining term of the subscription contract. In these situations, the Company defers the direct and incremental costs of the professional service over the same period as the revenue is recognized.

Deferred revenue represents payments received or accounts receivable from the Company’s clients for amounts billed in advance of subscription services being provided.

The Company reimburses out-of-pocket expenses incurred in accordance with EITF issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  Before the December 15, 2001 effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs.  For the six months ended June 30, 2006, reimbursed expenses totaled $592.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management’s judgment and historical experience.  Self-insurance accruals totaled $337 and $190 at June 30, 2006 and December 31, 2005, respectively. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable.  Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries.  The clients are concentrated primarily in the Company’s U.S. market area.  At June 30, 2006, there were no clients that represented more than 10% of the net accounts receivable balance.  There were no clients that individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks.  Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100. Certain operating cash accounts may exceed the FDIC limits.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

We expect the application of the expensing provisions of SFAS 123R will result in a pretax expense of approximately $2,521 in 2006. Based on the same assumptions used to value our 2006 compensation expense, we estimate our pretax expense associated with our stock-based compensation plans will approximate $2,132 in 2007 and $1,554 in 2008.

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

Earnings (Loss) Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had net income available to common shareholders for the three and six month period ended June 30, 2006 and a net loss available to common shareholders for the three and six month period ended June 30, 2005.  As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at June 30, 2005 were not included in the computation of diluted earnings per share for the period then ended as they were antidilutive.  Income (loss) per share is computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net income (loss)	$3,280	$7,390	$6,559	$488
Accretion of redeemable class B common stock and redeemable class C common stock	—	38,692	—	41,488

Net income (loss) available to common shareholders	$3,280	$(31,302)	$6,559	$(41,000)

Weighted average shares used to compute net income (loss) available to common shareholders per common share - basic	20,250,790	5,912,978	19,239,983	5,554,433

Effect of dilutive stock options and warrants	805,746	—	732,057	—

Weighted average shares used to compute net income (loss) available to common shareholders per common share — diluted	21,056,536	5,912,928	19,972,040	5,554,433

Basic net income (loss) per share to common shareholder	$0.16	$(5.29)	$0.34	$(7.38)

Diluted net income (loss) per share to common shareholder	$0.16	$(5.29)	$0.33	$(7.38)

Stock-Based Compensation

The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Company’s Board of Directors (the “Board”) in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options to employees and directors at the discretion of the Board or a committee of the Board.  The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”).  As of June 30, 2006, there were options to purchase 658,006 shares of common stock outstanding under the 2000 Option Plan.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan. As of June 30, 2006, there were a total of 3,139,079 shares of common stock not subject to outstanding options and available for issuance under the 2005 Option Plan.  The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company.  Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan expire on the tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant.  Unexercised stock options expire 90 days after an employee’s termination.

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

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  In 2005 and 2006, the fair value of each grant was estimated using the Black-Scholes valuation model.  Expected volatility was based upon a weighted average of peer companies, comparable indices, and the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options.  The estimated forfeiture rate was based upon an analysis of historical data.   The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant.  The following table provides the assumptions used in determining the fair value of the stock-based awards for each of the quarters during the year ended December 31, 2005 and for the quarters ended March 31, 2006 and June 30, 2006, respectively.

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Expected volatility	51.3%	51.3%	51.3%	51.3%	39.5%	40.8%
Expected dividends	0	0	0	0	0	0
Expected term (in years)	4 – 6.5	4 – 6.5	4 – 6.5	4 – 6.5	4	4 - 5
Risk-free rate	4.5%	4.5%	4.5%	4.5%	4.7%	5.1%

A summary of the status of the Company’s stock options as of December 31, 2005 and June 30, 2006 and changes during the period then ended is as follows:

	Options Outstanding			Options Exercisable
	Shares available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2005	3,265,859	1,562,181	$11.74	638,781	$12.08
Granted	(203,000)	203,000	$24.03	—	—
Exercised	—	(107,255)	$11.27	—	—
Forfeited or expired	76,220	(76,220)	$19.72	—	—
Balance at June 30, 2006	3,139,079	1,581,706	$12.97	543,606	$12.87

The weighed-average grant date fair value of options granted during the quarters ended June 30, 2006 and June 30, 2005 were $11.59 and $6.73, respectively.  The total intrinsic value of options exercised during the quarter ended June 30, 2006 was $1,015.  No options were exercised during the quarter ended June 30, 2005.

A summary of the status of the Company’s nonvested share options as of December 31, 2005 and June 30, 2006 and changes during the period then ended is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2005	923,400	$8.10
Granted	203,000	$9.27
Vested	(18,000)	$13.87
Forfeited or expired	(70,300)	$7.82
Nonvested at June 30, 2006	1,038,100	$8.23

As of June 30, 2006, there was $5,956 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Option Plan and the 2000 Option Plan.  That cost is expected to be recognized over a weighted-average period of 4.0 years.

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

Prior to January 1, 2006 the Company accounted for stock options under Accounting Principles Board (“APB”) Opinion 25.   Had compensation expense for stock options granted been determined based on the fair value at the grant dates under the provisions of SFAS 123, the Company’s pro forma net loss for the quarter ended June 30, 2005 would not have been materially different.

	For the three months ended June 30, 2005	For the six months ended June 30, 2005

Net income as reported	$7,390	$488
Add: stock based employee compensation expense included in reported net income, net of tax	113	395
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	115	235

Pro forma net income	$7,388	$648

Accretion of redeemable class B common stock, class C common stock, series A preferred stock and series B preferred stock	$(38,692)	$(41,488)

Net (loss) available to common shareholders	$(31,304)	$(40,840)

Basic and diluted net loss per share to common shareholder, as reported:	$(5.29)	$(7.38)
Basic and diluted net loss per share to common shareholder, pro forma:	$(5.29)	$(7.35)

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable and accounts payable at June 30, 2005 and 2006 approximate fair value of these instruments.

3. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
Equipment	$7,457	$7,338
Software	8,447	6,583
Office furniture and fixtures	1,234	1,175
Leasehold improvements	781	645
Land	708	578
Software in development	861	846

Total	19,488	17,165
Less accumulated depreciation	11,630	11,578

Net	$7,858	$5,587

Equipment, office furniture and fixtures included capital leases totaling $2,397 and $2,241 at June 30, 2006 and December 31, 2005, respectively. Depreciation expense, including assets under capital leases, was $1,447 and $2,074 for the six months ended June 30, 2006 and year ended December 31, 2005, respectively.

4. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2006	December 31, 2005
Accrual for discontinued operations	$—	$71
Accrued professional fees	258	260
Straight line rent accrual	360	199
Other taxes payable (non-income tax)	83	220
Income taxes payable	3,170	1,084
Other liabilities	1,093	342

Total other accrued liabilities	$4,964	$2,176

5. Line of Credit

On December 29, 2005, the Company entered into an amendment (the “2005 Amendment”) to its revolving credit facility with PNC Bank, N.A. Under the terms of the 2005 Amendment, the Company’s maximum borrowings under the revolving credit facility increased from $10,000 to $25,000, including availability of up to $2,000 for letters of credit. No amounts were outstanding on the line on June 30, 2006.   On January 13, 2006, the Company borrowed $25,000 from the revolving credit facility for working capital purposes.  On March 14, 2006, the Company repaid the balance due on the revolving credit facility.

The Company’s borrowings under the revolving credit facility bear interest at tiered rates based upon the ratio of Net Funded Debt to EBITDA, as defined in the 2005 Amendment. The Company may also elect interest rates on its borrowings calculated by reference to LIBOR plus a margin based upon the ratio of its Net Funded Debt to EBITDA ratio. Interest on LIBOR borrowings is calculated on an actual/360 day basis and is paid on the last day of each interest period. LIBOR advances are available for periods of 1, 2, 3 or 6 months. LIBOR pricing is adjusted for any statutory reserves. The revolving credit facility will terminate on December 31, 2008, at which time all outstanding borrowings must be repaid, and all outstanding letters of credit, if any, must be collateralized by cash.

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

6. Commitments and Contingencies

Litigation

On January 27, 2006, the Company and Gallup settled an outstanding claim and entered into a confidential settlement agreement. On January 30, 2006, the Court entered a consent order relating to the settlement. The terms of the settlement did not have a material adverse effect on the results of operations or financial position.

The Company is a party to certain legal actions arising in the ordinary course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

7. Equity

On March 8, 2006, the Company completed a follow-on offering for 2,425,000 shares of its common stock at $27.00 per share.  The Company also sold an additional 216,800 shares of its common stock to cover over-allotments of shares.  The aggregate net proceeds to the Company from the offering, after payment of all offering expenses and commissions, were approximately $66,514.  Current unpaid offering expenses were $612 at June 30, 2006.  In addition, 3,510,700 shares, which included an over-allotment of 585,700 shares, of its common stock were sold in the offering by selling shareholders.  The Company received no proceeds from common stock sold by the selling shareholders in the offering.

8. Related Party

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. The Company paid Pepper Hamilton LLP, net of insurance coverage, $1,354 and $751 for the six months ended June 30, 2006 and 2005, respectively, for costs associated with the Company’s follow-on offering and other general legal matters.

9. Acquisitions

Knowledge Workers

On April 10, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., and Kenexa Acquisition Corp., a wholly-owned subsidiary of Kenexa Technology, acquired all of the outstanding stock of Knowledge Workers, Inc., a human capital consulting and technology firm based in Denver, Colorado, for a purchase price of approximately $2,476 in cash.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $2,570.In connection with the acquisition the Company deposited $100 in an escrow account to cover any claims for indemnification made by the Company against Knowledge Workers, Inc.  under the acquisition agreement.   The escrow agreement will remain in place for two years from the acquisition date.

Webhire

On January 13, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., and Kenexa Acquisition Corp., a wholly-owned subsidiary of Kenexa Technology, completed its acquisition of Webhire, Inc. (“Webhire”) for approximately $34,395  in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $785, was approximately $35,180.

Approximately $5,000, or 14.5% of the aggregate purchase price, remains deposited in an escrow account to cover any claims for indemnification made by the Company against Webhire under the acquisition agreement.  Assuming there are no indemnification claims, this amount will be released to Webhire on or about January 13, 2007.

Webhire’s results of operations were included in the Company’s consolidated financial statements beginning on January 1, 2006.

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and short-term investments	$2,793
Accounts receivable, net of allowance of $83	2,109
Prepaid expenses and other current assets	461
Property & equipment	623
Other assets	209
Trademark/tradename, service marks & domain name	20	Indeterminable
Customer lLists	1,031	22 years
Internally developed software	877	3 years
Goodwill	28,094	Indeterminable
Deferred income taxes	6,340	15 years

Less: Liabilities assumed
Notes payable	26
Capital lease obligations	102
Accounts payable	294
Accrued expenses	1,416
Other liabilities	226
Deferred revenue	5,313

Total Cash Purchase Price	$35,180

The purchase price was allocated to the tangible and identified intangible assets and the excess of the total purchase price over the amounts assigned was recorded to goodwill.  The estimated fair values of the intangibles assets are further described below.  Customer lists, internally developed software, and net operating loss tax attributes are being amortized over their estimated useful lives.   Goodwill is not amortized but is periodically evaluated for impairment.

In accordance with Statement of Financial Accounting Standard No. 141 the purchase price allocation for Webhire has been updated to reflect additional transaction fees and additional information concerning our deferred income tax analysis since the acquisition.  The deferred income tax and corresponding valuation allowance have been increased to reflect current estimates relating to the utilization of the acquired NOL as well as any NOL limitations from the acquisition.  These adjustments and any future adjustments to the deferred tax asset or corresponding NOL will be adjusted through the goodwill and recorded as part of the transaction.

The valuation of customer lists in the amount of $1,031, which relates to Webhire’s current customer portfolio, was determined based upon estimated discounted incremental future cash flow to be received as a result of these relationships.

The valuation of the net operating loss tax attributes of $6,340 was based upon the anticipated use of the present value of cash flows from Webhire’s net operating losses.

Goodwill from the acquisition resulted from our belief that the recruiter products developed by Webhire will be complementary to our Kenexa Recruiter product offerings and will help us remain competitive in the talent acquisition market.  The goodwill from the Webhire acquisition will not be deductible for tax purposes.

If the Webhire acquisition had occurred on January 1, 2005, the unaudited pro forma results of operations for the three and six months ended June 30, 2005 would have been:

	(in thousands)
	Three months ended June 30, 2005	Six months ended June 30, 2005
Revenue	$19,012	$36,431
Net loss available to common shareholders — diluted	(31,184)	(40,531)
Net loss per share available to common shareholders - diluted	$(5.27)	$(7.30)

10. Subsequent Events

None

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “seeks,” “potential,” “anticipates,” “predicts,” “plans,” “estimates,” or “intends,” or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements should be considered in light of various important factors, including those set forth in this report under Part I, Item 1A “Risk Factors” in Kenexa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to “Kenexa,” “we,” “our,” and “us” collectively refer to Kenexa Corporation, a Pennsylvania corporation, and all of its direct and indirect U.S., U.K., Canada and India subsidiaries.

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

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the six months ended June 30, 2006 and 2005, revenue from these subscriptions comprised approximately 78.7% and 75.8%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services.  As a result, since 1999 discrete professional services have represented a consistently decreasing percentage of our revenue.  We expect that trend to continue.

We sell our solutions to large- and medium-sized organizations through our direct sales force.  As of December 31, 2005, we had a client base of approximately 2,200 companies, including approximately 119 companies on the Fortune 500 list published in April 2005. As a result of our acquisition of Webhire, Inc. in January 2006, we increased our client base to approximately 2,400 companies, including approximately 131 companies on the Fortune 500 list published in April 2005. Our client base includes companies that we billed for services during the year ended December 31, 2005 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $30 million, or 62.8%, of our total revenue for the six months ended June 30, 2006.

Recent Events

On January 13, 2006, we acquired Webhire, Inc., a provider of end-to-end talent acquisition solutions for recruitment and human resource professionals in middle-market enterprises across all industries, for approximately $34.4 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.7 million, was approximately $35.1 million.  The strategic rationale for acquiring Webhire included expanding our market opportunity and product suite, broadening our vertical market specialization and increasing our customer base through cross-sales to Webhire’s customers.

On March 8, 2006, we completed our follow-on public offering of 2,425,000 shares of our common stock at a price of $27.00 per share.  We also sold an additional 216,800 shares of our common stock to cover over-allotments of shares.  Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $66.5 million.  Current unpaid offering expenses were $0.2 million at June 30, 2006.  In addition, certain of our shareholders sold an aggregate of 3,510,700 shares of our common stock in the offering, including an over-allotment of 585,700 shares.  We received no proceeds from the common stock sold by the selling shareholders in the offering.

On April 10, 2006, we acquired Knowledge Workers Inc., a human capital consulting and technology firm based in Denver Colorado, for approximately $2.5 million in cash.  The total cost of the acquisition, including estimated legal, accounting, and other professional fess, was approximately $2.6 million.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years.  The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will maintain our renewal rate of approximately 90.0% of the aggregate contract value up for renewal for 2006, 2007 and 2008. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As the subscription component of our revenue has grown and clients’ willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown at a higher rate than our revenue. As of June 30, 2006, deferred revenue increased to $17.1 million from $12.6 million at December 31. 2005.  We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

We generate substantially all of our revenue from within the United States. For the six months ended June 30, 2006, approximately 92.5% of our total revenue was derived from sales in the United States.  During the six months ended June 30, 2006, approximately 7.5%, of our total revenue was derived from areas outside the United States. Other than the revenue that we generated from clients in the Netherlands and the United Kingdom, which in the aggregate amounted to 3.8% of our total revenue for the six months ended June 30, 2006, and revenue that was generated from clients in Canada which amounted to 1.7% for the six months ended June 30, 2006, we did not have revenue from any other country in excess of 1.0% of our total revenue for the six months ended June 30, 2006.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Total Revenue	$24,707	$16,005	$47,722	$30,337

Subscription revenue as a percentage of total revenue	80.7%	75.7%	78.7%	75.8%
Income from operations before income tax and interest expense	$3,821	$2,456	$7,209	$4,140

Net cash provided by operating activities	$1,425	$2,208	$2,326	$2,958

	As of June 30,
	2006	2005
Deferred revenue	$17,078	$8,655

The following is a discussion of some of the terms used in the tables above.

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statement of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provide us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. We expect that the percentage of subscription revenue will be in the range of 76-80% of our total revenues through at least 2007.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the year ended December 31,	For the three months ended June 30,		For the six months ended June 30,
	2005	2006	2005	2006	2005
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$6,650	$16,164	$5,572	$12,558	$6,650
Total invoiced subscriptions during period	56,882	20,861	15,205	36,747	24,998
Deferred revenue from acquisition	—	—	—	5,313	—
Subscription revenue recognized during period	(50,974)	(19,947)	(12,122)	(37,540)	(22,993)
Deferred revenue at end of period	$12,558	$17,078	$8,655	$17,078	$8,655

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Unaudited Consolidated Statement of Operations

(In thousands)

(Unaudited)

	For the three months ended June 30,				For the six months ended June 30,
	2006		2005		2006		2005
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription revenue	$19,947	80.7%	$12,122	75.7%	$37,540	78.7%	$22,993	75.8%
Other revenue	4,760	19.3%	3,883	24.3%	10,182	21.3%	7,344	24.2%

Total revenue	24,707	100.0%	16,005	100.0%	47,722	100.0%	30,337	100.0%
Cost of revenue	6,672	27.0%	4,597	28.7%	13,027	27.3%	8,657	28.5%

Gross profit	18,035	73.0%	11,408	71.3%	34,696	72.7%	21,680	71.5%

Operating expenses:
Sales and marketing	5,717	23.1%	3,927	24.5%	11,445	24.0%	7,530	24.8%
General and administrative	5,914	23.9%	3,563	22.3%	11,201	23.5%	6,876	22.7%
Research and development	1,815	7.3%	957	6.0%	3,351	7.0%	2,077	6.8%
Depreciation and amortization	768	3.1%	505	3.2%	1,490	3.1%	1,057	3.5%

Total operating expenses	14,214	57.5%	8,952	55.9%	27,487	57.6%	17,540	57.8%

Income from operations before income tax and interest expense	3,821	15.5%	2,456	15.3%	7,209	15.1%	4,140	13.6%

Interest (income) expense	(682)	(2.8)%	(15)	(0.1)%	(802)	(1.7)%	(3)	(0.0)%
Interest (income) expense on mandatory redeemable preferred shares	0	0%	(5,138)	(32.1)%	0	0%	3,396	11.2%

Income (loss) from operations before income tax	4,503	18.2%	7,609	47.5%	8,011	16.8%	747	2.5%
Income tax expense from continuing operations	1,223	4.9%	219	1.4%	1,452	3.0%	259	0.9%

Net income (loss)	3,280	13.3%	7,390	46.2%	6,559	13.7%	488	1.6%

Accretion of redeemable class B common shares and C commons shares	0	0%	(38,692)	(241.7)%	0	0%	(41,488)	(136.8)%
Net income (loss) available to common shareholders	$3,280	13.3%	$(31,302)	(195.6)%	$6,559	13.7%	$(41,000)	(135.1)%

Revenues

Total revenue increased $8.7 million or 54.4% and $17.4 million or 57.3% during the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 to $24.7 million and $47.7 million, respectively. Our subscription revenue increased by $7.8 million or 64.6% and $14.5 million or 63.3% during the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 to $19.9 million and $37.5 million, respectively. Subscription revenue represented approximately 80% of our revenues for three and six months ended June 30, 2006. This increase is primarily attributable to the Webhire acquisition and the integration of our two sales forces and the continued acceptance of our on-demand model. Our other revenue increased by $0.9 million or 22.6% and $2.8 million or 38.6% to $4.8 million and $10.2 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.   The year- to-date increase was due primarily to an increase in demand for our consulting services resulting from an increase in our subscription based revenues and the receipt of approximately $0.5 million of non-recurring “success” fees related to meeting certain client-specific objectives.  For the remainder of the year we expect subscription based and other revenue to increase from the prior year due to customer acquisitions and additional sales to existing customers.

Cost of Revenue

Our cost of revenue consists primarily of compensation, employee benefits and travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our clients. Additionally, our application hosting costs, amortization of third-party license royalty costs, technical support personnel costs, allocated overhead and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our client base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue. As our business expands, we expect that third-party license royalty costs and personnel costs associated with the delivery of our solutions will continue to fall within a range of approximately 26% to 30% of revenues.

 Cost of revenue increased by $2.1 million or 45.1% and $4.4 million or 50.5% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 to $6.7 million and $13.0 million, respectively. As a percentage of revenue cost of revenue decreased by 1.7% and 1.2% to 27.0% and 27.3% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.   While the adoption of SFAS 123-R added approximately $0.1 million to our cost of revenue and 0.5% cost of revenue as a percentage of revenue, respectively, for the quarter ended June 30, 2006, the decrease in cost of revenue as a percentage of revenue, after adjusting for non-cash compensation associated with the adoption of SFAS 123R, was mostly due to an increase in revenue with minimal corresponding costs.

Sales and Marketing (“S&M”) expense

S&M expense primarily consists of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements. Investment in sales and marketing commencing in 2003 resulted in significant revenue growth during 2004 and 2005. We intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients. As a result, we expect S&M expense to increase. We do not, however, expect sales and marketing expense to increase significantly as a percentage of revenue.

S&M expense increased $1.8 million or 45.6% and $3.9 million or 52.0% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 to $5.7 million and $11.4 million, respectively. Increased staff related expense and travel expense contributed approximately $1.3 million and $0.2 million, respectively, to the increase in S&M expense during the quarter ended June 30, 2006 from the prior year. The increase in compensation and travel expense was attributable primarily to 13 additional employees in S&M.   Additionally, $0.1 million in non-cash stock option expense from our adoption of SFAS 123R in 2006 and $0.2 million of other expense also contributed to the increase in S&M expense for the quarter ended June 30, 2006 over the comparable period in the prior year.   For the six months ended June 30, 2006, increased staff related expense and other compensation including performance bonuses and commissions contributed of $2.5 million and $0.4 million, respectively, to the increase in S&M expense from the prior year.  In addition, $0.3 million in non-cash stock option expense from our adoption of SFAS 123R in 2006, $0.4 million in travel expense, and $0.3 million of other expense also contributed to the increase in S&M expense for the six months ended June 30, 2006 over the comparable period in the prior year.  As a percentage of revenues, S&M expense decreased from 24.5% to 23.1%, and 24.8% to 24.0%, respectively, for the three and six months ended June 30, 2006, compared to the same periods in 2005 due to increased revenues.

General and Administrative (“G&A”) expense

G&A expense primarily consists of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. As we expand our business and incur additional expenses associated with being a public company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies, we believe that G&A expense will increase in dollar amount and may increase as a percentage of revenue in 2006 and future periods.

G&A expense increased by $2.3 million or 66.0% and $4.3 million or 62.9% to $5.9 million and $11.2 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The $2.3 million increase for the quarter ended June 30, 2006 was due in part to an increase in salary expenses of $0.7 million related to the addition of 15 employees.  In addition, non-cash stock option expense from our adoption of SFAS 123R in 2006, travel expense, rent expense and professional fees contributed of $0.5 million, $0.1 million $0.3 million and $0.4 million, respectively, to the increase in G&A expense for the six months ended June 30, 2006 versus the comparable period in the prior year.  The remainder of the increase of $0.3 million was attributable to increases in infrastructure expenses such as phone, supplies, utilities, insurance and other

The $4.3 million increase for the six months ended June 30, 2006 was due in part to an increase in staff related expense of $1.5 million related to the addition of 15 employees from our Webhire acquisition.  In addition, non-cash stock option expense from our adoption of SFAS 123R in 2006, travel expense, rent expense and professional fees contributed of $0.7 million, $0.3 million $0.6 million and $0.6 million, respectively, to the increase in G&A expense for the six months ended June 30, 2006 versus the comparable period in the prior year.  The remainder of the increase of $0.6 million was attributable to increases in infrastructure expenses such as phone, supplies, utilities, insurance and other.  As a percentage of revenue, G&A expense was approximately the same at 23% for each of the six months ended June 30, 2006 and 2005.

Research and Development (“R&D”) expense

R&D expense primarily consists of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel.  Our R&D efforts have been devoted primarily to new product offerings and incidental enhancements and upgrades to our existing products.  Our capitalized software includes a small percentage of our R&D expense.  Capitalized R&D expense totaled $0.3 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively. The remaining R&D expense has been expensed as incurred. We expect R&D expense to increase in the future as we employ more personnel to support enhancements of our solutions and new solutions offerings. However, we expect R&D expense to decrease as a percentage of revenue primarily due to increased efficiencies from our global development center.

R&D expense increased $0.9 million or 89.7% to 1.8 million for the three months ended June 30, 2006 compared to the same period in 2005.  For the six months ended June 30, 2006 R&D expense increased $1.3 million or 61.3% to $3.4 million.  The $0.9 million and 1.3 million increase in R&D for the three and six months ended June 30, 2006 was due primarily to the addition of 27 developers.  As a percentage of revenues, R&D expense increased from 6.0% to 7.3%, for the three months ended June 30, 2006 and remained the same at approximately 7.0%, for the six months ended June 30, 2006, compared to the same periods in 2005.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.3 million and $0.4 million or approximately 52.1% and 41.0% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 to $0.8 million and $1.5 million, respectively.  In the future, we expect depreciation and amortization expense to increase due to recent capital purchases.

Interest income on mandatory redeemable shares

Interest income on mandatory redeemable shares decreased $5.1 million following the redemption of class A and B preferred shares during the company’s initial public offering.

Income tax expense on operations

Income tax expense on operations increased by $1.0 million and $1.2 million or approximately 460% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.  The increase in expense was due to increased taxable income and the full utilization of our federal net operating loss carryforwards from the prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our line of credit and the issuance of preferred and common stock. As of June 30, 2006, we had cash and cash equivalents of $76.9 million and accounts receivable of $16.0 million. In addition, we had $0.3 million of debt and less than $0.4 million in capital equipment leases.

Our cash provided from operations was $2.3 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively.  Cash used in investing activities was $36.7 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively.  Cash provided by financing activities was $68.1 million and $13.8 million for the six months ended June 30, 2006 and 2005, respectively.  Our net increase in cash and cash equivalents was $33.4 million for the six months ended June 30, 2006, resulting from our net proceeds of $66.5 million from our follow-on equity offering completed in March 2006, and our net increase in cash and cash equivalents was $15.3 million for the six months ended June 30, 2005 resulting from our net proceeds of $14.4 million from our initial public offering completed in June 2005.   We expect this positive cash flow to continue in future periods.

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

On April 10, 2006, we acquired all of the outstanding stock of Knowledge Workers Inc., a human capital consulting and technology firm based in Denver Colorado, for a purchase price of approximately $2.5 million in cash.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $2.6 million.

Operating Activities

Net cash provided by operating activities was $2.3 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively.  Net cash provided by operating activities for the six months ended June 30, 2006 primarily resulted from net income of approximately $6.6 million and non-cash charges to net income of $2.8 million partially offset by an increase in accounts and unbilled receivables of $5.2 million, a decrease in deferred revenue of $0.8 million, net changes in working capital of $0.3 million, and a $0.8 million reduction in taxes payable resulting from our adoption of FAS 123R in 2006.  Net cash provided by operating activities for the six months ended June 30, 2005 primarily resulted from non-cash charges to net income of $4.8 million, an increase in deferred revenue of $2.0 million and net income of approximately $0.5 million offset by an increase in accounts and unbilled receivables of $3.3 million and net changes in working capital of $1.0 million.  For the six months ended June 30, 2005, non-cash charges include $3.4 million of interest expense from the redeemable preferred stock.

Investing Activities

Net cash used in investing activities was $36.7 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively.  Cash flows from investing activities for the six months ended June 30, 2006 was primarily related to the $32.4 million acquisition of Webhire, Inc., net of cash received, the $2.2 million acquisition of Knowledge Workers, Inc., net of cash received, and purchases totaling $2.1 million for capitalized software and computer hardware.  Capital expenditures for the six months ended June 30, 2005 was related to a $0.6 million purchase of land in India for future expansion of business operations and $0.8 million for capitalized software activities and purchases of computer hardware.  In the future, we expect our capital expenditures to increase as revenues increase and business needs arise.

Financing Activities

Net cash provided by financing activities was $68.1 million and $13.8 million for the six months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006, net cash provided by financing activity consisted of net proceeds from our follow-on public offering of $66.5 million, net proceeds from stock option exercises of $1.2 million and excess tax benefits from share-based payment arrangements of $0.8 million, partially offset by the repayments of capital lease obligations of $0.2 million, repayment of notes payable of $0.1 million, and deferred financing costs of $0.1 million.   For the six months ended June 30, 2005, net cash provided by financing activity consisted of net proceeds from our initial public offering of $54.4 million offset by the cost of the redemption of our series A and B preferred shares of $40.0 million, the repurchase of shares of our common stock owned by certain of our former employees of $0.5 million and repayments of capital lease obligations of $0.1 million.

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

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances indicate that the carrying value may not be recoverable. We have reviewed the carrying values of goodwill of each business unit by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill.  Through June 30, 2006, we have not observed any changes to our business units which would lead us to believe that our goodwill or other identified intangibles’ carrying value exceeds their fair values.

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

•               The expected term represents the period of time that awards granted are expected to be outstanding and is    currently based upon an average of the contractual life and the vesting period of the options.    With the passage of time actual behavioral patterns surrounding the expected term will replace the current methodology.   Changes in the future exercise behavior of employees or in the vesting period of the award could result in a change in the expected term. An increase in the expected term would result in an increase to our expense.

•               The risk-free interest rate is based on the U.S. Treasury yield curve in effect at time of grant. An increase in the risk-free interest rate would result in an increase in our expense.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. For the six months ended June 30, 2006 our self-insurance accrual totaled $0.3 million. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the six months ended June 30, 2006, approximately 92.4% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S-generated sales would not have resulted in a material change to our results. As of June 30, 2006, we were not engaged in any foreign currency hedging activities.

The financial position and operating results of our United Kingdom and India operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments was approximately $0.3 million at June 30, 2006, and is included in accumulated other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

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

Item 4: Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 which could materially affect our business, financial condition or future results of operations.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  There has been no material changes from the risk factors previously disclosed in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 17, 2006 (the “Annual Meeting”).

At the Annual Meeting, Troy A. Kanter and Renee B. Booth were each nominated for, and elected by the shareholders to, our Board of Directors (the “Board”).  These individuals will serve on our Board along with Elliot H. Clark, Joseph A. Konen, Richard J. Pinola, Barry M. Abelson, Nooruddin S. Karsan and John A. Nies, each of whose terms continued after the Annual Meeting.  The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	For	Withheld
Troy Kanter	10,897,934	6,420,146
Renee Booth	16,809,459	508,621

At the Annual Meeting, the shareholders also voted on the adoption of the Kenexa Corporation 2006 Employee Stock Purchase Plan as follows:

Votes
For:	15,666,498
Against:	351,309
Abstain:	4,000
Broker Non-Votes:	—

At the Annual Meerting, the shareholders also voted on the ratification of the Audit Committee’s approval of the continuing service of BDO Seidman, LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 as follows:

Votes
For:	10,405,867
Against:	6,910,677
Abstain:	1,536

Item 5: Other Information

Not applicable.

Item 6: Exhibits

The following exhibits are filed herewith:

10.1                  Kenexa Corporation 2006 Employee Stock Purchase Plan

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

August 9, 2006

Kenexa Corporation

/s/	Nooruddin S. Karsan
Nooruddin S. Karsan
Chairman of the Board and Chief Executive Officer

/s/	Donald F. Volk
Donald F. Volk
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number and Description

Exhibit 10.1       Kenexa Corporation 2006 Employee Stock Purchase Plan

Exhibit 31.1       Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2       Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1                    Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.