Form 10-Q
period 2006-09-30
KENEXA CORP
filed 2006-11-13
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes  ☐    No  ☒

On November 8, 2006, 20,632,273 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended September 30, 2006
Table of Contents

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

Kenexa Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$ 83,109	$ 43,499
Accounts receivable, net of allowance for doubtful accounts of $590 and $447	16,237	10,306
Unbilled receivables	1,945	312
Deferred income taxes	6,628	2,519
Prepaid expenses and other current assets	2,459	2,134
Total current assets	110,378	58,770
Property and equipment, net of accumulated depreciation	5,900	4,737
Software, net of accumulated depreciation	2,324	850
Goodwill	48,826	8,815
Intangible assets, net of accumulated amortization	1,973	125
Deferred financing costs, net of accumulated amortization	98	50
Other assets	932	552
Total assets	$ 170,431	$ 73,899

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, current	$ 479	$ 95
Accounts payable	3,520	2,306
Commissions payable	1,137	834
Accrued compensation and benefits	6,224	4,590
Other accrued liabilities	3,543	2,177
Deferred revenue	18,759	12,588
Capital lease obligations	228	219
Total current liabilities	33,890	22,809
Notes payable, less current portion	153	108
Capital lease obligations, less current portion	103	185
Deferred taxes	606	—
Other liabilities	19	55
Total liabilities	34,771	23,157

Shareholders’ equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 20,596,873 and 17,459,044 shares issued, respectively	206	174
Additional paid-in capital	170,376	97,140
Deferred compensation	—	(1,040)
Notes receivable for common stock	—	(120)
Accumulated other comprehensive loss	(257)	(30)
Accumulated deficit	(34,665)	(45,382)
Total shareholders’ equity	135,660	50,742
Total liabilities and shareholders’ equity	$ 170,431	$ 73,899

See accompanying notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue
Subscription revenue	$ 23,185	$ 13,377	$ 60,725	$ 36,370
Other revenue	4,827	3,857	15,010	11,201
Total revenue	28,012	17,234	75,735	47,571
Cost of revenue (exclusive of depreciation, shown separately below)	8,392	4,935	21,419	13,592
Gross profit	19,620	12,299	54,316	33,979
Operating expenses:
Sales and marketing	5,991	4,218	17,436	11,748
General and administrative	5,771	4,036	16,972	10,912
Research and development	2,218	961	5,570	3,038
Depreciation and amortization	872	498	2,362	1,555
Total operating expenses	14,852	9,713	42,340	27,253

Income from operations before income taxes and interest expense	4,768	2,586	11,976	6,726
Interest income	764	220	1,566	222
Interest on mandatory redeemable shares	—	—	—	3,396
Income from operations before income tax	5,532	2,806	13,542	3,552
Income tax expense on operations	1,373	219	2,825	477
Net income	$ 4,159	$ 2,587	$ 10,717	$ 3,075
Accretion of redeemable class B common shares and class C common shares	—	—	—	41,488
Net income (loss) available to common shareholders	$ 4,159	2,587	10,717	(38,413)

Basic net income (loss) per share to common shareholders	$ 0.20	$ 0.15	$ 0.55	$ (4.02)
Weighted average shares used to compute net income (loss) to common shareholders per common share – basic	20,407,856	17,436,026	19,626,010	9,558,486

Diluted net income (loss) per share to common shareholders	$ 0.20	$ 0.15	$ 0.53	$ (4.02)
Weighted average shares used to compute net loss available to common shareholders per common share - diluted	20,922,015	17,851,098	20,183,995	9,558,486

See accompanying notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficiency)
(in thousands)
(Unaudited)

					Stockholders’ Equity (Deficiency)
	Common Stock Redeemable		Redeemable Participating Preferred Stock		Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Deferred	Note Receivable Common	Total Stockholders’ Equity	Comprehensive
	Class B	Class C	Series A	Series B	Stock	Capital	(Deficit)	(Loss) Income	Stock	Compensation	Stock	(Deficiency	(Loss) Income
Balance, December 31, 2004	$ 5,291	$ 4,571	$ 41,727	$ 17,178	$ 80	$ 4,363	$ (44,368)	$ 94	$ (8,772)	$ (454)	$ (519)	$ (49,576)	$ (3,998)
Stock repurchase	—	—	—	—	—	—	—	—	(515)	—	—	(515)	—
Retirement of Treasury Stock	—	—	—	—	(28)	(2,154)	(7,105)	—	9,287	—	—	—	—
Payments received on notes receivable for class A common stock	—	—	—	—	—	—	—	—	—	—	399	399	—
Accretion of common stock to redemption values	20,859	20,630	(664)	2,243	—	(41,488)	—	—	—	—	—	(41,488)	—
Accrued dividends	—	—	1,147	670	—	—	—	—	—	—	—	—	—
Loss on currency exchange	—	—	—	—	—	—	—	(124)	—	—	—	(124)	(124)
Deferred stock compensation related to stock options	—	—	—	—	—	1,220	—	—	—	(1,220)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	634	—	634
Option exercises	—	—	—	—	—	147	—	—	—	—	—	147	—
Warrant exercises	—	—	—	—	4	(4)	—	—	—	—	—	—	—
Initial public stock offering, net	—	—	(28,600)	(11,400)	57	61,466	—	—	—	—	—	61,523	—
Conversion of preferred stock to common stock upon public offering	—	—	(13,610)	(8,691)	18	22,282	—	—	—	—	—	22,300	—
Conversion of class B and class C redeemable common stock to class A common upon public offering	(26,150)	(25,201)	—	—	43	51,308	—	—	—	—	—	51,351	—
Net income	—	—	—	—	—	—	6,091	—	—	—	—	6,091	6,091
Balance, December 31, 2005	$ —	$ —	$ —	$ —	$ 174	$ 97,140	$ (45,382)	$ (30)	$ —	$ (1,040)	$ (120)	$ 50,742	$ 5,967
Payments received on notes receivable for class A common stock	—	—	—	—	—	—	—	—	—	—	120	120	—
Loss on currency exchange	—	—	—	—	—	—	—	(227)	—	—	—	(227)	(227)
Adoption of SFAS 123R	—	—	—	—	—	(1,040)	—	—	—	1,040	—	—	—
Option exercises	—	—	—	—	2	1,760	—	—	—	—	—	1,762	—
Warrant exercises	—	—	—	—	2	(2)	—	—	—	—	—	—	—
Stock Compensation Expense	—	—	—	—	—	1,946	—	—	—	—	—	1,946	—
APIC Tax Pool	—	—	—	—	—	1,149	—	—	—	—	—	1,149	—
Follow-on stock offering, net	—	—	—	—	27	66,255	—	—	—	—	—	66,282	—
Issuance of common stock for Gantz Wiley Research	—	—	—	—	1	3,168	—	—	—	—	—	3,169	—
Net income	—	—	—	—	—	—	10,717	—	—	—	—	10,717	10,717
Balance, September 30, 2006	$ —	$ —	$ —	$ —	$ 206	$ 170,376	$ (34,665)	$ (257)	$ —	$ —	$ —	$ 135,660	$ 10,490

See accompanying independent auditors’ report and notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005

Cash flows from operating activities
Net income from continuing operations	$ 10,717	$ 3,075
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,362	1,555
Non-cash interest expense	72	—
Share-based compensation	1,946	475
Excess tax benefits from share-based payment arrangements	(1,149)	—
Amortization of deferred financing fees	79	69
Bad debt expense	(69)	154
Accrued interest on mandatory redeemable preferred stock	—	3,396
Deferred taxes	(1,834)	(993)
Changes in assets and liabilities
Accounts and unbilled receivables	(4,548)	(2,994)
Prepaid expenses and other current assets	276	(896)
Other assets	(112)	87
Accounts payable	561	1,107
Accrued compensation and other accrued liabilities	1,957	1,804
Commissions payable	249	237
Deferred revenue	673	4,331
Other liabilities	(35)	(35)
Net cash provided by operating activities	11,145	11,372

Cash flows from investing activities
Purchases of property and equipment	(3,024)	(2,840)
Acquisitions, net of cash acquired	(37,129)	(164)
Net cash used in investing activities	(40,153)	(3,004)

Cash flows from financing activities

Repayments of notes payable	(44)	(16)
Repurchase of common shares	—	(515)
Collections of notes receivable	120	160
Excess tax benefits from share-based payment arrangements	1,149	—
Net proceeds from initial public offering of common stock	—	61,840
Redemption of series A and B preferred stock	—	(40,000)
Net proceeds from follow-on offering of common stock	66,282	—
Deferred financing costs	(128)	(16)
Net proceeds from option exercises	1,762	—
Repayments of capital lease obligations	(302)	(171)
Net cash provided by financing activities	68,839	21,282

Effect of exchange rate changes on cash and cash equivalents	(221)	(51)
Net increase in cash and cash equivalents	39,610	29,599
Cash and cash equivalents at beginning of year	43,499	9,494

Cash and cash equivalents at end of period	$ 83,109	$ 39,093

See accompanying notes to consolidated financial statements.

Supplemental disclosures of cash flow information

Cash paid during the year for:
Interest expense	$ 401	$ 181
Income taxes	$ 2,059	$ 360

Non-cash investing and financing activities
Capital lease obligations	$ 114	$ 92
Notes receivable applied to accrued bonus	—	$ 151
Accretion of class B common stock and class C common stock to redemption value	$ —	$ 41,448
Redemption and conversion of class B and class C common stock to common stock	$ —	$ 51,351

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

2. Summary of Significant Accounting Policies

The accompanying financial statements for the three and nine months ended September 30, 2006 and 2005 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or eliminated.  The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance, taxes and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with the internet hosting arrangements. These costs are deferred over the implementation period, typically three to four months, and are expensed ratably over the subscription period, typically one to three years.  These amounts aggregated $858 and $1,089 at September 30, 2006 and December 31, 2005, respectively. The current portion of these deferred costs of $675 and $979 at September 30, 2006 and December 31, 2005, respectively, are included in other current assets.  The noncurrent portion of these deferred costs of $183 and $110 at September 30, 2006 and December 31, 2005, respectively, are included in other assets in the accompanying consolidated balance sheets.

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

The Company capitalized software costs for the nine months ended September 30, 2006 of $1,839.  Amortization of capitalized internal-use software costs for the nine months ended September 30, 2006 was $934.

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

The Company reimburses out-of-pocket expenses incurred in accordance with EITF issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  Before the December 15, 2001 effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs.  For the nine months ended September 30, 2006, reimbursed expenses totaled $1,087.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management’s judgment and historical experience.  Self-insurance accruals totaled $322 and $190 at September 30, 2006 and December 31, 2005, respectively. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable.  Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries.  The clients are concentrated primarily in the Company’s U.S. market area.  At September 30, 2006, there were no clients that represented more than 10% of the net accounts receivable balance.  There were no clients that individually exceeded 10% of the Company’s revenues.

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

We expect the application of the expensing provisions of SFAS 123R will result in a pretax expense of approximately $2,510 in 2006. Based on the same assumptions used to value our 2006 compensation expense, we estimate our pretax expense associated with our stock-based compensation plans will approximate $2,124 in 2007 and $1,550 in 2008.

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

Earnings (Loss) Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had net income available to common shareholders for the three month period ended September 30, 2006 and 2005 and the nine month period ended September 30, 2006 and a net loss available to common shareholders for the nine month period ended September 30, 2005.  As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at September 30, 2005 were not included in the computation of diluted earnings per share for the period then ended as they were antidilutive.  Income (loss) per share is computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net income	$ 4,159	$ 2,587	$ 10,717	$ 3,075
Accretion of redeemable class B common stock and redeemable class C common stock	—	—	—	41,488

Net income (loss) available to common shareholders	$ 4,159	$ 2,587	$ 10,717	$ (38,413)

Weighted average shares used to compute net income (loss) available to common shareholders per common share - basic	20,407,856	17,436,026	19,626,010	9,558,486

Effect of dilutive stock options and warrants	514,159	415,072	557,985	—

Weighted average shares used to compute net income (loss) available to common shareholders per common share – diluted	20,922,015	17,851,098	20,183,995	9,558,486

Basic net income (loss) per share to common shareholder	$ 0.20	$ 0.15	$ 0.55	$ (4.02)

Diluted net income (loss) per share to common shareholder	$ 0.20	$ 0.15	$ 0.53	$ (4.02)

Stock-Based Compensation

The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Company’s Board of Directors (the “Board”) in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options to employees and directors at the discretion of the Board or a committee of the Board.  The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”).  As of September 30, 2006, there were options to purchase 1,518,458 shares of common stock outstanding under the 2005 Option Plan.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan. As of September 30, 2006, there were a total of 3,142,479 shares of common stock not subject to outstanding options and available for issuance under the 2005 Option Plan.  The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company.  Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan expire between the fifth and tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant.  Unexercised stock options may expire up to 90 days after an employee’s termination.

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

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  In 2005 and 2006, the fair value of each grant was estimated using the Black-Scholes valuation model.  Expected volatility was based upon a weighted average of peer companies, comparable indices, and the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options.  The estimated forfeiture rate was based upon an analysis of historical data.   The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant.  The following table provides the assumptions used in determining the fair value of the stock-based awards for each of the quarters during the year ended December 31, 2005 and for the quarters ended March 31, 2006 and June 30, 2006, respectively.  No options were granted during the quarter ended September 30, 2006.

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Expected volatility	51.3%	51.3%	51.3%	51.3%	39.5%	40.8%
Expected dividends	0	0	0	0	0	0
Expected term (in years)	4 – 6.5	4 – 6.5	4 – 6.5	4 – 6.5	4	4 - 5
Risk-free rate	4.5%	4.5%	4.5%	4.5%	4.7%	5.1%

A summary of the status of the Company’s stock options as of December 31, 2005 and September 30, 2006 and changes during the period then ended is as follows:

	Options Outstanding			Options Exercisable
	Shares available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2005	3,265,859	1,562,181	$ 11.74	638,781	$ 12.08
Granted	(203,000)	203,000	$ 24.03	—	—
Exercised	—	(167,103)	$ 10.54	—	—
Forfeited or expired	79,620	(79,620)	$ 19.39	—	—
Balance at September 30, 2006	3,142,479	1,518,458	$ 13.11	503,758	$ 12.96

The total intrinsic value of options exercised during the quarter ended September 30, 2006 was $955.  No options were exercised during the quarter ended September 30, 2005.

A summary of the status of the Company’s nonvested share options as of December 31, 2005 and September 30, 2006 and changes during the period then ended is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2005	923,400	$8.10
Granted	203,000	$9.27
Vested	(38,000)	$8.76
Forfeited or expired	(73,700)	$7.77
Nonvested at September 30, 2006	1,014,700	$8.16

As of September 30, 2006, there was $5,344 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Option Plan and the 2000 Option Plan.  That cost is expected to be recognized over a weighted-average period of 4.0 years.

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

Prior to January 1, 2006 the Company accounted for stock options under Accounting Principles Board (“APB”) Opinion 25.  Had compensation expense for stock options granted been determined based on the fair value at the grant dates under the provisions of SFAS 123, the Company’s pro forma net income for the three and nine months ended September 30, 2005 would have been as follows:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005

Net income as reported	$2,587	$3,075
Add: stock based employee compensation expense included in reported net income, net of tax	119	514
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	608	756

Pro forma net income	$2,098	$2,833

Accretion of redeemable class B common stock, class C common stock, series A preferred stock and series B preferred stock	$—	$(41,488)

Pro forma net income (loss) available to common shareholders	$2,098	$(38,655)

Basic and diluted net income (loss) per share to common shareholder, as reported:	$0.15	$(4.02)
Basic and diluted net income (loss) per share to common shareholder, pro forma:	$0.12	$(4.04)

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable and accounts payable at September 30, 2006 and 2005 approximate fair value of these instruments.

3. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
Equipment	$7,411	$7,338
Software	9,194	6,583
Office furniture and fixtures	1,292	1,175
Leasehold improvements	1,094	645
Land	708	578
Software in development	276	846

Total	19,975	17,165
Less accumulated depreciation	11,751	11,578

Net	$8,224	$5,587

Equipment, office furniture and fixtures included capital leases totaling $2,397 and $2,241 at September 30, 2006 and December 31, 2005, respectively. Depreciation expense, including assets under capital leases, was $2,362 and $2,074 for the nine months ended September 30, 2006 and year ended December 31, 2005, respectively.

4. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2006	December 31, 2005
Accrual for discontinued operations	$—	$71
Accrued professional fees	107	260
Straight line rent accrual	342	199
Other taxes payable (non-income tax)	197	220
Income taxes payable	2,206	1,084
Other liabilities	692	343

Total other accrued liabilities	$3,543	$2,177

5. Line of Credit

On December 29, 2005, the Company entered into an amendment (the “2005 Amendment”) to its revolving credit facility with PNC Bank, N.A. Under the terms of the 2005 Amendment, the Company’s maximum borrowings under the revolving credit facility increased from $10,000 to $25,000, including availability of up to $2,000 for letters of credit. No amounts were outstanding on the line on September 30, 2006.  On January 13, 2006, the Company borrowed $25,000 from the revolving credit facility for working capital purposes.  On March 14, 2006, the Company repaid the balance due on the revolving credit facility.

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

7. Equity

On March 8, 2006, the Company completed a follow-on offering of 2,425,000 shares of its common stock at $27.00 per share.  The Company also sold an additional 216,800 shares of its common stock to cover over-allotments of shares.  The aggregate net proceeds to the Company from the offering, after payment of all offering expenses and commissions, were approximately $66,282.  In addition, 3,510,700 shares, which included an over-allotment of 585,700 shares, of its common stock were sold in the offering by selling shareholders.  The Company received no proceeds from common stock sold by the selling shareholders in the offering.

8. Related Party

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. The Company paid Pepper Hamilton LLP, net of insurance coverage, $1,446 and $1,010 for the nine months ended September 30, 2006 and 2005, respectively, for costs associated with the Company’s follow-on offering, initial public offering and other general legal matters.

9. Acquisitions

Gantz Wiley Research

On August 14, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., acquired all of the outstanding stock of Gantz Wiley Research, an employee and customer research firm based in Minneapolis, Minnesota, for a purchase price of approximately $2,652 in cash and $3,170 in stock consideration.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $5,851.  In connection with the acquisition $600 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against Gantz Wiley Research under the acquisition agreement.  The escrow agreement will remain in place for one year from the acquisition date, and any funds remaining in the escrow account at the end of the one year period will be distributed to the stockholder of Gantz Wiley Research.  In addition, the acquisition agreement with Gantz Wiley Research contains an earnout provision which provides for the payment of additional consideration by the Company based upon the annual revenues of Gantz Wiley Research through December 31, 2006.  Depending upon the results, contingent consideration ranging from $300 to $1,300 may be due and payable in cash and equity during the first quarter of 2007 to the former shareholder of Gantz Wiley Research.

Knowledge Workers

 On April 10, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., and Kenexa Acquisition Corp., a wholly-owned subsidiary of Kenexa Technology, acquired all of the outstanding stock of Knowledge Workers, Inc., a human capital consulting and technology firm based in Denver, Colorado, for a purchase price of approximately $2,476 in cash.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $2,570.  In connection with the acquisition the Company deposited $100 into an escrow account to cover any claims for indemnification made by the Company against Knowledge Workers, Inc. under the acquisition agreement.  The escrow agreement will remain in place for two years from the acquisition date.

Webhire

On January 13, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., and Kenexa Acquisition Corp., a wholly-owned subsidiary of Kenexa Technology, completed its acquisition of Webhire, Inc. (“Webhire”) for approximately $34,395 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $636, was approximately $35,031.

Approximately $5,000, or 14.5% of the aggregate purchase price, remains deposited in an escrow account to cover any claims for indemnification made by the Company against Webhire under the acquisition agreement.  Assuming there are no indemnification claims, this amount will be released to the former stockholders of Webhire on or about January 13, 2007.

Webhire’s results of operations were included in the Company’s consolidated financial statements beginning on January 1, 2006.

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and short-term investments	$2,793
Accounts receivable, net of allowance of $187	2,005
Prepaid expenses and other current assets	461
Property & equipment	623
Other assets	209
Trademark/tradename, service marks & domain name	20	Indeterminable
Customer Lists	1,031	22 years
Internally developed software	877	3 years
Goodwill	32,925	Indeterminable
Deferred income taxes	1,525	15 years

Less: Liabilities assumed
Notes payable	26
Capital lease obligations	102
Accounts payable	294
Accrued expenses	1,549
Other liabilities	226
Deferred revenue	5,313
Total Cash Purchase Price	$34,959

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

In accordance with Statement of Financial Accounting Standard No. 141 the purchase price allocation for Webhire has been updated to reflect additional transaction fees and additional information concerning our deferred income tax analysis since the acquisition.  The deferred income tax and corresponding valuation allowance have been increased to reflect current estimates relating to the utilization of the acquired NOL as well as any NOL limitations from the acquisition.  These adjustments and any future adjustments to the deferred tax asset or corresponding NOL will be adjusted through the goodwill and recorded as part of the transaction.  The valuation of the net operating loss tax attributes of $1,525 was based upon the anticipated use of the present value of cash flows from Webhire’s net operating losses.

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

If the Webhire acquisition had occurred on January 1, 2005, the unaudited pro forma results of operations for the three and nine months ended September 30, 2005 would have been:

	(in thousands)
	Three months ended September 30, 2005	Nine months ended September 30, 2005
Revenue	$20,210	$56,640
Net loss available to common shareholders – diluted	2,817	(37,714)
Net loss per share available to common shareholders - diluted	$0.16	$(3.95)

10. Subsequent Events

On October 6, 2006, the Company entered into an Equity Purchase Agreement and Agreement and Plan of Merger to acquire BrassRing Inc. and BrassRing LLC.  The total consideration payable in the acquisition will be approximately $115,000, subject to closing adjustments for working capital.  The acquisition is subject to regulatory approval and the approval of BrassRing’s stockholders and other customary closing conditions.  The Company and BrassRing have made customary representations, warranties and covenants in the Agreement.  The Company expects to complete this acquisition in the fourth quarter of 2006.

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

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the nine months ended September 30, 2006 and 2005, revenue from these subscriptions comprised approximately 80.2% and 76.5%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services.  As a result, since 1999 discrete professional services have represented a consistently decreasing percentage of our revenue.  We expect that trend to continue.

We sell our solutions to large and medium-sized organizations through our direct sales force.  As of December 31, 2005, we had a client base of approximately 2,200 companies, including approximately 119 companies on the Fortune 500 list published in April 2005. As a result of the acquisitions of Webhire, Inc., Knowledge Workers and Gantz Wiley Research in 2006, we increased our client base to approximately 2,400 companies, including approximately 131 companies on the Fortune 500 list published in April 2005. Our client base includes companies that we billed for services during the year ended December 31, 2005 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $50 million, or 64.0%, of our total revenue for the nine months ended September 30, 2006.

2. Recent Events

On January 13, 2006, we acquired Webhire, Inc., a provider of end-to-end talent acquisition solutions for recruitment and human resource professionals in middle-market enterprises across all industries, for approximately $34.4 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.6 million, was approximately $35.0 million.  The strategic rationale for acquiring Webhire included expanding our market opportunity and product suite, broadening our vertical market specialization and increasing our customer base through cross-sales to Webhire’s customers.

On March 8, 2006, we completed our follow-on public offering of 2,425,000 shares of our common stock at a price of $27.00 per share.  We also sold an additional 216,800 shares of our common stock to cover over-allotments of shares.  Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $66.3 million.  In addition, certain of our shareholders sold an aggregate of 3,510,700 shares of our common stock in the offering, including an over-allotment of 585,700 shares.  We received no proceeds from the common stock sold by the selling shareholders in the offering.

On April 10, 2006, we acquired Knowledge Workers Inc., a human capital consulting and technology firm based in Denver Colorado, for approximately $2.5 million in cash.  The total cost of the acquisition, including estimated legal, accounting, and other professional fess, was approximately $2.6 million.

On August 14, 2006, we acquired Gantz Wiley Research, an employee and customer survey data analysis firm based in Minneapolis, Minnesota, for a purchase price of approximately $2.7 million in cash and $3.2 million in stock consideration.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $5.9 million.  In addition, our agreement with Gantz Wiley contains an earnout provision which provides for the payment of additional consideration by the Company based upon the annual revenues of Gantz Wiley Research through December 31, 2006.  Depending upon the results, contingent consideration ranging from $0.3 million to $1.3 million may be due and payable in cash and equity during the first quarter of 2007 to the former shareholder of Gantz Wiley.

On October 6, 2006, we entered into an Equity Purchase Agreement and Agreement and Plan of Merger to acquire BrassRing Inc. and BrassRing LLC.  The total consideration payable in the acquisition will be approximately $115 million , subject to closing adjustments for working capital.  The acquisition is subject to regulatory approval and the approval of BrassRing’s stockholders and other customary closing conditions.  Both, Kenexa and BrassRing, have made customary representations, warranties and covenants in the Agreement.  We expect to complete this acquisition in the fourth quarter of 2006.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years.  The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will maintain our renewal rate of approximately 90.0% of the aggregate contract value up for renewal for 2006, 2007 and 2008. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As the subscription component of our revenue has grown and clients’ willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown at a higher rate than our revenue. As of September 30, 2006, deferred revenue increased to $18.8 million from $12.6 million at December 31. 2005.  We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

We generate substantially all of our revenue from within the United States. For the nine months ended September 30, 2006, approximately 91.5% of our total revenue was derived from sales in the United States.  During the nine months ended September 30, 2006, approximately 8.5%, of our total revenue was derived from areas outside the United States. Other than the revenue that we generated from clients in the Netherlands and the United Kingdom, which in the aggregate amounted to 4.7% of our total revenue for the nine months ended September 30, 2006, and revenue that was generated from clients in Canada which amounted to 2.5% for the nine months ended September 30, 2006, we did not have revenue from any other country in excess of 1.0% of our total revenue for the nine months ended September 30, 2006.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenue	$28,012	$17,234	$75,735	$47,571
Subscription revenue as a percentage of total revenue	82.8%	77.6%	80.2%	76.5%
Income from operations before income tax and interest expense	$4,768	$2,586	$11,976	$6,726

Net cash provided by operating activities	$8,818	$8,412	$11,145	$11,372

	As of September 30,
	2006	2005
	(unaudited)	(unaudited)
Deferred revenue	$18,759	$11,031

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the year ended December 31,	For the three months ended September 30,		For the nine months ended September 30,
	2005	2006	2005	2006	2005
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Deferred revenue at the beginning of the period	$6,650	$17,078	$8,655	$12,558	$6,650
Total invoiced subscriptions during period	56,882	24,681	15,753	61,428	40,751
Deferred revenue from acquisition	—	185	—	5,498	—
Subscription revenue recognized during period	(50,974)	(23,185)	(13,377)	(60,725)	(36,370)
Deferred revenue at end of period	$12,558	$18,759	$11,031	$18,759	$11,031

5. Results of Operations

Three and nine months ended September 30, 2006 compared to three and nine months ended September 30, 2005

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Unaudited Consolidated Statement of Operations
(In thousands)
(Unaudited)

	For the three months ended September 30,				For the nine months ended September 30,
	2006		2005		2006		2005
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription revenue	$23,185	82.8%	$13,377	77.6%	$60,725	80.2%	$36,370	76.5%
Other revenue	4,827	17.2%	3,857	22.4%	15,010	19.8%	11,201	23.5%

Total revenue	28,012	100.0%	17,234	100.0%	75,735	100.0%	47,571	100.0%
Cost of revenue	8,392	30.0%	4,935	28.6%	21,419	28.3%	13,592	28.6%

Gross profit	19,620	70.0%	12,299	71.4%	54,316	71.7%	33,979	71.4%

Operating expenses:
Sales and marketing	5,991	21.4%	4,218	24.5%	17,436	23.0%	11,748	24.7%
General and administrative	5,771	20.6%	4,036	23.4%	16,972	22.4%	10,912	22.9%
Research and development	2,218	7.9%	961	5.6%	5,570	7.4%	3,038	6.4%
Depreciation and amortization	872	3.1%	498	2.9%	2,362	3.1%	1,555	3.3%

Total operating expenses	14,852	53.0%	9,713	56.4%	42,340	55.9%	27,253	57.3%

Income from operations before income tax and interest expense	4,768	17.0%	2,586	15.0%	11,976	15.8%	6,726	14.1%

Interest (income) expense	(764)	(2.7)%	(220)	(1.3)%	(1,566)	(2.1)%	(222)	(0.5)%
Interest (income) expense on mandatory redeemable preferred shares	0	0%	0	0%	0	0%	3,396	7.1%

Income (loss) from operations before income tax	5,532	19.7%	2,806	16.3%	13,542	17.9%	3,552	7.5%
Income tax expense from continuing operations	1,373	4.9%	219	1.3%	2,825	3.7%	477	1.0%

Net income (loss)	4,159	14.8%	2,587	15.0%	10,717	14.2%	3,075	6.5%

Accretion of redeemable class B common shares and C commons shares	0	0%	0	0%	0	0%	41,488	87.2%
Net income (loss) available to common shareholders	$4,159	14.8%	$2,587	15%	$10,717	14.2%	$(38,413)	(80.7)%

Revenues

Total revenue increased $10.8 million or 62.5% and $28.2 million or 59.2% to $28.0 million and $75.7 million during the three and nine months ended September 30, 2006, respectively compared to the same periods in 2005. Our subscription revenue increased by $9.8 million or 73.3% and $24.4 million or 67.0% to $23.2 million and $60.7 million during the three and nine months ended September 30, 2006, respectively compared to the same periods in 2005. Subscription revenue represented approximately 82.8% and 80.2% of our revenues for three and nine months ended September 30, 2006, respectively. A portion of the increase in subscription revenues is attributable to our recent acquisitions of Webhire and Gantz Wiley in our results. Our other revenue increased by $1.0 million or 25.1% and $3.8 million or 34.0% to $4.8 million and $15.0 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.  The year-to-date increase was due primarily to an increase in demand for our consulting services resulting from an increase in our subscription based revenues and the receipt of approximately $0.5 million of non-recurring “success” fees related to meeting certain client-specific objectives.  For the remainder of the year we expect subscription based and other revenue to increase from the prior year due to customer acquisitions and additional sales to existing customers.

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

 Cost of revenue increased by $3.5 million or 70.1% and $7.8 million or 57.6% to $8.4 million and $21.4 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. As a percentage of revenue, cost of revenue increased by 1.4% to 30.0% for the three months ended September 30, 2006 and remained approximately the same at 28.3% for the nine months ended September 30, 2006 compared to the same periods in 2005.  While the adoption of SFAS 123-R added approximately $0.1 million or 0.5% to our cost of revenue as a percentage of revenue, for the quarter ended September 30, 2006, the increase in cost of revenue as a percentage of revenue, after adjusting for non-cash compensation associated with the adoption of SFAS 123R, was mostly due to an increase in consulting salaries.

Sales and Marketing (“S&M”) expense

S&M expense primarily consists of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements. Investment in sales and marketing commencing in 2003 resulted in significant revenue growth during 2004 and 2005. We intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients. As a result, although we expect S&M expense to increase, we also expect S&M to continue to decrease as a percentage of revenue for the next twelve months.

S&M expense increased $1.8 million or 42.0% and $5.7 million or 48.4% to $6.0 million and $17.4 million for the three and nine months ended September 30, 2006, respectively compared to the same periods in 2005. Increased staff related and other compensation including performance bonuses and commissions contributed $1.0 million and $0.5 million, respectively, to the increase in S&M expense during the quarter ended September 30, 2006 from the prior year. The increase in compensation and travel expense was attributable primarily to 13 additional employees in S&M.  Additionally, $0.2 million in non-cash stock option expense from our adoption of SFAS 123R in 2006 and increased travel expense of $0.1 million also contributed to the increase in S&M expense for the quarter ended September 30, 2006 over the comparable period in the prior year.

For the nine months ended September 30, 2006, increased staff related expense and other compensation including performance bonuses and commissions contributed $3.5 million and $0.9 million respectively, to the increase in S&M expense from the prior year.  In addition, $0.5 million in non-cash stock option expense from our adoption of SFAS 123R in 2006, $0.5 million in travel expense, and $0.3 million of other expense also contributed to the increase in S&M expense for the nine months ended September 30, 2006 over the comparable period in the prior year.  As a percentage of revenues, S&M expense decreased from 24.5% to 21.4%, and 24.7% to 23.0%, respectively, for the three and nine months ended September 30, 2006, compared to the same periods in 2005 due to increased revenues.

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

G&A expense increased by $1.7 million or 43.0% and $6.1 million or 55.5% to $5.8 million and $17.0 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The $1.7 million increase for the quarter ended September 30, 2006 was due primarily to an increase in salary expenses of $0.5 million related to the addition of 15 employees. In addition, non-cash stock option expense from our adoption of SFAS 123R in 2006, rent expense, associated with our recent acquisitions, and professional fees contributed of $0.2 million, $0.4 million and $0.3 million, respectively, to the increase in G&A expense for the three months ended September 30, 2006 versus the comparable period in the prior year.  The remainder of the $0.3 million increase was attributable to increases in infrastructure expenses such as phone, supplies, utilities, insurance and other expenses.

The $6.1 million increase for the nine months ended September 30, 2006 was due primarily to an increase in staff related expense of $2.0 million related to the addition of 15 employees from our Webhire acquisition.  In addition, non-cash stock option expense from our adoption of SFAS 123R in 2006, travel expense, rent expense and professional fees contributed of $0.9 million, $0.3 million $1.0 million and $0.9 million, respectively, to the increase in G&A expense for the nine months ended September 30, 2006 versus the comparable period in the prior year.  The remainder of the increase of $1.0 million was attributable to increases in infrastructure expenses such as phone, supplies, utilities, insurance and other expense.  As a percentage of revenue, G&A expense decreased from 23.4% to 20.6% for the three month ended September 30, 2006 and 2005 and was approximately the same at 22.9% for the nine months ended September 30, 2006 and 2005.

Research and Development (“R&D”) expense

R&D expense primarily consists of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel.  Our R&D efforts have been devoted primarily to new product offerings and incidental enhancements and upgrades to our existing products.  Historically, we have capitalized a small percentage of our R&D expense.  Capitalized R&D expense totaled $0.5 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively. The remaining R&D expense has been expensed as incurred. We expect R&D expense to increase in the future as we employ more personnel to support enhancements of our solutions and new solutions offerings. However, we expect R&D expense to decrease as a percentage of revenue primarily due to increased efficiencies from our global development center.

R&D expense increased $1.3 million or 130.8% to $2.2 million for the three months ended September 30, 2006 compared to the same period in 2005.    For the nine months ended September 30, 2006, R&D expense increased $2.5 million or 83.3% to $5.6 million.   The increase in R&D for the three and nine month period ended September 30, 2006 was due primarily to the addition of 27 developers.  As a percentage of revenues, R&D expense increased from 5.6% to 7.9% and 6.4% to 7.4%, for the three and nine months ended September 30, 2006, compared to the same periods in 2005.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.4 million and $0.8 million or approximately 75.1% and 51.9% to $0.9 million and $2.4 million for the three and nine months ended September 30, 2006, respectively compared to the same periods in 2005.  In the future, we expect depreciation and amortization expense to increase due to recent capital purchases.

Interest expense income on mandatory redeemable shares

Interest expense on mandatory redeemable shares of $3.4 million for the nine months ended September 30, 2005 was related to the redemption of class A and class B preferred shares upon the closing of the Company’s initial public offering in June 2005.  Because the Company redeemed all of its class A and class B preferred shares in its initial public offing, it no longer records any interest expense on mandatory redeemable shares.

Income tax expense on operations

Income tax expense on operations increased by $1.2 million and $2.3 million or approximately 500% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.  The increase in expense was due to increased taxable income and the full utilization of our federal net operating loss carryforwards from the prior periods.

6.  Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our line of credit and the issuance of preferred and common stock. As of September 30, 2006, we had cash and cash equivalents of $83.1 million and accounts receivable of $16.2 million. In addition, we had $0.6 million of debt and $0.3 million in capital equipment leases.

Our cash provided from operations was $11.1 million and $11.4 million for the nine months ended September 30, 2006 and 2005, respectively.  Cash used in investing activities was $40.1 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively.  Cash provided by financing activities was $68.8 million and $21.3 million for the nine months ended September 30, 2006 and 2005, respectively.  Our net increase in cash and cash equivalents was $39.6 million for the nine months ended September 30, 2006, resulting primarily from our net proceeds of $66.3 million from our follow-on equity offering completed in March 2006, and our net increase in cash and cash equivalents was $29.6 million for the nine months ended September 30, 2005 resulting primarily from our net proceeds of $21.8 million from our initial public offering completed in September 2005.   We expect positive cash flow to continue in future periods.

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

On April 10, 2006 we acquired all of the outstanding stock of Knowledge Workers Inc., a human capital consulting and technology firm based in Denver Colorado, for a purchase price of approximately $2.5 million in cash.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $2.6 million.

On August 14, 2006 we acquired all of the outstanding stock of Gantz Wiley Research Consulting Group, Inc., an employee and customer survey data analysis firm based in Minneapolis, MN, for a purchase price of approximately $5.8 million in cash and equity.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $5.9 million.  In addition, the acquisition agreement contains an earnout provision which provides for the payment of additional consideration by the Company based upon the annual revenues of Gantz Wiley Research through December 31, 2006.  Depending upon the results, contingent consideration ranging from $0.3 million to $1.3 million may be due and payable in cash and equity during the first quarter of 2007 to the former shareholder of Gantz Wiley Research.

On October 6, 2006, we agreed to acquire BrassRing Inc. for approximately $115 million, subject to closing adjustments for working capital.  We expect to fund the purchase price for the acquisition through a combination of cash and borrowings under our revolving credit facility.   We expect to complete this acquisition in the fourth quarter of 2006.

Operating Activities

Net cash provided by operating activities was $11.1 million and $11.4 million for the nine months ended September 30, 2006 and 2005, respectively.  Net cash provided by operating activities for the nine months ended September 30, 2006 resulted primarily from net income of approximately $10.7 million, non-cash charges to net income of $4.4 million, and other changes in working capital of $0.5 million, including a $1.1 million reduction in taxes payable resulting from our adoption of FAS 123R in 2006 partially offset by an increase in accounts and unbilled receivables of $4.5 million.  Net cash provided by operating activities for the nine months ended September 30, 2005 resulted primarily from net income of approximately $3.1 million, non-cash charges to net income of $5.7 million, including $3.4 million of interest expense from the redeemable preferred stock, an increase in deferred revenue of $4.3 million and changes in working capital of 1.3 million partially offset by an increase in accounts and unbilled receivables of $3.0 million.

Investing Activities

Net cash used in investing activities was $40.1 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively.  Cash flows from investing activities for the nine months ended September 30, 2006 and September 30, 2005 consisted of the following:

	Nine months September 30,
In millions	2006	2005
Webhire acquisition	$32.2	—
Knowledge Workers acquisition	$2.2	—
Gantz Wiley Research acquisition	$2.7	—
Scottworks acquisition	—	$0.2
Capitalized software and purchases of computer hardware	$3.0	$2.8
Total Cash flows from investing activities	$40.1	$3.0

In the future, we expect our capital expenditures to increase as revenues increase and business needs arise.

Financing Activities

Net cash provided by financing activities was $68.8 million and $21.3 million for the nine months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006, net cash provided by financing activity consisted of net proceeds from our follow-on public offering of $66.3 million, net proceeds from stock option exercises of $1.8 million and excess tax benefits from share-based payment arrangements of $1.1 million, partially offset by the repayments of capital lease obligations of $0.3 million and deferred financing costs of $0.1 million.   For the nine months ended September 30, 2005, net cash provided by financing activity consisted of net proceeds from our initial public offering of $61.8 million and the collection of notes receivable of $ 0.2 million offset by the redemption of our series A and B preferred shares of $40.0 million, the repurchase of shares of our common stock owned by certain of our former employees of $0.5 million and repayments of capital lease obligations of $0.2 million.

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

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances indicate that the carrying value may not be recoverable. We have reviewed the carrying values of goodwill of each business unit by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill.  Through September 30, 2006, we have not observed any changes to our business units which would lead us to believe that our goodwill or other identified intangibles’ carrying value exceeds their fair values.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. For the nine months ended September 30, 2006 our self-insurance accrual totaled $0.3 million. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the nine months ended September 30, 2006, approximately 91.5% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S-generated sales would not have resulted in a material change to our results. As of September 30, 2006, we were not engaged in any foreign currency hedging activities.

The financial position and operating results of our United Kingdom and India operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments was approximately $0.3 million at September 30, 2006, and is included in accumulated other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

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

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 which could materially affect our business, financial condition or future results of operations.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  There have been no material changes from the risk factors previously disclosed in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On August 14, 2006, as partial consideration for the Company’s acquisition of all of the outstanding stock of Gantz Wiley Research, the Company issued 138,837 shares of the Company’s common stock to the former sole shareholder of Gantz Wiley Research.  These shares were issued without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and similar exemptions under applicable state laws.

For the nine months ended September 2006, we issued the following number of shares of common stock upon the “cashless exercise” of outstanding warrants.  We did not receive any proceeds from the exercise of these warrants.

Period	Number of shares of common stock issuable upon exercise of warrant	Number of shares of common stock issued upon “cashless exercise” of warrants
January – March 2006	48,538.88	35,779
April – June 2006	76,673.92	55,958
July – September 2006	551,632.00	98,352

The term “cashless exercise” refers to the surrender of a portion of a warrant as payment for the exercise price of the portion of the warrant exercised. No underwriters were involved in the foregoing sales of securities. The sale of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) thereof or Regulation D promulgated thereunder relating to sales not involving a public offering.

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

November 10, 2006
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