Form 10-K
period 2006-12-31
KENEXA CORP
filed 2007-03-16
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year Ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File number 000-51358

Kenexa Corporation

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-3024013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
650 East Swedesford Road, Wayne, PA	19087
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (610) 971-9171

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

(Title Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006 was approximately $474,985,293. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National Market  on June 30, 2006. For purposes of determining this amount only, Registrant has defined affiliates of the Registrant to include the executive officers and directors of Registrant on June 30, 2006.

The number of shares outstanding of the Registrant’s Common Stock, as of March 8, 2007 was 25,245,694.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for	Part III
2007 Annual Meeting of Shareholders

KENEXA CORPORATION
FORM 10-K
DECEMBER 31, 2006

PART I

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

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

ITEM 1. Business

Company Overview

We provide software, services and proprietary content that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We offer the software applications that form the core of our solutions on an on-demand basis, which materially reduces the costs and risks associated with deploying traditional enterprise applications. We complement our software applications with tailored combinations of outsourcing services, consulting services and proprietary content based on our 20 years of experience assisting clients in addressing their human resource, or HR, requirements. Together, our software applications and services form what are commonly referred to as solutions. We believe that these solutions enable our clients to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

We sell our solutions to large- and medium-sized organizations through our direct sales force. As of December 31, 2006, we had a client base of approximately 3,000 companies, including approximately 166 companies on the Fortune 500 list published in April 2006. Our client base includes companies that we billed for services during the 12 months ended December 31, 2006 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately 65.6%, 70.6% and 61.0% of our total revenue for the years ended December 31, 2004, 2005 and 2006, respectively. Our clients typically purchase multi-year subscriptions which provide us with a recurring revenue stream. During each of the years ended December 31, 2005 and 2006, our clients renewed more than 90% of the aggregate contract value up for renewal during the period.

We derive revenue primarily from two sources, subscription fees for our solutions and fees for discrete professional services. During the years ended December 31, 2004, 2005 and 2006, subscription revenue comprised approximately 78.5%, 77.7% and 80.7%, respectively, of our total revenue.

We are a Pennsylvania corporation. We began our operations under predecessor companies, Insurance Services, Inc., or ISI, and International Holding Company, Inc., or IHC in 1987. In December 1999, we reorganized our corporate structure by merging ISI and IHC with and into Raymond Karsan Associates, Inc., or RKA, a Pennsylvania corporation and a wholly owned subsidiary of Raymond Karsan Holdings, Inc., or RKH, a Pennsylvania corporation. Each of RKA and RKH were newly created to consolidate the businesses of ISI and IHC. In April 2000, we changed our name to TalentPoint, Inc. and we changed the name of RKA to TalentPoint Technologies, Inc. In November 2000, we changed our name to Kenexa Corporation, or Kenexa, and we changed the name of TalentPoint Technologies, Inc. to Kenexa Technology, Inc., or Kenexa Technology. Currently, Kenexa transacts business primarily through Kenexa Technology and its wholly owned subsidiaries.

Our principal executive offices are located at 650 East Swedesford Road, 2nd Floor, Wayne, PA 19087. Our telephone number is (610) 971-9171. We maintain an Internet website at http://www.kenexa.com.

Recent Transactions

On January 13, 2006, we acquired Webhire, Inc. (“Webhire”), a provider of end-to-end talent acquisition solutions for recruitment and human resource professionals in middle-market enterprises across all industries, for approximately $34.4 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.6 million, was approximately $35.0 million. The strategic rationale for acquiring Webhire included expanding our market opportunity and product suite, broadening our vertical market specialization and increasing our customer base through cross-sales to Webhire’s customers.

On March 8, 2006, we completed a public offering of 2,425,000 shares of our common stock at a price to the public of $27.00 per share. We also sold an additional 216,800 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $66.3 million. In addition, certain of our shareholders sold an aggregate of 3,510,700 shares of our common stock in the offering, including an over-allotment of 585,700 shares. We received no proceeds from the common stock sold by the selling shareholders in this offering.

On April 10, 2006, we acquired Knowledge Workers, Inc., a human capital consulting and technology firm based in Denver Colorado, for approximately $2.5 million in cash. The total cost of the acquisition, including estimated legal, accounting, and other professional fess, was approximately $2.6 million.

On August 14, 2006, we acquired Gantz-Wiley Research Consulting Group, Inc. , an employee and customer survey data analysis firm based in Minneapolis, Minnesota, for a purchase price of approximately $2.7 million in cash and $3.2 million in stock consideration. The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $5.9 million. In addition, our agreement with Gantz-Wiley contained an earnout provision which provided for the payment of additional consideration by the Company based upon the annual revenues of Gantz-Wiley Research through December 31, 2006. Based upon these results, we paid an additional consideration of $1.3 million in cash and equity during the first quarter of 2007 to the former shareholder of Gantz-Wiley. The related liability has been reflected in the financial statements at December 31, 2006.

On November 13, 2006, we acquired BrassRing Inc. and BrassRing LLC (“BrassRing”) a provider of talent management solutions, for approximately $114.7 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $2.9 million, was approximately $117.6 million. The strategic rationale for acquiring BrassRing included expansion of opportunities with large, global customers, expansion of global infrastructure and product capabilities, and creation of cross-marketing opportunities.

On November 13, 2006, we entered into a new secured credit facility with PNC Bank, N.A., as administrative agent, in connection with our acquisition of BrassRing. Our obligations under the new credit facility are secured by substantially all of our assets and the assets of our subsidiaries. This credit facility replaced our prior $25 million revolving credit facility with PNC Bank. Under the terms of the credit facility, we borrowed $75 million on November 13, 2006 to fund our acquisition of BrassRing and repaid the remainder of our borrowings under the credit facility with the proceeds from the public offering that we completed in January 2007.

On November 20, 2006, we acquired Psychometric Services Limited., or PSL,, a provider of online and paper-based assessment products, training and consultancy based in the United Kingdom, for approximately $7.5 million in cash and $0.6 million in stock consideration. The strategic rationale for acquiring PSL was to add PSL’s library of content and team of psychologists to extend Kenexa’s value proposition and to further differentiate Kenexa from a domain expertise perspective. In addition, we believe that the acquisition of PSL advances Kenexa’s efforts to build  its international infrastructure, while adding an attractive customer list of commercial and government entities in the UK.

On January 18, 2007, we completed a public offering of 3,750,000 shares of our common stock at a price to the public of $31.86 per share. We also sold an additional 562,500 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $131.0 million.

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

Drivers of Demand for Talent Acquisition and Employee Performance Management Applications

According to the Bureau of Economic Analysis, an agency of the U.S. Department of Commerce, the amount spent on U.S. labor in 2006 was approximately $7.5 trillion, or approximately 56% of the total U.S. gross domestic product As competition for qualified employees continues to intensify, driven by the retirement of the baby-boomers, the increasing service component of the U.S. economy and improved economic conditions. According to the U.S. Bureau of Labor Statistics, the unemployment rate in December 2006 of 4.6% was at its lowest level since July 2001.

Over the past two decades, many organizations have implemented software systems that systematize best practices and drive efficiency in most departments, including enterprise resource planning systems, customer relationship management systems and supply chain management systems. These software applications provide a wide array of benefits that both increase revenue growth and eliminate expenses. Based on our experience, however, we believe that the HR departments of many of these organizations have only implemented HR information systems, which track basic employee information for payroll and benefits purposes, or rudimentary applicant tracking systems. Although these systems provide some level of automation, they do little to increase the effectiveness of talent acquisition and employee performance management programs. We believe that few organizations have systemized best practices for talent acquisition and employee performance management or have implemented software applications to support these processes and provide HR professionals with critical analytics and metrics.

Our experience indicates that, presently, many organizations’ talent acquisition functions consist of manual, paper-based processes, ad hoc outsourcing and third-party or custom software applications with limited functionality. As a result, we believe that they suffer from the following shortcomings:

•       Inefficiency.   Many organizations rely on manual, paper-based processes and  they cannot effectively manage the massive number of candidates presented by today’s many recruiting resources, including unsolicited inquiries, internal referrals, career fairs, campus recruiting, Internet job boards and third-party referrals, among many others. As a result, they fail to identify high potential candidates or fail to process those candidates in a timely manner.

•       Redundancy.   Many organizations do not maintain easily searchable databases of processed candidates and they often conduct redundant searches. A candidate who did not meet the criteria for a certain position may meet the criteria for alternative or future positions. Without an easily searchable database, a candidate may be overlooked.

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

Similarly, we believe that many organizations have neither automated nor applied best practices to employee performance management. In our experience, most organizations’ employee performance management processes consist of annual performance reviews and informal mentoring programs. We believe that effective employee performance management requires a consistent, systematized process that identifies employee strengths, weaknesses and issues in a timely manner, continually aligns employee goals with the evolving goals of the organization, monitors opportunities for internal advancement and enables management to analyze employee data over time. We believe the the absence of effective employee performance management systems and processes has the following negative implications:

•       Failure to retain top performers.   The absence of systems and processes to ensure the fulfillment, motivation and internal mobility of key employees negatively impacts an organization’s ability to retain its top performing employees. Management may not have the opportunity to rectify problems with valued employees before they depart from the organization without a system to highlight these issues. Reducing employee turnover can have a material impact on an organization’s expenses.

•       Failure to optimize productivity.   Maximum productivity is obtained when employees believe their roles match their evolving skill sets, find their jobs challenging and have confidence in their upward mobility. The absence of strong employee performance management systems contributes to the failure to accomplish these goals, and even if organizations succeed in retaining employees, they may not be able to maintain maximum productivity from their employees.

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

Emergence of On-Demand Applications

Based on our experience, we believe that organizations have become increasingly dissatisfied with traditional enterprise software applications, resulting in the growing adoption of the on-demand model for enterprise software. Historically,  organizations have purchased perpetual software licenses and deployed enterprise software applications on-site within their IT environment. This traditional method of purchasing and deploying enterprise software applications has left many organizations questioning whether the benefits of these technologies outweigh the following burdens:

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

•       Limited incentives to ensure client success.   A typical perpetual software license requires the client to pay up-front a material amount for the license, with a significantly smaller amount, typically approximately 20%, paid annually for basic support and upgrades. This model leaves little incentive for the software vendor to ensure a successful implementation and on-going client satisfaction.

Developments in technology have enabled software developers to offer enterprise software applications on an on-demand basis. Leveraging the Internet, multi-tiered architectures, advances in security and open standards for application integration, software vendors can offer software applications to their clients as a service, hosting the software on servers operated by the software vendor. Clients, using an Internet browser, access the applications, which are designed to be easily configured and integrated with a client’s existing applications.

The on-demand model fundamentally changes both the purchasing and deployment of enterprise software from a client perspective. Rather than making large, up-front investments in perpetual licenses, clients purchase limited term subscriptions for on-demand software applications. Further, because only an Internet browser is required to access on-demand software applications, which can be easily configured to meet the buyer’s specific needs, organizations eliminate the expense of ancillary technology and third-party services required to implement, configure and maintain the enterprise application on-site. Finally, the finite duration of client subscriptions provides a strong incentive to software vendors to ensure that the software provides the expected benefits to the client, resulting in consistent customer service. The on-demand model also reduces research and development support costs for the software developer. Because only limited versions of the software exist at any one time, the on-demand model relieves the burden of maintaining and upgrading historical versions of the software.

We believe that talent acquisition and employee performance management applications are particularly well-suited to the on-demand model. Talent acquisition and employee performance management applications are generally purchased by an organization’s HR department. Because the HR departments of most organizations have little historical experience making capital expenditures for enterprise software applications, we believe that providing these departments the opportunity to license software applications on a subscription basis eliminates a major impediment to the adoption of talent acquisition and employee performance management applications.

Our Solution

We are a leading provider of talent acquisition and employee performance management solutions. Our solutions enable organizations to implement systematic talent acquisition practices that ensure the efficient, effective and consistent hiring of qualified individuals. Our solutions also provide employee performance management systems that help to ensure that organizations retain and optimize the performance of qualified individuals and identify employees who fail to perform. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We believe that by providing our software applications on an on-demand basis, we materially reduce the costs and risks associated with traditional enterprise software application implementations. We also believe that implementing feature-rich and scalable, or easily configurable on a real-time basis, talent acquisition and employee performance management solutions that meet organizations’ specific needs requires a combination of software, services and domain-specific content. Accordingly, we complement our software applications with consulting services, outsourcing services and proprietary content. Together, these components form solutions that enable our clients to improve the quality of their hiring programs, increase employee productivity and retention and make their talent acquisition and employee performance management programs more cost-effective.

•       More effective and consistent talent acquisition programs.   Our talent acquisition solutions are comprised of two major components that enable our clients to increase the consistency and effectiveness of their recruiting programs. The first component is our applicant tracking system, which automates and streamlines the recruiting process. The second component is our testing and assessment solutions, which ensures that candidates have the desired knowledge, skills, behavior and experience necessary to be successful in the desired position. Our talent acquisition solutions enable our clients to:

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

•       Greater employee productivity and retention.   Our employee performance management solutions combine software, proprietary content and consulting services to automate and systematize employee performance management best practices. Specifically, our solutions enable organizations to automate career tracking activities, design and administer effective and consistent employee surveys and implement productive mentoring programs. Our solutions include tools that facilitate the development of action plans to address weaknesses and cultivate strengths identified through these processes. We complement the software components of our solutions with consulting services that help to encourage and manage behavioral change within an organization. As a result, we understand that our clients experience greater employee productivity and improved employee retention after implementing our solutions.

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

•       Cross-sell additional solutions to and further penetrate current clients.   During the year ended December 31, 2006, we renewed more than 90% of the aggregate value of contracts subject to renewal. This renewal rate provides us with a strong base of recurring revenue. We believe that our strong client relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing clients and to achieve greater penetration within an organization. We expect to continue to create innovative programs designed to provide our employees with strong incentives to maximize the value from each of our clients.

•       Continue to leverage our highly efficient development center in India.   We established a technology development center in Hyderabad, India in 2003. We currently have approximately 173 developers working in Hyderabad providing us with low-cost, 24 hours a day, 7 days a week development capabilities. Our cost per developer in India is 70% less than our cost per developer in the United States. We intend to continue to leverage this asset to deliver technologically advanced solutions to our clients.

•       Expand our global presence and client base.   We have grown to $112 million in annual revenue for the year ended December 31, 2006 and approximately 3,000 clients as of December 31, 2006. Although our primary focus has been on the U.S. market, our solutions are also well suited to addressing problems faced by organizations outside the United States. In the future, we intend to expand our distribution efforts in Europe, the Middle East and the Asia/Pacific region. Although we have employed a direct sales force in the United States, we intend to expand our international distribution through partnerships. We believe that pursuing a channel strategy enables us to limit the costs associated with international expansion and acknowledges that different geographies present different cultural challenges best addressed by a local sales force.

•       Pursue complementary acquisitions.   We have completed 25 acquisitions of businesses since 1994, including our acquisition of BrassRing, Inc. in November 2006. These acquisitions have helped us to adapt our business to the evolving needs of our clients. We believe that the HCM market is significantly fragmented. Many competing companies have strong technology or vertical market expertise but lack the scale to compete with the industry leaders in the long term. We continue to identify similarly situated companies that we believe could broaden the functionality and strength of our existing solutions.

Our Products and Services

Our Talent Acquisition Solution

Kenexa Applicant Tracking System Products.   Kenexa has multiple applicant tracking system (ATS) products to meet the recruiting needs of different types of organizations. The following are the Kenexa ATS products and the markets they serve:

•        Kenexa Recruiter® serves mid-market and large domestic organizations with centralized recruiting processes.

•        Kenexa Recruiter® BrassRing serves large, domestic customers with more complex and/or decentralized recruiting processes and supports multi-national customers with multi-language requirements, including the multi-byte languages of Asia Pacific.

•        Kenexa StoreFront™ serves customers with hourly / retail specific recruiting needs.

The Kenexa Systems are web-based talent acquisition systems that streamline and automate the entire recruiting process. All include the following features:

•       converts our client’s corporate website into an interactive, branded career center where candidates can search and apply for jobs, update personal information and receive automatic notifications of available jobs of interest;

•       integrates with our suite of testing and assessment technologies to identify candidates with the highest potential for success;

•       enables clients to post job openings to over 1,100 free and fee-based Internet job boards;

•       intelligently searches Internet job sites, corporate websites, personal web pages and a client’s database of resumes to automatically capture both passive and active candidates and pull their resumes directly to the desktop;

•       provides management with both standard and ad hoc reports to facilitate understanding of the status of clients’ talent acquisition programs;

•       provides management with individualized HR dashboards that display rich data regarding the status of clients’ talent acquisition programs and access to the most frequently used functions;

•       easily configurable to automate a client’s talent acquisition model and workflow processes;

•       integrates easily with clients’ HR information systems such as Oracle (PeopleSoft), SAP, ADP and Lawson; and

Kenexa StoreFront which is a solution tailored to the retail industry can be presented via an in-store kiosk.

Kenexa PeopleQuest®.   Our PeopleQuest system enables clients to expand the pool of qualified candidates for an open position by automating the phone interview. By combining voice recognition technology from a third party, software and consulting services, the PeopleQuest solution assists clients in creating friendly and effective pre-recorded phone interviews tailored to their specific needs. Our software also automates the data gathering, screening and interview scheduling process so that high-potential candidates are processed efficiently.

Kenexa Prove It! ®.   The Kenexa Prove It! tool is an automated, easily configurable skills assessment tool that enables our clients to accurately identify qualified candidates. Integrating software with proprietary content, Kenexa Prove It! provides our clients with over 900 skills assessments for clerical, software, call center, industrial, healthcare and technical jobs.

Kenexa Selector™.   The Kenexa Selector tool is an automated, easily configurable candidate assessment tool that provides accurate performance predictions for hourly, sales and managerial positions. Kenexa Selector integrates our software with our proprietary content to elicit responses that reveal candidate situational judgment, cognitive ability, personality, and biodata  and then immediately translate this information into profiles of candidate strengths and weaknesses.

Kenexa Insight®.   The Kenexa Insight solution is a consulting-based solution that provides our clients with customized, research-based interviews that accurately and consistently identify talented candidates for hire and promotion. Our consultants work directly with our clients to analyze the most talented performers in different positions within their organization. We translate this analysis into complete structured interviews that identify candidates that have similar traits and behaviors to our clients’ most talented employees. We offer clients the option of conducting the interviews themselves or outsourcing this task to our professionals. Following the interview, we track the results to validate the relationship between the interview and actual performance.

Kenexa Interview Builder®.   Our Interview Builder tool is a software tool integrated with a reference library of proprietary content, including more than 1,200 interview questions and competency profiles. Our clients use Interview Builder to generate efficient, accurate and consistent interviews that encourage candidates to speak freely about their knowledge, abilities, skills and other crucial job requirements for more than 40 different competencies. We complement this proprietary content with training for creating and conducting competency-linked, structured interviews.

Our Employee Performance Management Solution

Kenexa CareerTracker®.   The Kenexa CareerTracker system is a complete employee performance management system that streamlines and automates the entire employee performance management process in order to improve employee retention and productivity. The Kenexa CareerTracker system consists of a suite of software applications complemented by proprietary content and consulting services that together support an ongoing performance appraisal process and continuous employee improvement.

Kenexa CareerTracker enables managers to:

•       automatically track and categorize employees within the organization;

•       align each department’s goal with those of the overall organization;

•       implement systematic employee performance appraisals;

•       implement sophisticated and automated mentor matching programs;

•       measure pay-for-performance with compensation guidelines, merit matrix and modeling tools;

•       identify high performers by plotting their performance and potential on a 9-box map; and

•       prepare for the future with succession planning.

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

•       OrgMapper.   An automated software system that simplifies the process of mapping an organization to ensure appropriate recording capabilities and options.

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

Employee engagement surveys.   Our consultants assist our clients in designing, administering and analyzing employee engagement surveys. We developed our Employee Engagement model through studies of organizational effectiveness and a comprehensive review of the academic literature related to employee commitment, psychological ownership, organizational pride, loyalty and satisfaction. We conduct analyses which link survey results to business metrics. By linking the survey results to clients’ performance variables, we can recommend actions for improved performance. We have documented the relationship between employee attitudes and business outcomes such as customer satisfaction, employee retention and management effectiveness. We have used this information to improve customer satisfaction, to increase efficiency and ultimately to increase our clients’ financial performance.

Employment Process Outsourcing

In concert with providing talent acquisition and employment performance management solutions that enable organizations to implement best practices in these areas, we provide our clients with the option of outsourcing to us certain aspects of their staffing operations and recruiting campaigns, including the sourcing, recruiting, screening, assessment and on-boarding of employees. Acknowledging that organizations need to retain strategic control of their HR programs, we offer our clients the ability to outsource only the tactical components and design solutions that meet each client’s specific objectives. These solutions combine our services and technology in what we believe is an integrated delivery platform that allows organizations to manage fluctuation in hiring needs and leverage shared infrastructure to reduce costs. We employ a team of experienced staffing professionals who have worked in the internal departments of some of the world’s largest companies and have completed our comprehensive proprietary training and certification program.

We believe our employment process outsourcing, or EPO, services enable our clients to reduce operating costs, focus on their core business, create a variable cost structure around certain non-strategic HR functions, improve the quality of certain HR functions, foster innovation and obtain access to leading technology without the corresponding investment to own the technology themselves. Clients contract for our EPO services for a pre-determined period. Generally, we enter into service level agreements with our clients to ensure the quality of our services.

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

•       Employee referral program administration.   We establish and administer our clients’ employee referral program, including promoting the program among employees, creating incentive strategies that further our clients’ goals, recording referrals and administering payments.

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

•       Program Outsourcing.   We help our clients to develop effective, cost-efficient strategies to conduct large and small scale recruitment campaigns. These strategies can be executed either by our clients’ internal HR department or outsourced to a team of our professionals, or a combination of both. Program Outsourcing programs can include evaluating the talent acquisition mission and business objectives, mapping recruitment processes and execution strategies, engaging hiring management and key stakeholders in defining deliverables, creating a detailed definition of a qualified candidate for each hiring manager, executing candidate sourcing, screening and assessment, managing the candidate interview, selection, hiring and communication process, providing comprehensive weekly and monthly reports which detail current progress against pre-established performance measures and metrics and concluding the assignment with a project summary and “lessons learned” to facilitate knowledge transfer. Executive candidate sourcing is the practice of identifying, contacting and soliciting individuals for the purpose of screening and selecting for hire.

Our EPO services are provided in concert with our talent acquisition and employee performance management solutions and we have developed proprietary technology for large volume sourcing performed by our sourcing center in Hyderabad, India, enabling us to provide these services in an efficient and scalable manner.

Customer Support

We believe that superior customer support is critical to our clients. Our customer support group assists our clients by answering questions and troubleshooting our solutions. Customer support is available 24 hours a day, 7 days a week by telephone,  and over the Internet from a member of our customer support team. Members of our customer support team receive comprehensive training and orientation to ensure that our clients receive high-quality support and service. Each of our clients is assigned a single point of contact. When an issue is reported to us, our customer support personnel follow a clearly defined escalation process to ensure that mission-critical issues are resolved to the satisfaction of the client. We believe that our customer service model has materially contributed to our client retention rate. During the year ended December 31, 2006, we renewed more than 90% of the aggregate contract value subject to renewal.

We utilize our talent acquisition and employee performance management solutions to recruit and manage our customer support personnel. We believe that applying these solutions to our customer service department has resulted in a customer support group with superior skills, competencies and aptitude for customer service. As of December 31, 2006, our customer support group consisted of 636 employees, 160 of whom are located in Lincoln, Nebraska, and 51 of whom are located in Hyderabad, India.

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

Development

Innovation is an important part of our business. We believe that three primary factors drive our innovation: our employees, our domain experts and our clients. We have a formalized system to cultivate participation from all of our employees in research and development. We also leverage the experience of our research scholars and domain experts, who produce white papers, case studies and thought pieces which form the foundation for our innovation. Our research and development team maintains a repository of ideas, and selected ideas are presented to the market validation team. Market validated ideas progress to the prototype stage. The executive team reviews prototypes and selects those with the highest potential, which then enter the product development phase. In addition to our employees and domain experts, some of the key ideas are generated from client feedback gathered during user group meetings, client symposiums, and advisory counsels.

We follow a development methodology that we believe allows us to develop projects quickly and then proceed on a predictable, low risk path for high-quality results. We conduct our product development through our global development center, which consists of four locations: Hyderabad, India, Lincoln,

Nebraska, Wayne, Pennsylvania, Waltham, Massachusetts and Cyberjaya, Malaysia. Product development is primarily conducted at our highly efficient facility in India, which we established in 2003. As of December 31, 2006, we employed approximately 173 developers in India, 82 in Massachusetts, 33 in Nebraska and 20 in Pennsylvania. Our development process is ISO 9001:2000 certified.

Operations

Our data center in Wayne, Pennsylvania serves as the primary hosting facility for our on-demand solutions. We also have  data centers in Massachusetts, Virginia, and Nebraska. We adhere to industry standards and best practices in our global operations. We have entered into service level agreements with many of our clients. We have a comprehensive load balanced environment for optimal performance and server redundancy to avoid single points of application failure. The environment is shared across clients to reduce costs for each individual client. Each client’s data is stored in a separate logical partition in the database, allowing increased security and maintenance efficiency in backing up data or exporting data to the client when requested.

Our data center Managers are Certified Information Systems Security Professionals, or CISSPs, with training in the latest security and availability threats. Our data centers are continuously and proactively monitored by a comprehensive set of tools and personnel, 24 hours a day, 7 days a week. Our data centers have built-in power redundancy, with two uninterrupted power supplies backed up by industrial strength generators to provide uninterrupted service to our clients. We have documented our network, server and database management procedures including backup and recovery.

Clients

As of December 31, 2006, we had a base of approximately 3,000 active clients over a number of industries, including financial services and banking, manufacturing, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including 166 companies on the Fortune 500 list published in April 2006.  Our client base includes companies that we billed for services during the year ended December 31, 2006 and does not necessarily indicate an ongoing relationship with each such client. For the year ended December 31, 2006, we provided our talent acquisition and employee performance management solutions on a subscription basis to approximately 522 clients, with an average subscription term of two years. Other than a small number of perpetual license sales, the remainder of our clients in 2006 engaged us to provide discrete professional services and may not engage us for future services once a project is completed. No single client accounted for more than 10% of our revenue in the year ended December 31, 2006.

Sales and Marketing

Our target clients are large- and medium-sized organizations with complex talent acquisition and employee performance management needs. We sell our solutions to both new and existing clients primarily through our direct sales force, which is comprised of inside sales, telesales and field sales personnel. As of December 31, 2006, we had 152 sales and marketing representatives. Our marketing strategy focuses on generating qualified sales leads and building our brand. Among various locations we generate sales leads through a combination of the marketing efforts described below and a third-party lead generation service. We have sales offices located in Wayne, Pennsylvania; Philadelphia, Pennsylvania; Lincoln, Nebraska; Waltham, Massachusetts; Minneapolis, Minnesota; Denver, Colorado; San Francisco, California; London, England; Harrow, England; Toronto, Canada; and Hyderabad, India.

We believe that our client relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing clients and to achieve greater penetration within the organization. We have established a program intended to increase cross-selling into our largest clients, and we expect to continue to create innovative programs designed to incent our employees and maximize the value from each of our clients.

Our marketing initiatives are generally targeted toward specific vertical industries or specific solutions. Our marketing programs primarily consist of:

•       participation in, and sponsorship of, conferences, trade shows and industry events;

•       direct mail and email campaigns;

•       advertising in trade magazines;

•       distribution of  white papers, case studies and thought leadership documents; and

•       using our website to provide product and company information.

We have focused our public relations efforts on building our brand.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of patents, copyright, trade secret, trademark and other common laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property.

Although we rely primarily on patents, copyright, trade secret and trademark law, written agreements and common law, we believe that the following factors are more essential to establishing and maintaining a competitive advantage:

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

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies. We compete with niche point solution vendors, such as Authoria, Inc., Deploy Solutions, Inc., iCIMS, Inc., Integrated Performance Systems, Inc., InScope Corporation, PeopleClick, Inc., Kronos, Performix Technologies, Inc., Pilat HR Solutions, Inc., Previsor, Inc., Vurv Technology Inc., SHL Group plc, Success Factors, Inc., Taleo Corporation, and Workstream Software, Inc., that offer products that compete with one or more applications in our suite of solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning software with much greater resources, such as Oracle Corporation (PeopleSoft), SAP AG, Siebel Systems, Inc. and Lawson, Inc. To a lesser extent, we compete with vendors of employment process outsourcing services and survey services such as Accolo, Inc. The Gallup Organization, Hyrian, LLC and Recruitment Enhancement Services.

We believe the principal competitive factors in our industry include:

•       solution breadth and functionality;

•       ease of deployment, integration and configuration;

•       domain expertise;

•       industry-specific expertise;

•       service support, including consulting services and outsourcing services;

•       solution price;

•       breadth of sales infrastructure; and

•       breadth of customer support

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

Employees

As of December 31, 2006, we had 1,220 employees, consisting of 152 employees in sales and marketing, 308 in development, 636 in delivery of our solutions and 124 in general and administrative positions. None of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced any interruptions of our operations as a result of labor disagreements.

Securities and Exchange Commission Filings

Our Securities and Exchange Commission filings are available free of charge on our website, www.kenexa.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted on our website as soon as practicable after we furnish such materials to the SEC.

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

We expect to continue to derive a significant portion of our revenue from renewals of subscriptions for our talent acquisition and employee performance management solutions. During the year ended December 31, 2006, our clients renewed more than 90% of the aggregate contract value eligible to be renewed during the period. If our clients terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms to us or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained.

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

Most of our existing clients have entered into subscription agreements with us that expire between one and three years from the initial contract date. Our clients have the right to terminate their contracts under certain circumstances and are not obligated to renew their subscriptions for our solutions after the expiration of the initial terms of their subscription agreements. In addition, our clients may negotiate terms which are less favorable to us upon renewal, or may request that we license our software to them on a perpetual basis, which may reduce recurring revenue from these clients. Our future success also depends in part on our ability to sell new solutions to our existing clients.

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

•       our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

•       we may lose customers of those companies that we acquire for reasons such as a particular customer desiring to have multiple service vendors;

•       we may have difficulty maintaining uniform standards, controls, procedures and policies across locations; and

•       we may experience significant problems or liabilities associated with product quality, technology and legal contingencies

On November 13, 2006, we acquired BrassRing  for a purchase price of approximately $114.7 million. We are in the process of integrating BrassRing’s businesses. The factors noted above could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as out-of-pocket costs.

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

To grow our revenue, we must continually add new clients and sell additional solutions to existing clients. If our existing and prospective clients do not perceive our solutions to be of sufficiently high value and quality, we may not be able to attract new clients or to increase sales to existing clients. Our ability to attract new clients and to sell new solutions to existing clients will depend in large part on the success of our sales and marketing efforts. However, our existing and prospective clients may not be familiar with some of our solutions, or may have traditionally used other products and services for some of their talent acquisition and employee performance management requirements. Our existing and prospective clients may develop their own solutions to address their talent acquisition and employee performance management requirements, purchase competitive product offerings or engage third-party providers of outsourced talent acquisition and employee performance management services. Additionally, some clients may require that we license our software to them on a perpetual basis or that we allow them the contractual right to convert from a term license to a perpetual license during the contract term, which may reduce recurring revenue from these clients.

If we are unable to compete effectively with companies offering enterprise talent acquisition and employee performance management solutions, our revenue may decline.

We may not have the resources or expertise to compete successfully in the future. If we are unable to successfully compete, we could lose existing clients, fail to attract new clients and our revenue would decline. The talent acquisition and employee performance management solutions markets are rapidly evolving and highly competitive, and we expect competition in these markets to persist and intensify. Barriers to entry into our industry are low, new software products are frequently introduced and existing products are continually enhanced. We compete with niche point solution vendors such as Authoria, Inc., Deploy Solutions, Inc., iCIMS, Inc., Integrated Performance Systems, Inc., InScope Corporation, Kronos Incorporated,  PeopleClick, Inc., Pilat HR Solutions, Inc., Previsor, Inc., SHL Group plc, Success Factors, Inc., Taleo Corporation, Vurv Technology, Inc. and Workstream Inc. that offer products that compete with one or more applications contained in our solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning, or ERP, software with much greater resources, such as Oracle Corporation (PeopleSoft), SAP AG and Lawson, Inc. To a lesser extent, we compete with vendors of employment process outsourcing services and survey services such as Accolo, Inc., The Gallup Organization, Hyrian, LLC and Recruitment Enhancement Services. In addition, many organizations have developed or may develop internal solutions to address enterprise talent acquisition and employee performance management requirements that may be competitive with our solutions.

Some of our competitors and potential competitors, especially vendors of ERP software, have significantly greater financial, support, technical, development, marketing, sales, service and other resources, larger installed client bases, longer operating histories, greater name recognition and more established relationships than we have. In addition, ERP software competitors could bundle their products with, or incorporate capabilities in addition to, talent acquisition and employee performance management functions, such as automated payroll and benefits, in products developed by themselves or others. Products with such additional functions may be appealing to some clients because they would reduce the number of different types of software or applications used to run their businesses. Our niche competitors’ products may be more effective than our solutions at performing particular talent acquisition and employee performance management functions or may be more customized for particular client needs in a given market. Further, our competitors may be able to respond more quickly than we can to changes in client requirements or regulatory changes.

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

We derived approximately 78.5%, 77.7% and 80.7% of our total revenue for the years ended December 31, 2004, 2005 and 2006, respectively, from the sale of subscriptions for our solutions and expect that a significant portion of our revenue for the foreseeable future will be derived from those subscriptions. We recognize the associated revenue ratably over the term of the subscription agreement, which is typically between one and three years. As a result, a significant portion of the revenue that we report in each quarter reflects the recognition of deferred revenue from subscription agreements entered into during previous periods. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, making our results less indicative of our future prospects.

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

Our sales cycles are generally up to nine months and in some cases even longer. This long sales cycle impedes our ability to accurately forecast the timing of sales in a given period which could adversely affect our ability to meet our forecasts for that period. We focus our sales efforts principally on large organizations with complex talent acquisition and employee performance management requirements. Accordingly, in any single quarter the majority of our revenue from sales to new clients may be composed of large sales made to a relatively small number of clients. Our failure to close a sale in any particular quarter may impede revenue growth until the sale closes, if at all. As a result, substantial time and cost may be spent attempting to close a sale that may not be successful. The period between an initial sales contact and a contract signing is relatively long due to several factors, including:

•       the need to educate potential clients about the uses and benefits of our solutions and the on-demand delivery model;

•       the discretionary nature of our clients’ purchase and budget cycles;

•       the competitive evaluation of our solutions;

•       fluctuations in the talent acquisition and employee performance management requirements of our prospective clients;

•       potential economic downturns and reductions in corporate IT spending;

•       Announcements or planned introductions of new products or services by us or our competitors; and

•       the lengthy purchasing approval processes of our prospective clients

Interruptions or delays in service from our Web hosting facilities could impair the delivery of our service and harm our business.

We provide our service through computer hardware that is currently located in Web hosting facilities that we operate. Our Web hosting facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. These facilities are also subject to break-ins, sabotage, intentional acts of terrorism, vandalism and similar misconduct. Despite precautions that we take at these facilities, the occurrence of a natural disaster, act of terrorism or other unanticipated problem at any of these facilities could result in lengthy interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

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

Because our products collect and analyze applicants’ and employees’ stored personal information, concerns that our products do not adequately protect the privacy of applicants and employees could inhibit sales of our products.

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

As a part of our future business strategy, we intend to increase our international sales efforts in Canada, Europe and Asia. We currently maintain international sales offices in Toronto, Canada; London, England; Harrow, England; Hyderabad, India; Munich, Germany; Hong Kong; Kuala Lumpur, Malaysia; Amsterdam, The Netherlands; and Taipei, Taiwan. We intend to open an additional sales office in Vizag, India. We may not be successful in these efforts. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, we will depend on third parties to market our solutions through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on the ability of our software to properly filter foreign languages. We must also adopt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally.

In addition, a portion of our international sales are denominated in foreign currencies, and we incur operating expenses in Indian rupees, British pounds and Canadian dollars. We expect our exposure to foreign exchange gains and losses to increase in the future.

We may be unsuccessful in establishing and maintaining our planned facility in India and newly opened facility in Malaysia.

We are in the process of constructing a facility in Vizag, India that will serve as the center of our development activities in India, which are presently located in  facilities that we lease in Hyderabad, India. In addition, we opened an office in Kuala Lumpur, Malaysia in December 2006 to house employees who will specialize in the translation of our products into Japanese, Chinese and Korean. We have no experience with managing the construction of new facilities in the United States or abroad. As a result, we may fail to obtain necessary permits or to comply with relevant governmental regulations relating to the construction and operation of these facilities. We intend to move the majority of our developers from our existing offices in Hyderabad, India to our new facility in Vizag, India. Some of our existing employees may not desire to make such a move and as a result may terminate their employment with us. If we fail to complete our construction project in Vizag, India in a timely and cost-effective fashion, or if a substantial number of our existing employees do not continue their employment with us upon the opening of that facility, our business may be harmed.

If the unemployment rate increases materially, our business may be harmed.

To the extent that the unemployment rate increases materially, our existing and potential clients may no longer consider improvement of their talent acquisition and employee performance management systems a necessity, which could have a material adverse effect on our business, results of operations and financial condition. Demand for our solutions depends in part on our clients’ ability to hire their employees. According to the U.S. Bureau of Labor Statistics, the U.S. unemployment rate in December 2006 was 4.5%, which is low by historical standards.

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

•       loss of clients;

•       product liability suits against us;

•       diversion of development resources;

•       injury to our reputation; and

•       increased maintenance and warranty costs

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

We have three issued patents, and additionally we have  four pending patent applications. There is no guarantee that the U.S. Patent and Trademark Office will grant these patent, or do so in a manner that gives us the protection that we seek. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Existing intellectual property laws only afford limited protection.

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

•       create negative publicity that adversely affects the demand for our solutions

•       require us to indemnify our clients; and/or

•       require us to expend additional development resources to redesign our software

Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our software.

Changes in the regulatory environment and general economic condition in India and elsewhere could have a material adverse effect on our business.

Adverse changes in the business or regulatory climate in India could have a material adverse effect on our business. In addition, wages in India are increasing at a faster rate than in the United States. In the event that wages continue to rise, the cost benefit of operating in India and elsewhere may diminish. India has also experienced significant inflation in the past and has been subject to civil unrest and terrorism. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

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

As a result of fluctuations in our revenue and operating expenses, our quarterly operating results may vary significantly. We may not be able to curtail our spending quickly enough if our revenue falls short of our expectations. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our new product development efforts and hire additional personnel. Our operating results may fluctuate in the future as a result of the factors described below and elsewhere in this prospectus:

•       our ability to renew and increase subscriptions sold to existing clients, attract new clients, cross-sell our solutions and satisfy our clients’ requirements;

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

If we do not retain our executive officers, our ability to manage our business and continue our growth could be negatively impacted.

We have grown significantly in recent years, and our management remains concentrated in a small number of executive officers , most of whom have been employed with us for at least five years. Our future success will depend to a significant extent on the continued service of these executive officers, namely Nooruddin S. Karsan, Troy A. Kanter, Donald F. Volk, Sarah M. Teten, , and Archie L. Jones, Jr. as well as our other key employees, software engineers and senior technical and sales personnel. We have not entered into employment agreements with any of our employees. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our business, financial condition and results of operations. Competition for qualified personnel in the software industry is intense, and we compete for these personnel with other software companies that have greater financial and other resources than we do. If we lose the services of one or more of our executive officers or other key personnel, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for key personnel could also divert management’s time and attention and result in increased operating expenses.

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

We are currently experiencing a period of rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational, technical and financial infrastructure. In particular, continued rapid growth will require us to invest significant resources in additional infrastructure and to hire additional personnel. We decreased our employee base from 403 employees on December 31, 2002 to 393 on December 31, 2003, but then increased our employee base to 522 employees on December 31, 2004, 693 employees on December 31, 2005 and 1,220 employees on December 31, 2006, including 44 and 254 employees that we acquired as a part of our acquisitions including  Webhire in January 2006 and BrassRing in November 2006, respectively. To manage our growth, we will need to continue to improve our operational, financial and management processes and controls and reporting systems and procedures. This effort may require us to make significant capital expenditures or to incur significant expenses, and may divert the attention of our personnel from our core business operations, any of which may adversely affect our financial performance. If we fail to successfully manage our growth, our business, operating results and financial condition will be adversely affected.

Evolving European Union regulations related to confidentiality of personal data may adversely affect our business.

In order to provide our solutions to our clients, we rely in part on our ability to access our clients’ employee data. The European Union and other jurisdictions has adopted various data protection regulations related to the confidentiality of personal data. To date, these regulations have not restricted our business as we have qualified for a safe harbor available for U.S. companies that collect personal data from areas under the jurisdiction of the European Union. To the extent that these regulations are modified in such a manner that our safe harbor no longer applies, our ability to conduct business in the European Union may be adversely affected.

Any impairment in the value of our goodwill will result in an accounting charge against our earnings, which could negatively impact our stock price.

As of December 31, 2006, we had $161 million of goodwill, representing approximately 60% of our total assets as of such date. We will likely record a significant portion of the consideration that we paid in our acquisition of BrassRing as goodwill. As a result of acquisitions that we may complete in the future, we may be required to record additional goodwill. In accordance with U.S. generally accepted accounting principles, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment. If we determine significant impairment of our goodwill as a result of any of those tests, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.

As Internet commerce continues to evolve, increasing regulation by federal, state and / or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our business model. For example, we believe that increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our clients’ ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our clients via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our historical or future financial results. For example, prior to January 1, 2006, we were not required to record share-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the deemed fair value of the underlying security at the date of grant. However, effective January 1, 2006 we are required to record the fair value of stock options as an expense in accordance with new accounting pronouncements.

Anti-takeover provisions of Pennsylvania law and our articles of incorporation and bylaws could delay and discourage takeover attempts that shareholders may consider to be favorable.

Certain provisions of our articles of incorporation and and applicable provisions of the Pennsylvania Business Corporation Law may make it more difficult for a third party to, or prevent a third party from, acquiring control of us or effecting a change in our board of directors and management. These provisions include:

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

•       our shareholders must comply with advance notice procedures in order to nominate candidates for election to our board of directors or to place shareholders proposals on the agenda for consideration at any meeting of our shareholders; and

•       prohibiting us from engaging in some types of business combinations with holders of 20% or more of our voting securities without prior approval of our board of directors, unless a majority of our disinterested shareholders approve the transaction

The Pennsylvania Business Corporation Law further provides that because our articles of incorporation provide for a classified board of directors, shareholders may remove directors only for cause. These and other provisions of the Pennsylvania Business Corporation Law and our articles of incorporation and bylaws could delay, defer or prevent us from experiencing a change of control or changes in our board of directors and management and may adversely affect our shareholders’ voting and other rights. Any delay or prevention of a change of control transaction or changes in our board of directors and management could deter potential acquirors or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares of our common stock.

The market price of our common stock may be particularly volatile, and our shareholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in June 2005, the closing prices of our common stock have ranged from a low of $11.80 to a high of $38.40. In the past several years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

•       sales of large blocks of our stock; or

•       departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B. Unresolved Staff Comments.

Not Applicable.

ITEM 2.     Properties

We lease our headquarters in Wayne, Pennsylvania, which consists of approximately 41,808 square feet. The table below provides additional information concerning our principal leased facilities, including the approximate square footage of each facility and the lease expiration date. We believe that our facilities are in good operating condition and will adequately serve our needs for at least the next 12 months. We also anticipate that, if required, suitable additional or alternative space will be available on commercially reasonable terms, in office buildings we currently occupy or in space nearby, to accommodate expansion of our operations.

Location	Approximate Square Footage	Monthly Rent	Lease Expiration
Hyderabad, India	31,837	$21,597	April 9, 2007 – February 14, 2011
Lexington, Massachusetts	29,241	$61,829	September 30, 2007
Lincoln, Nebraska	41,374	$70,053	October 31, 2009
Minneapolis, Minnesota	2,877	$27,091	February 29, 2012
Waltham, Massachusetts	65,546	$92,311	April 29, 2011
Wayne, Pennsylvania	41,808	$92,769	May 13, 2013

ITEM 3.     Legal Proceedings

We are involved in claims from time to time which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

ITEM 4.     Submission of Matters to a Vote of Security Holders

Not applicable

PART II

ITEM 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock has been quoted on The Nasdaq Stock Market, LLC under the symbol “KNXA” since June 24, 2005. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock reported by The Nasdaq Stock Market, LLC.

	Common Stock Price
	High	Low
Year Ended December 31, 2005:
Second Quarter (from June 24, 2005)	$13.38	$11.99
Third Quarter	$16.20	$11.71
Fourth Quarter	$21.61	$13.00
Year Ended December 31, 2006:
First Quarter	$31.30	$20.40
Second Quarter	$38.40	$25.93
Third Quarter	$33.38	$21.06
Fourth Quarter	$34.96	$24.80

On March 8, 2007, the last reported sale price of our common stock on The Nasdaq Stock Market, LLC was $32.50 per share. As of March 8, 2007, there were approximately 99 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, shareholders will need to sell shares of our common stock to realize a return on their investment, if any.

Equity Compensation Plan Information (as of December 31, 2006)

Plan Category	Number of Securities to be issued upon exercise	Weighted-average exercise price	Securities available for future issuance under equity compensation plan
Equity Compensation Plans approved by shareholders	896,400	$17.00	3,138,046
Equity Compensation Plans not approved by shareholders	405,608	$9.39

All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by our shareholders.

STOCK PERFORMANCE GRAPH AND CUMULATIVE TOTAL RETURN

The following graph shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference therein.

Prior to June 28, 2005, we were not publicly traded and there was no public market for our securities. The graph below compares the cumulative total return of our common stock with that of the NASDAQ Composite Index, the NASDAQ Computer & Data Processing Index and the S&P Smallcap 600 Index from June 28, 2005 (the date shares of our common stock began to trade publicly) through December 29, 2006. The graph assumes that you invested $100 at the close of market on June 28, 2005 in shares of our common stock and invested $100 at that same time in each of these indexes, and in each case assumes the reinvestment of dividends. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of shares of our common stock.

	6/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06
Kenexa Corporation	100.00	104.10	98.74	166.40	242.51	251.18	198.90	262.30
NASDAQ Composite	100.00	100.14	105.77	105.43	113.36	105.90	109.91	114.40
S & P Smallcap 600	100.00	103.25	108.80	109.22	123.24	117.63	116.59	125.73
NASDAQ Computer & Data Processing	100.00	98.34	102.57	107.05	110.97	102.95	112.90	121.01

Sales of Unregistered Securities

On November 20, 2006, as partial consideration for the Company’s acquisition of all of the outstanding stock of Psychometrics Ltd., the Company issued 19,611 shares of the Company’s common stock. These shares were issued without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and similar exemptions under applicable state laws.

During the year ended December 31, 2006, warrants to purchase 761,622 shares of our common stock were exercised by “cashless exercise” resulting in the issuance of an aggregate of 250,499 shares of our common stock. We did not receive any proceeds from the exercise of these warrants.

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

ITEM 6. Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2004, 2005 and 2006 and the consolidated balance sheet data as of December 31, 2005 and 2006 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this filing. The consolidated statement of operations data for each of the years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002, 2003 and 2004 are derived from our audited consolidated financial statements not included in this filing. All of the historical consolidated financial data set forth below gives retroactive effect to a 0.8-for-1 reverse stock split of our common stock on June 27, 2005. Our historical results are not necessarily indicative of results for any future period.

	For the Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Subscription revenue	$22,749	$25,511	$36,348	$50,974	$90,470
Other revenue	9,685	8,480	9,952	14,667	21,637
Total revenue	32,434	33,991	46,300	65,641	112,107
Cost of revenue	8,388	8,768	12,230	18,782	31,712
Gross profit	24,046	25,223	34,070	46,859	80,395
Operating expenses:
Sales and marketing	11,088	10,470	13,350	16,133	25,134
General and administrative	8,684	7,482	10,243	15,116	24,520
Research and development	2,982	3,463	4,271	3,986	8,618
Depreciation and amortization	2,640	2,720	2,476	2,112	3,487
Total operating expenses (3)	25,394	24,135	30,340	37,347	61,759
(Loss) income from continuing operations before income tax and interest expense	(1,348)	1,088	3,730	9,512	18,636
Interest expense (income)	423	352	160	(566)	(1,560)
Interest on mandatory redeemable preferred shares (1)	—	1,667	8,386	3,396	—
(Loss) income from continuing operations before income tax	(1,771)	(931)	(4,816)	6,682	20,196
Income tax (benefit) expense on continuing operations	(84)	33	(723)	591	4,303
(Loss) income from continuing operations	(1,687)	(964)	(4,093)	6,091	15,893
Income from discontinued operations, net of tax (2)	283	15	—	—	—
Net (loss) income before cumulative effect of change in accounting principle	(1,404)	(949)	(4,093)	6,091	15,893
Cumulative effect of change in accounting principle (1)	—	(11,233)	—	—	—
Net (loss) income	$(1,404)	$(12,182)	$(4,093)	$6,091	$15,893
Accretion of redeemable class B common shares and class C common shares	$(3,609)	$(3,443)	$1,019	$41,488	$—
Accrued dividends on series A preferred shares and series B preferred shares	3,043	1,586	—	—	—
Accretion on series A preferred shares and series B preferred shares	133	872	—	—	—
Net (loss) income available to common shareholders	$(971)	$(11,197)	$(5,112)	$(35,397)	$15,893
Basic (loss) income per share:
Net (loss) income from continuing operations	$(0.21)	$(0.16)	$(0.85)	$(3.06)	$0.80
Net income from discontinued operations	0.05	0.00	—	—	—
Net loss from cumulative effect of change in accounting principle	—	(1.86)	—	—	—
Net (loss) income per share available to common shareholders - basic	$(0.16)	$(1.86)	$(0.85)	$(3.06)	$0.80
Weighted average shares used to compute net (loss) income available to common shareholders - basic	6,054,383	6,033,834	5,995,389	11,578,885	19,911,775
Net (loss) income per share available to common shareholders - diluted	$(0.16)	$(1.86)	$(0.85)	$(3.06)	$0.78
Weighted average shares used to compute net (loss) income available to common shareholders - diluted	6,054,383	6,033,834	5,995,389	11,578,885	20,425,794

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$410	$3,078	$9,494	$43,499	$42,502
Total assets	26,149	25,309	33,288	73,899	267,459
Short term debt, net	3,817	1,558	—	—	20,000
Capital leases, short term	351	292	199	219	229
Deferred revenue	2,577	3,260	6,650	12,588	31,251
Long term debt:
Series A preferred stock	23,420	35,471	41,727	—	—
Series B preferred stock	11,741	15,048	17,178	—	—
Capital leases, long term	156	147	277	185	145
Term Loan, long term	—	—	—	—	45,000
Other long term debt, net	3	—	101	163	225
Redeemable class B common stock	5,201	3,747	5,291	—	—
Redeemable class C common stock	7,085	5,096	4,571	—	—
Class A common stock	80	80	80	174	209
Treasury stock	(8,195)	(8,199)	(8,772)	—	—
Total shareholders’ (deficiency) equity	(33,050)	(44,221)	(49,576)	50,742	147,161

(1)             We adopted SFAS 150 effective July 1, 2003, which required us to record the mandatory redeemable preferred stock at fair value at the date of adoption and reflect the difference between carrying value and fair value as a cumulative effect of a change in accounting principle. Changes in fair value after the initial adoption date are treated as interest expense. Dividends on mandatory redeemable preferred stock are also treated as interest expense. The interest and change in accounting principle charges to net income were discontinued with the redemption of our series A preferred stock and series B preferred stock in connection with the completion of our initial public offering in June 2005.

(2)             Discontinued operations related to our pharmaceutical training and technology solutions group division for the years ended December 31,  2002 and 2003 are as follows (dollars in thousands):

	For the year Ended December 31,
	2002	2003
Revenue:
Subscription revenue	$—	$—
Other revenue	14,239	6,046
Total revenue	14,239	6,046
Cost of revenue	7,565	2,714
Gross profit	6,674	3,332
Total operating expenses	6,179	4,153
Interest expense	24	23
Income (loss) from discontinued operations before income taxes	471	(844)
Gain on sale of discontinued operations	—	869
Income tax expense	188	10
Net income from discontinued operations	$283	$15

(3)             In 2006 the company adopted Statement 123(R), which requires that the cost resulting from all share-based payment transactions be recognized in the financials statements.  As such, comparability between 2004, 2005 and 2006 are affected.   See footnote No. 12, Stock Plans, to the Consolidated Financial Statements for the period ended December 31, 2006 for further discussion.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the “Selected Consolidated Financial Data” section and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Item 1A—Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the years ended December 31, 2005 and 2006, revenue from these subscriptions comprised approximately 77.7% and 80.7%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. As a result, since 1999 discrete professional services have represented a consistently decreasing percentage of our revenue. We expect that trend to continue.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2005, we had a client base of approximately 2,200 companies, including approximately 119 companies on the Fortune 500 list published in April 2005. As a result of the acquisitions of Webhire, Inc., Knowledge Workers, Gantz Wiley Research, Psychometric Services Ltd. and BrassRing in 2006, we increased our client base to approximately 3,000 companies, including approximately 166 companies on the Fortune 500 list published in April 2006. Our client base includes companies that we billed for services during the year ended December 31, 2006 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $68.4 million, or 61.0%, of our total revenue for the year ended December 31, 2006.

Our revenue has increased at a compound annual growth rate of approximately 49% since 2003, from $34.0 million for the year ended December 31, 2003 to $46.3 million for the year ended December 31, 2004 to $65.6 million for the year ended December 31, 2005 and $112.1 million for the year ended December 31, 2006.

Historically, a substantial portion of our clients have renewed their subscriptions each year. During the years ended December 31, 2004, 2005 and 2006, our clients renewed approximately  90% or higher  respectively, of the aggregate contract value up for renewal during each of those periods.

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

•       in 2003, we discontinued our Oracle implementation business and discontinued and sold our pharmaceutical training division; and

•       in 2006, we enhanced our talent acquisition solutions and client base through our acquisitions of Webhire, Inc., Knowledge Workers Inc.,  Gantz Wiley Research, Psychometric Services Ltd., and BrassRing Inc.

As a result of our shift in strategic focus in 2000, an increasing proportion of our revenue has been derived from talent acquisition and employee performance management solutions while a decreasing portion of our revenue has been derived from discrete professional services. In 2000, revenue derived from subscriptions for these solutions comprised approximately 54.4% of our total revenue; in 2006 this percentage increased to 80.7% of total revenue.  This shift to subscription based services has been driven by our customer’s adoption of the on-demand model for software delivery and need for solutions that improve employee recruiting and retention.

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

Our Initial Public Offering

On June 29, 2005, we completed our initial public offering in which we sold an aggregate of 5,750,000 shares of our common stock, including 750,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option on July 3, 2005, at a price of $12.00 per share. Our net proceeds from our initial public offering aggregated approximately $61.5 million after deducting underwriting commissions and offering expenses.

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

On March 8, 2006, we completed a public offering of 2,425,000 shares of our common stock at a price to the public of $27.00 per share. We also sold an additional 216,800 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $66.3 million. In addition, certain of our shareholders sold an aggregate of 3,510,700 shares of our common stock in the offering, including an over-allotment of 585,700 shares. We received no proceeds from the common stock sold by the selling shareholders in this offering.

On April 10, 2006, we acquired Knowledge Workers Inc., a human capital consulting and technology firm based in Denver Colorado, for approximately $2.5 million in cash. The total cost of the acquisition, including estimated legal, accounting, and other professional fess, was approximately $2.6 million.

On August 14, 2006, we acquired Gantz Wiley Research, an employee and customer survey data analysis firm based in Minneapolis, Minnesota, for a purchase price of approximately $2.7 million in cash and $3.2 million in stock consideration. The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $5.9 million. In addition, our agreement with Gantz Wiley contained an earnout provision which provided for the payment of additional consideration by the Company based upon the annual revenues of Gantz Wiley Research through December 31, 2006. Based upon these results, we paid an additional consideration of $1.3 million in cash and equity during the first quarter of 2007 to the former shareholder of Gantz Wiley. The related liability has been reflected in the financial statements at December 31, 2006.

On November 13, 2006, we acquired BrassRing Inc. and BrassRing LLC a provider of talent management solutions, for approximately $114.7 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $2.9 million, was approximately $117.6 million. The strategic rationale for acquiring BrassRing included expansion of opportunities with large, global customers, expansion of global infrastructure and product capabilities, and creation of cross-marketing opportunities.

On November 13, 2006, we entered into a new secured credit facility with PNC Bank, N.A., as administrative agent, in connection with our acquisition of BrassRing. Our obligations under the new credit facility are secured by substantially all of our assets and the assets of our subsidiaries. This credit facility replaced our prior $25 million revolving credit facility with PNC Bank. Under the terms of the credit facility, we borrowed $75 million on November 13, 2006 to fund our acquisition of BrassRing and repaid the remainder of our borrowings under the credit facility with the proceeds from the public offering that we completed in January 2007.

On November 20, 2006, we acquired Psychometric Services Ltd., or PSL, a provider of online and paper-based assessment products, training and consultancy based in the United Kingdom for approximately $7.5 million in cash and $0.6 million in stock consideration. The strategic rationale for acquiring PSL was to add PSL’s library of content and team of psychologists to extend Kenexa’s value proposition and to further differentiate Kenexa from a domain expertise perspective. In addition, we believe that the acquisition of PSL advances Kenexa’s efforts to build out its international infrastructure, while adding an attractive customer list of commercial and government entities in the UK.

On January 18, 2007, we completed a public offering of 3,750,000 shares of our common stock at a price to the public of $31.86 per share. We also sold an additional 562,500 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $131.0 million.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will maintain our renewal rate of approximately 90.0% of the aggregate contract value up for renewal for 2007, 2008 and 2009. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As the subscription component of our revenue has grown and clients’ willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown at a higher rate than our revenue. As of December 31, 2006, deferred revenue increased to $31.3 million from $12.6 million at December 31. 2005. We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

We derive other revenue from the sale of discrete professional services, and translation services as well as from out-of-pocket expenses. The majority of our other revenue is derived from discrete professional services, which primarily consist of consulting and training services. This revenue is recognized differently depending on the type of service provided as described in greater detail below under “Critical Accounting Policies and Estimates.”

We generate substantially all of our revenue from within the United States. For the year ended December 31, 2006, approximately 90% of our total revenue was derived from sales in the United States. Other than the revenue that we generated from clients in the Netherlands and the United Kingdom, which in the aggregate amounted to 5.3% of our total revenue for the year ended December 31, 2006, and revenue that was generated from clients in Canada which amounted to 2.4% for the year ended December 31, 2006, we did not have revenue from any other country in excess of 0.5% of our total revenue for the year ended December 31, 2006.

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

Operating Expenses

We classify our operating expenses as follows:

Sales and Marketing.    Sales and marketing expenses primarily consist of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions, and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the terms of the agreements. Investment in sales and marketing commencing in 2003 resulted in significant revenue growth during 2004, 2005 and 2006. We intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients. Our sales and marketing expense has increased in absolute terms although it has decreased as a percentage of total revenue. We expect this trend to continue.

Research and Development.   Research and development expenses primarily consist of personnel and related costs, including salaries, and employee benefits, for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel. Our research and development efforts have been devoted primarily to enhancements and upgrades to our existing products. Historically, we have capitalized a small percentage of our research and development expenses as internally developed software. Capitalized expenses totaled $0.3 million, $0.3 million, and $0.6 million for the years ended December 31, 2004, 2005 and 2006, respectively. The remaining research and development expenses have been expensed as incurred. We expect research and development expenses to increase in the future as we employ more personnel to support enhancements of our solutions and new solutions offerings. However, we expect research and development expenses to increase as a percentage of total revenue primarily due to the expansion of our research and development efforts.

General and Administrative.   General and administrative expenses primarily consist of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. As we expand our business and incur additional expenses associated with being a public company, we believe that general and administrative expenses will increase in dollar amount and may decrease as a percentage of total revenue in 2007 and future periods.

Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business:

	For the Year Ended December 31,
	2004	2005	2006
	(in thousands, except for percentages)
Total Revenue	$46,301	$65,641	$112,107
Subscription revenue as a percentage of total revenue	78.5%	77.7%	80.7%
Income from operations before income tax and interest expense	$3,730	$9,512	18,636
Net cash provided by operating activities	$10,056	$16,941	$18,610

	For the Year Ended December 31,
	2004	2005	2006
	(in thousands)
Deferred revenue	$6,650	$12,588	$32,251

The following is a discussion of some of the terms used in the tables above.

Subscription revenue as a percentage of total revenue.   Subscription revenue as a percentage of total revenue can be derived from our consolidated statement of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provide us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. We expect that the percentage of subscription revenue will be in the range of 78-82% of our total revenues through at least 2008.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the Year Ended December 31,
	2004	2005	2006
	(in thousands)
Deferred revenue at the beginning of the period	$3,260	$6,650	$12,588
Total invoiced subscriptions during period	39,738	56,882	95,087
Deferred revenue from acquisition	—		14,046
Subscription revenue recognized during period	(36,348)	(50,974)	(90,470)
Deferred revenue at end of period	$6,650	$12,588	$31,251

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We derive our revenue from two sources: (1) subscription revenues for solutions, which are comprised of subscription fees from clients accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from clients purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for professional services, translation services and reimbursed out-of-pocket expenses. Because we provide our solutions as a service, we follow the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. On August 1, 2003, we adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:

•       There is persuasive evidence of an arrangement;

•       The service has been provided to the client;

•       The collection of the fees is probable; and

•       The amount of fees to be paid by the customer is fixed or determinable.

Subscription Fees and Support Revenues.   Subscription fees and support revenues are recognized on a monthly basis over the lives of the contracts. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We recorded subscription fees and support revenues of approximately $36.3 million, $51.0 million and $90.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

We record reimbursable out-of-pocket expenses incurred in accordance with EITF issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which requires that reimbursements received for out-of-pocket expenses be classified as revenue and not as cost reductions. Before the December 15, 2001 effective date of EITF Issue 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the years ended December 31, 2004, 2005, and 2006, reimbursed expenses totaled $1.3 million, $1.4 million, and $1.9 million, respectively.

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

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carry amount. We have reviewed the carrying values of goodwill of each business unit by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. We determined that the carrying values of our goodwill did not exceed the fair values and as a result we do not believe that impairment of goodwill existed at December 31, 2006.

Accounting for Share-Based Compensation

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

•       The estimated forfeiture rate is the rate by which awards are expected to expire before they become fully vested and exercisable. An increase in the forfeiture rate would result in a decrease to our expense.

Share-based compensation expense recognized during the period is based on the value of the number of awards that are expected to vest. In determining the share-based compensation expense to be recognized, a forfeiture rate is applied to the fair value of the award. This rate represents the number of awards that are expected to be forfeited prior to vesting and is based on Kenexa’s employee historical behavior. Changes in the future behavior of employees could impact this rate. A decrease in this rate would result in an increase in our expense.

Accounting for Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS No. 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of all of the deferred tax asset will not be realized.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. As of December 31, 2004, 2005 and 2006, self-insurance accruals totaled approximately $0.2 million, $0.2 million and $0.3 million, respectively. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

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

Kenexa Corporation Consolidated Statement of Operations
(In thousands)

	For the Year Ended December 31,
	2004		2005		2006
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription revenue	$36,349	78.5%	$50,974	77.7%	$90,470	80.7%
Other revenue	9,952	21.5%	14,667	22.3%	21,637	19.3%
Total revenue	46,301	100.0%	65,641	100.0%	112,107	100.0%
Cost of revenue	12,230	26.4%	18,782	28.6%	31,712	28.3%
Gross profit	34,071	73.6%	46,859	71.4%	80,395	71.7%
Operating expenses:
Sales and marketing	13,351	29.0%	16,133	24.6%	25,134	22.4%
General and administrative	10,243	22.0%	15,116	23.0%	24,520	21.9%
Research and development	4,271	9.2%	3,986	6.1%	8,618	7.7%
Depreciation and amortization	2,476	5.3%	2,112	3.2%	3,487	3.1%
Total operating expenses	30,341	65.5%	37,347	59.6%	61,759	55.1%
Income from operations before income tax and interest expense	3,730	8.1%	9,512	14.5%	18,636	16.6%
Interest (income) expense	160	0.3%	(566)	(0.9)%	(1,560)	(1.4)%
Interest (income) expense on mandatory redeemable preferred shares	8,386	18.1%	3,396	5.2%	—	0.0%
Income (loss) from operations before income tax	(4,816)	(10.3)%	6,682	10.2%	20,196	18.0%
Income tax expense (benefit) from continuing operations	(723)	(1.6)%	591	0.9%	4,303	3.8%
Net income (loss)	$(4,093)	(8.7)%	$6,091	9.3%	$15,893	14.2%
Accretion of redeemable class B common shares and C common shares	1,020	2.2%	41,488	63.2%	—	0.0%
Net income (loss) available to common shareholders	$(5,113)	(11.0)%	$(35,397)	(53.9)%	$15,893	14.2%

Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing addresses for each of the periods shown:

	For the Year Ended December 31,
	2004	2005	2006
United States	91.2%	90.1%	90.2%
Europe, Middle East and Africa	7.6%	6.0%	6.2%
Canada	0.5%	3.2%	2.4%
Asia-Pacific and other	0.7%	0.7%	1.2%
Total revenue	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2005 and 2006

Revenue

Total revenue increased by $46.5 million or 70.8% to $112.1 million for the year ended December 31, 2006 from $65.6 million for the year ended December 31, 2005. While acquisitions completed during 2006 contributed approximately $23.5 million or 51% of the increase in our revenue for the year ended December 31, 2006 from the prior year, our existing customers added approximately $23.1 million to our revenue increase from the prior year. Our subscription revenue increased by 77.5% to $90.5 million for the year ended December 31, 2006 from $51.0 million for the year ended December 31, 2005. Subscription revenue represented approximately 80.7% of our total revenue for the year ended December 31, 2006 compared to 77.7% of our total revenue for the year ended December 31, 2005. This increase is attributable to increasing sales of our talent acquisition and employee performance management solutions primarily due to the increasing adoption of our on-demand model for software. Additionally, our average revenue per customer from our top 80 customers by revenue increased from approximately $0.6 million per customer for the year ended December 31, 2005 to approximately $0.8 million per customer for the year ended December 31, 2006. Our other revenue increased by 47.5% to $21.6 million for the year ended December 31, 2006 from $14.7 million for the year ended December 31, 2005. This increase was due to an increase in demand for our consulting services which resulted from an increase in our subscription based revenues. We expect subscription-based and other revenues to increase in 2007 over the prior year primarily due to customer acquisitions and additional sales to existing customers.

Cost of Revenue

Cost of revenue increased by $12.9 million or 68.8% to $31.7 million for the year ended December 31, 2006 from $18.8 million for the year ended December 31, 2005. As a percentage of revenue, cost of revenue remained approximately the same at 28.3% for the year ended December 31, 2006 compared to 28.6% for the year ended December 31, 2005. The increase in the cost of revenue was primarily due to increased salaries, overhead, direct costs and other expense of $8.6 million, $1.4 million, $2.0 million and $0.9 million, respectively, associated with our increased revenue. Our increased salaries were due to the addition of 226 employees from our acquisitions in 2006.

Sales and Marketing (“S&M”)

S&M expense increased $9.0 million or 55.8% to $25.1 million for the year ended December 31, 2006 compared to $16.1 million for the year ended December 31, 2005. Increased salary, commission, performance bonus and tax and benefits expense of $4.1 million, $1.0 million, $0.5 million and $1.4 million, respectively, contributed to the increase in S&M expense for the year ended December 31, 2006 from the prior year. Additionally,  non-cash stock option expense from our adoption of SFAS 123R, increased travel and other expenses of $1.1 million, $0.7 million and $0.2 million, respectively, contributed to the increase in S&M expense for the year ended December 31, 2006 from the prior year. The increase in salaries was due to the addition of 74 employees in 2006, of which 36 employees were related to our acquisitions and 38 employees were from internal growth in 2006.   As a percentage of total revenue, S&M expense decreased to 22.4% for the year ended December 31, 2006 from 24.6% for the year ended December 31, 2005 due to increased revenues.

General and Administrative (“G&A”)

G&A expense increased by $9.4 million or 62.2% to $24.5 million for the year ended December 31, 2006 compared to $15.1 million for the year ended December 31, 2005. The $9.4 million increase was due primarily to an increase in salary and tax and benefits expenses of $2.0 million and $0.9 million, respectively primarily due to the addition of 38 employees from our acquisitions in 2006.  In addition, rent expense, associated with our recent acquisitions, professional fees, and non-cash stock option expense from our adoption of SFAS 123R in 2006 contributed $1.8 million, $1.5 million and $1.3 million, respectively, to the increase in G&A expense for the year ended December 31, 2006 compared to the prior year. The remainder of the $1.9 million increase was attributable to increases in travel expense of $0.5 million and additional infrastructure expenses of $1.4 million which included expenses such as phone, supplies, utilities, insurance and other expenses. As a percentage of total revenue, G&A expense decreased to 21.9% for the year ended December 31, 2006 compared to 23.0% for the prior year due to increased revenues.

Research and Development (“R&D”)

R&D expense increased $4.6 million or 116.2% to $8.6 million for the year ended December 31, 2006 from $4.0 million for the year ended December 31, 2005. The $4.6 million increase in R&D expense was due to the addition of 146 employees in 2006; of which 82 employees were related to our acquisitions and 64 employees were from internal growth in 2006.  As a percentage of total revenue, research and development expense increased from 6.1% to 7.7% for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to increased development effort on our products.

Depreciation and Amortization

Depreciation and amortization expense increased $1.4 million or 65.2% to $3.5 million for the year ended December 31, 2006 compared to $2.1 million for the year ended December 31, 2005 due to increased capital purchases and additional intangibles acquired in connection with our recent acquisitions. In the future, we expect depreciation and amortization expense to increase due to recent capital purchases.

Interest Income

Interest income increased $1.0 million or 175.6% for the year ended December 31, 2006 to $1.6 million for the year ended December 31, 2006 from $0.6 million for the year ended December 31, 2005. The $1.0 million increase is due primarily to interest earned on the net proceeds of our March 2006 public offering in which we raised $66.3 million.

Interest on Mandatory Redeemable Preferred Shares

Interest expense on mandatory redeemable shares of $3.4 million for the year ended December 31, 2005 was related to the redemption of class A and class B preferred shares upon the closing of our initial public offering in June 2005. Because we redeemed all of our class A and class B preferred shares in our initial public offering, we no longer record any interest expense on mandatory redeemable shares.

Income Tax Expense

Income tax expense on operations increased $3.7 million to $4.3 million expense for the year ended December 31, 2006 from $0.6 million for the year ended December 31, 2005. The $3.7 million increase in income tax expense was primarily attributable to an increase in income before taxes offset by a reduction of our valuation allowance of approximately $0.9 million.  These changes were due to management’s evaluation of our positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that we will realize a portion of the benefits of federal and state tax assets. In 2006 we acquired net operating loss carryforwards from various acquisitions totaling $41.1 million. Based upon the uncertainty to fully utilize these net operating loss carryforwards due to Internal Revenue Code section 382 the Company recorded a valuation allowance of $36.1 million.

Comparison of Years Ended December 31, 2004 and 2005

Revenue

Total revenue increased by 41.7% to $65.6 million for the year ended December 31, 2005 from $46.3 million for the year ended December 31, 2004. Our subscription revenue increased by 40.2% to $51.0 million for the year ended December 31, 2005 from $36.3 million for the year ended December 31, 2004. Subscription revenue represented approximately 77.7% of our total revenue for the year ended December 31, 2005. This increase is attributable to increasing sales of our talent acquisition and employee performance management solutions primarily due to the increasing adoption of our on-demand model for software generally and talent acquisition and employee performance management solutions in particular. Additionally, our average revenue per customer from our top 80 customers by revenue increased from approximately $0.4 million per customer for the year ended December 31, 2004 to approximately $0.6 million per customer for the year ended December 31, 2005. Our other revenue increased by 47.4% to $14.7 million for the year ended December 31, 2005 from $10.0 million for the year ended December 31, 2004. This increase was due to an increase in demand for our consulting services which resulted from an increase in our subscription based revenues.

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

Sales and Marketing (“S&M”)

S&M expense increased by 20.1% to $16.1 million for the year ended December 31, 2005 compared to $13.4 million for the year ended December 31, 2004. Increased salary, performance bonus and commissions of $0.9 million, $0.7 million and $0.4 million, respectively, contributed to the increase in S&M expense for the year ended December 31, 2005 from the prior year. Additionally, increased travel, bad debt expense and marketing expense of $0.3 million, $0.2 million and $0.2 million, respectively, contributed to the increase in S&M expense for the year ended December 31, 2005 from the prior year. As a percentage of total revenue, S&M expense decreased to 24.6% for the year ended December 31, 2005 from 29.0% the year ended December 31, 2004 due to increased revenues.

General and Administrative (G&A”)

G&A expense increased by 47.6% to $15.1 million for the year ended December 31, 2005 compared to $10.2 million for the year ended December 31, 2004. The $4.9 million increase was primarily due to an increase in staff related expense of $1.0 million, the addition of 17 employees, an increase in performance bonuses for our executives and management of $1.6 million, an increase in professional fees of $0.5 million, an increase in rent expense of $0.2 million, and other G&A infrastructure expenses totaling $1.6 million. As a percentage of total revenue, G&A expense increased to 23.0% for the year ended December 31, 2005 compared to 22.1% for the prior year due to increased expense.

Research and Development (“R&D”)

R&D expense decreased by 6.7% to $4.0 million for the year ended December 31, 2005 compared to $4.3 million for the year ended December 31, 2004. The $0.3 million decrease in R&D expense was due to the transition of our development efforts to India. As a percentage of total revenue, R&D expense decreased from 9.2% to 6.1% for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to increased revenues. As a result of the continuing transition of our R&D efforts to India, we expect to expand the features and functionality of our solutions without increasing R&D expenses as a percentage of revenue.

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

Interest on Mandatory Redeemable Preferred Shares

Interest on mandatory redeemable preferred shares decreased by 59.5% to $3.4 million for the year ended December 31, 2005 from $8.4 million for the year ended December 31, 2004. As a result of our adoption of SFAS No. 150 in 2003, dividends on and changes in fair value in the mandatory redeemable preferred shares were recorded as a cumulative change in accounting principle through July 1, 2003 and as an interest expense in subsequent periods. Because we redeemed all of our class A and class B preferred shares in our initial public offering, we no longer record any interest expense on mandatory redeemable shares.

Income Tax (Benefit) Expense

Income tax expense on continuing operations increased to a $0.6 million expense for the year ended December 31, 2005 from a $0.7 million benefit for the year ended December 31, 2004. The $1.3 million increase in income tax expense was primarily attributable to the increase in income offset by the utilization of its net operating loss carryforward and reduction of valuation allowance of approximately $5.0 million. The benefit realized in 2004 resulted from a decrease in our valuation allowance of $0.4 million and an increase in our deferred tax asset of $0.6 million. These changes were due to management’s evaluation of our positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that we will realize a portion of the benefits of federal and state tax assets.

Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our revolving credit facilities and the issuance of equity. As of December 31, 2006, we had cash and cash equivalents of $42.5 million and accounts receivable of $31.5 million. In addition, we had $65.0 million of debt and less than $0.4 million in capital equipment leases.

Our cash provided from operations was $10.1 million, $16.9 million and $18.6 million for the years ended December 31, 2004, 2005 and 2006, respectively. Cash used in investing activities was $1.2 million, $3.9 million and 156.1 million for the years ended December 31, 2004, 2005 and 2006, respectively. Cash used in financing activities was 2.5 million for the year ended December 31, 2004. Cash provided by financing activities was $21.1 million and $136.4 million for the years ended December 31, 2005 and 2006, respectively. These changes in 2006 resulted in a decrease in our cash and cash equivalents of $1.0 million for the year ended December 31, 2006.  Our net increase in cash and cash equivalents of $34.0 million for the year ended December 31, 2005 resulted primarily from our net proceeds of $21.5 million from our initial public offering.  We expect positive cash flow to continue in future periods.

On January 13, 2006, we acquired Webhire, Inc., a provider of end-to-end talent acquisition solutions for recruitment and human resource professionals for a purchase price of approximately $34.4 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of 0.7 million, was approximately $35.1 million. Additionally, on that date, we borrowed $25.0 million under our revolving credit facility and repaid all outstanding borrowings with a portion of the net proceeds from our public offering which we completed in March 2006.

On March 8, 2006, we completed a public offering of 2,425,000 shares of our common stock at a price to the public of $27.00 per share.  We also sold an additional 216,800 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $66.3 million. In addition, certain of our shareholders sold an aggregate of 3,510,700 shares of our common stock in the offering, including an over-allotment of 585,700 shares. We received no proceeds from the common stock sold by the selling shareholders in this offering.

On April 10, 2006 we acquired all of the outstanding stock of Knowledge Workers Inc., a human capital consulting and technology firm based in Denver Colorado, for a purchase price of approximately $2.5 million in cash. The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $2.6 million.

On August 14, 2006 we acquired all of the outstanding stock of Gantz Wiley Research Consulting Group, Inc., an employee and customer survey data analysis firm based in Minneapolis, Minnesota, for a purchase price of approximately $5.8 million in cash and equity. The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $5.9 million. In addition, the acquisition agreement contained an earnout provision which provided for the payment of additional consideration by the Company based upon the annual revenues of Gantz Wiley Research through December 31, 2006. Based upon these results we paid, additional consideration of $1.3 million cash and equity during the first quarter of 2007 to the former shareholder of Gantz Wiley.

On November 13, 2006, we acquired BrassRing Inc. and BrassRing LLC a leading provider of talent management solutions, for approximately $114.7 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $2.9 million, was approximately $117.6 million.

On November 13, 2006, we entered into a new secured credit facility with PNC Bank, N.A., as administrative agent, in connection with our acquisition of BrassRing. Our obligations under the new credit facility are secured by substantially all of our assets and the assets of our subsidiaries.Under the terms of the credit facility, we may borrow up to $75 million, consisting of (i) a $25 million revolving credit facility, including a sublimit of up to $2 million for letters of credit, and (ii) a $50 million term loan. Borrowings of $50 million under the term loan facility and $15 million under the revolving credit facility, together with other sources of funds, were used to pay the consideration in the BrassRing acquisition. We used a portion of the net proceeds of the public offering that we completed in January 2007 to repay all of our outstanding term loan obligations.

Our revolving credit facility will terminate on November 12, 2011, at which time all outstanding borrowings must be repaid, and all outstanding letters of credit, if any, must be cash collateralized.

Borrowings under our revolving credit facility bear interest at tiered rates based upon the ratio of the Total Net Debt to Modified EBITDA Ratio of us and our consolidated subsidiaries. We may also elect interest rates on its borrowings calculated by reference to either (i) the higher of PNC’s prime rate or the current Federal Funds rate plus 1/2% (Base Rate), or (ii) the Eurodollar Rate, in either case plus a margin based upon the ratio of the Company and its consolidated subsidiaries Net Funded Debt to EBITDA ratio.  Interest is payable quarterly for Base Rate loans and at the end of the applicable interest period for Eurodollar Rate loans.  Eurodollar Rate advances will be available for periods of 1, 2, 3, 6 or, if available to all lenders under the Credit Agreement, 9 or 12 months.  Eurodollar Rate pricing will be adjusted for any statutory reserves.

Our revolving credit facility provides for financial and operating covenants. Financial covenants include minimum EBITDA, minimum fixed charge coverage ratio, maximum leverage ratio and other financial tests. Operating covenants include limitations on the ability of us and our subsidiaries to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, pay dividends and make acquisitions and investments.

On November 20, 2006, we acquired Psychometric Services Ltd. (“PSL”), a provider of online and paper-based assessment products, training and consultancy that help organizations achieve tangible business results for approximately $7.5 million in cash and $0.6 million in stock consideration.

On January 18, 2007, we completed a public offering of 3,750,000 shares of our common stock at a price to the public of $31.86 per share. We also sold an additional 562,500 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $131.0 million.

Operating Activities

Net cash provided by operating activities was $10.1 million, $16.9 million and $18.6 for the years ended December 31, 2004, 2005 and 2006, respectively.

Net cash provided by operating activities for the year ended December 31, 2004 resulted primarily from a net loss of approximately $4.1 million, non-cash charges to net income of $11.7 million, including $8.4 million of accrued interest expense on the redeemable preferred stock, deferred revenue of $3.4 million, and other changes in working capital of $0.6 partially offset by an increase in accounts and unbilled receivables of $1.5 million.

Net cash provided by operating activities for the year ended December  31, 2005 resulted primarily from net income of approximately $6.1 million, non-cash charges to net income of $6.4 million, including $3.4 million of accrued interest expense on the redeemable preferred stock, deferred revenue of $5.9 million, and other changes in working capital of $0.8 partially offset by an increase in accounts and unbilled receivables of $2.3 million.

Net cash provided by operating activities for the year ended December 31, 2006 resulted primarily from net income of approximately $15.9 million, non-cash charges to net income of $6.6 million, deferred revenue of $4.6 million and other changes in working capital of $5.3 million offset by a $2.8 million reduction in taxes payable resulting from our adoption of FAS 123R in 2006 and an increase in accounts and unbilled receivables of $11.0 million.

Investing Activities

Net cash used in investing activities was $1.2 million, $3.9 million and $156.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.  Cash flows used in investing activities consisted primarily of acquisitions and additional capital equipment as follows:

	Years ended December 31,
	2004	2005	2006
Scottworks acquisition	$—	$0.2	$—
Webhire acquisition	—	—	32.2
Knowledge Workers acquisition	—	—	2.2
Gantz Wiley Research acquisition	—	—	2.7
BrassRing acquisition	—	—	107.0
Psychometrics acquisition	—	—	7.5
Intangible asset purchase	—	—	0.3
Capitalized software and purchases of computer hardware	$1.2	3.7	4.2
Total Cash flows from investing activities	$1.2	$3.9	$156.1

Financing Activities

Net cash used in financing activities was $2.5 million for the year ended December 31, 2004.  Net cash provided by financing activities was $21.1 million and $136.4 million for the years ended December 31, 2005 and 2006, respectively.

For the year ended December 31, 2004, net cash used in financing activity resulted primarily from repayments of borrowings under our revolving credit facility of $1.6 million, the repurchase of shares of our common stock owned by certain of our former employees of $0.6 million and repayments of capital lease obligations of $0.3 million.

For the year ended December 31, 2005, net cash provided by financing activity resulted primarily from net proceeds from our initial public offering of $61.5 million, the collection of notes receivable of $0.2 million and net proceeds from stock option exercises of $0.1 million partially offset by the redemption of our series A and B preferred shares of $40.0 million, the repurchase of shares of our common stock owned by certain of our former employees of $0.5 million and repayments of capital lease obligations of $0.2 million.

For the year ended December 31, 2006, net cash provided by financing activity resulted primarily from net proceeds from our public offering of $66.3 million, borrowings under our line of credit of $65.0 million, net proceeds from stock option exercises of $4.4 million, excess tax benefits from share-based payment arrangements of $2.8 million, partially offset by deferred financing costs of $1.4 million, repayments of capital lease obligations of $0.4 million, and net repayments of notes payable of $0.3 million.  In January 2007 the Company used a portion of the net proceeds of the public offering to repay all outstanding borrowings.  Refer to footnote No. 14. Subsequent events for details on the public offering in 2007.

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

Unaudited Quarterly Statements of Operations

The following tables present our unaudited quarterly results of operations for each of the eight quarters in the period ended December 31, 2006 and our unaudited quarterly results of operations expressed as a percentage of our subscription and other revenues for the same periods. You should read the following tables in conjunction with our audited consolidated financial statements and related notes appearing at the end of this prospectus. We have prepared the unaudited information on a basis consistent with our audited consolidated financial statements and have included all adjustments, which, in the opinion of management, are necessary to fairly present our operating results for the quarters presented. Our historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

Consolidated Statement of Operations

For the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
(unaudited and in thousands, except per share data)
Revenue:

Subscription revenue	$10,871	$12,122	$13,377	$14,603	$17,593	$19,947	$23,185	$29,745
Other revenue	3,461	3,883	3,857	3,467	5,422	4,760	4,827	6,627
Total revenue	14,332	16,005	17,234	18,070	23,015	24,707	28,012	36,372
Cost of revenue (exclusive of depreciation, shown separately below)	4,060	4,597	4,935	5,190	6,354	6,672	8,392	10,293
Gross profit	10,272	11,408	12,299	12,880	16,661	18,035	19,620	26,079
Operating expenses:
Sales and marketing	3,603	3,927	4,218	4,385	5,728	5,717	5,991	7,698
General and administrative	3,313	3,563	4,036	4,205	5,287	5,914	5,771	7,548
Research and development	1,120	957	961	948	1,536	1,815	2,218	3,048
Depreciation and amortization	552	505	498	556	722	768	872	1,126
Total operating expenses	8,588	8,952	9,713	10,094	13,273	14,214	14,852	19,420
Income from operations before income tax and interest expense	1,684	2,456	2,586	2,786	3,388	3,821	4,768	6,659
Interest (income) expense	12	(1.5)	(220)	(344)	(120)	(682)	(764)	6
Interest expense (income) on mandatory redeemable preferred shares	8,534	(5,138)	—	—	—	—	—	—
(Loss) income from operations before income tax	(6,862)	7,609	2,806	3,130	3,508	4,503	5,532	6,653
Income tax expense on operations	40	219	219	113	229	1,223	1,373	1,478
Net (loss) income	(6,902)	$7,390	$2,587	$3,017	$3,279	$3,280	$4,159	$5,175
Net (loss) income available to common shareholders	(9,699)	$(31,302)	$2,587	$3,017	$3,279	$3,280	$4,159	$5,175
Net (loss) income per share available to common shareholder - basic	$(1.88)	(5.29)	$0.15	$0.17	$0.18	$0.16	$0.20	$0.25
Net (loss) income per share available to common shareholder - diluted	$(1.88)	(5.29)	$0.15	$0.17	$0.17	$0.16	$0.20	$0.24

Consolidated Statement of Operations

	For the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenue:
Subscription revenue	75.9%	75.7%	77.6%	80.8%	76.4%	80.7%	82.8%	81.8%
Other revenue	24.1%	24.3%	22.4%	19.2%	23.6%	19.3%	17.2%	18.2%
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	28.3%	28.7%	28.6%	28.7%	27.6%	27.0%	30.0%	28.6%
Gross profit	71.7%	71.3%	71.4%	71.3%	72.4%	73.0%	70.0%	71.7%
Operating expenses:
Sales and marketing	25.2%	24.5%	24.5%	24.3%	24.9%	23.1%	21.4%	21.2%
General and administrative	23.1%	22.3%	23.4%	23.3%	23.0%	23.9%	20.6%	20.8%
Research and development	7.8%	6.0%	5.6%	5.2%	6.7%	7.3%	7.9%	8.4%
Depreciation and amortization	3.9%	3.2%	2.9%	3.1%	3.1%	3.1%	3.1%	3.1%
Total operating expenses	60.0%	56.0%	56.4%	55.9%	57.7%	57.5%	53.0%	53.4%
Income from operations before income tax and interest expense	11.7%	15.3%	15.0%	15.4%	14.7%	15.5%	17.0%	18.3%
Interest expense (income)	0.1%	(0.1)%	(1.3)%	(1.9)%	(0.5)%	(2.8)%	(2.7)%	0.0%
Interest expense (income) on mandatory redeemable preferred shares	59.5%	(32.1)%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
(Loss) income from operations before income tax	(47.9)%	47.5%	16.3%	17.3%	15.2%	18.2%	19.7%	18.3%
Income tax expense from continuing operations	0.3%	1.4%	1.3%	0.6%	1.0%	5.0%	4.9%	4.1%
Net (loss) income	(48.2)%	46.1%	15.0%	16.7%	14.2%	13.3%	14.8%	14.2%

Comparison of Unaudited Quarterly Results

In 2006 the company adopted Statement 123(R), which requires that the cost resulting from all share-based payment transactions be recognized in the financials statements.  As such, comparability between 2004, 2005 and 2006 are affected. See footnote No. 12, Stock Plans, to the Consolidated Financial Statements for the period ended December 31, 2006 for further discussion.

Revenue

Total revenue has increased each of our last eight quarters primarily due to purchases of our solutions by new clients, purchases of additional solutions by existing clients and contract renewals. Our subscription revenue increased in every quarter presented from $10.9 million for the three months ended March 31, 2005 to $29.7 million for the three months ended December 31, 2006. Our other revenue increased from $3.5 million for the three months ended March 31, 2005 to $6.6 million for the three months ended December 31, 2006. We believe that subscription revenue increased more quickly than other revenue due to our continuing shift in focus toward subscription-based solutions and away from discrete professional services.

Cost of Revenue

Cost of revenue for the quarters presented has fluctuated based on the mix of sales between subscription revenue and other revenue. Cost of revenue was highest as a percentage of total revenue for the three months ended September 30, 2006. This was caused by the mix of sales included in other revenue in that quarter. Included in other revenue are reimbursed expenses which have no margin and subcontractor pass through expenses which has minimal mark up. An increase or decrease in these components as a percentage of sales can have an impact on the cost of revenue.

Sales and Marketing

Sales and marketing expenses have decreased as a percentage of total revenue for each of the three month periods ended March 31, 2005 through December 31, 2006. Sales and marketing expenses have increased in terms of absolute dollars through the same period as a result of increased marketing programs and variable compensation programs. The decrease as a percentage of sales is a result of the effectiveness of the marketing program and the effectiveness of an experienced sales force.

General and Administration

General and administrative expenses for the quarters presented have decreased in the last two quarters due to the company’s ability to leverage these costs as a percentage of revenue serviced. We expect that the general and administrative expenses will continue to decrease as a percentage of revenue.

Research and Development

Research and development expenses for the quarters presented have generally increased each quarter due to an increase in product development expenses and enhancements and upgrades to our existing products. We have a substantial portion of our research and development expenses in India to reduce costs while maintaining sufficient research and development to enhance our products. During the last quarter we acquired BrassRing which contributed partially to the increase in research and development expenses.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2006:

	Payments due by period
Contractual Obligations	2007	2008	2009	2010	2011
	(in thousands)
Capital lease obligations	$229	104	36	—	—
Operating lease obligations	6,257	4,382	4,005	2,977	1,981
Line of Credit	65,000
Total	$71,486	4,486	4,041	2,977	1,981

The amounts listed above for capital lease obligations represent payments that we are required to make for equipment. If we fail to remain current with our obligations for any of these capital leases, we would be in default, and our continued failure to cure such a default would cause our remaining obligations under the defaulted capital lease to become immediately due.

The amounts listed above for operating leases represent our leases for office space, copiers and other operating. If we fail to make rent payments on any of these operating leases when due, we will be required to pay all remaining rent payments on the leases.

See footnote 6 to the financial statements for discussion on the amount listed above for line of credit.

We had no off-balance sheet arrangements for the periods presented in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

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

The application of the provisions of SFAS 123R resulted in a pretax compensation expense of approximately $3,075 in 2006. Based on the same assumptions used to value our 2006 compensation expense, we estimate our pretax expense associated with our share-based compensation plans will be approximately $2, 283 in 2007 and $1,713 in 2008.

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to provide an alternative approach of accounting for the tax effects of employee share-based awards. We have elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123(R).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November  15, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

In 2006, approximately 90.4% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S.-generated sales would not have resulted in a material change to our results for the year ended December 31, 2006.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments was ($0.1) million and $0.1 million at December 31, 2005 and 2006, respectively, and are included in other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We do not believe that a 10% change in interest rates would have a significant effect on our interest income for the year ended December 31, 2006.

ITEM 8. Financial Statement and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Kenexa Corporation

Wayne, Pennsylvania

We have audited the accompanying consolidated balance sheets of Kenexa Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kenexa Corporation and subsidiaries as of December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, the Company adopted SFAS No, 123(revised 2004), “Share-based payment,” in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kenexa Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated March 16, 2007 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Philadelphia, PA

March 16, 2007

Kenexa Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2005	2006
Assets
Current assets
Cash and cash equivalents	$43,499	$42,502
Accounts receivable, net of allowance for doubtful accounts of $447 and $975	10,306	31,493
Unbilled receivables	312	1,005
Deferred income taxes	2,519	8,093
Prepaid expenses and other current assets	2,134	3,578
Total current assets	58,770	86,671
Property and equipment, net of accumulated depreciation	4,737	8,469
Software, net of accumulated depreciation	850	2,122
Goodwill	8,815	161,329
Intangible assets, net of accumulated amortization	125	4,570
Deferred income taxes non current	—	1,430
Deferred financing costs, net of accumulated amortization	50	1,295
Other assets	552	1,573
Total assets	$73,899	$267,459

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

(in thousands, except share data)

	December 31,
	2005	2006
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,306	$5,672
Line of credit	—	20,000
Notes payable, current	95	138
Commissions payable	834	1,674
Accrued compensation and benefits	4,590	9,878
Other accrued liabilities	2,177	6,086
Deferred revenue	12,588	31,251
Capital lease obligations	219	229
Total current liabilities	22,809	74,928
Term Loan	—	45,000
Capital lease obligations, less current portion	185	145
Notes payable, less current portion	108	111
Other liabilities	55	114
Total liabilities	23,157	120,298
Shareholders’ equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 17,459,044 and 20,897,777 shares issued, respectively	174	209
Additional paid-in capital	97,140	176,345
Deferred Compensation	(1,040)	—
Notes receivable for class A common stock	(120)	—
Treasury stock, shares class A common stock, none and none, respectively, at cost	—	—
Accumulated other comprehensive (loss) income	(30)	96
Accumulated deficit	(45,382)	(29,489)
Total shareholders’ equity	50,742	147,161
Total liabilities and shareholders’ equity	$73,899	$267,459

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year ended December 31,
	2004	2005	2006
Revenue
Subscription revenue	$36,349	$50,974	$90,470
Other revenue	9,952	14,667	21,637
Total revenue	46,301	65,641	112,107
Cost of revenue	12,230	18,782	31,712
Gross profit	34,071	46,859	80,395
Operating expenses:
Sales and marketing	13,351	16,133	25,134
General and administrative	10,243	15,116	24,520
Research and development	4,271	3,986	8,618
Depreciation and amortization	2,476	2,112	3,487
Total operating expenses	30,341	37,347	61,759
Income from operations before income taxes and interest expense	3,730	9,512	18,636
Interest expense (income)	160	(566)	(1,560)
Interest on mandatory redeemable shares	8,386	3,396	—
(Loss) income from operations before income tax	(4,816)	6,682	20,196
Income tax (benefit) expense on operations	(723)	591	4,303
Net (loss) income	$(4,093)	$6,091	$15,893
Accretion of redeemable class B common shares and class C common shares	1,020	41,488	—
Net (loss) income available to common shareholders	$(5,113)	$(35,397)	$15,893
Basic and diluted (loss) income per share:
Basic net (loss) income per weighted average common share outstanding:	$(0.85)	$(3.06)	$0.80
Weighted average shares used to compute net (loss) income available to common shareholders per common share - basic	5,995,389	11,578,885	19,911,775
Diluted net (loss) income per weighted average common share outstanding:	$(0.85)	$(3.06)	$0.78
Weighted average shares used to compute net (loss) income available to common shareholders per common share - diluted	5,995,389	11,578,885	20,425,794

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficiency)
(in thousands)

			Redeemable		Stockholders’ (Deficit) Equity
			Participating					Accumulated			Note	Total
	Common Stock		Preferred		Class A	Additional		Other			Receivable	Stockholder’
	Redeemable		Stock Class A		Common	Paid-In	Accumulated	Comprehensive	Treasury	Deferred	Common	(Deficiency)	Comprehensive
	Class B	Class C	Series A	Series B	Stock	Capital	(Deficit)	(Loss) Income	Stock	Compensation	Stock	Equity	(Loss) Income
Balance, December 31, 2003	$ 3,747	$ 5,096	$ 35,471	$ 15,048	$ 80	$ 4,701	$ (40,275)	$ (1)	$ (8,195)	$ —	$ (531)	$ (44,221)	$ (12,159)
Stock repurchase	—	—	—	—	—	—	—	—	(577)	—	—	(577)	—
Payments received on notes receivable for class A common stock	—	—	—	—	—	—	—	—	—	—	12	12	—
Accretion of common stock to redemption values	1,544	(525)	—	—	—	(1,019)	—	—	—	—	—	(1,019)	—
Interest on preferred shares	—	—	6,256	2,130	—	—	—	—	—	—	—	—	—
Gain on currency exchange	—	—	—	—	—	—	—	95	—	—	—	95	95
Deferred stock compensation related to stock options	—	—	—	—	—	681	—	—	—	(681)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	227	—	227	—
Net loss	—	—	—	—	—	—	(4,093)	—	—	—	—	(4,093)	(4,093)
Balance, December 31, 2004	$ 5,291	$ 4,571	$ 41,727	$ 17,178	$ 80	$ 4,363	$ (44,368)	$ 94	$ (8,772)	$ (454)	$ (519)	$ (49,576)	$ (3,998)
Stock repurchase	—	—	—	—	—	—	—	—	(515)	—	—	(515)	—
Retire Treasury Stock	—	—	—	—	(28)	(2,154)	(7,105)	—	9,287	—	—	—	—
Payments received on notes receivable for class A common stock	—	—	—	—	—	—	—	—	—	—	399	399	—
Accretion of common stock to redemption values	20,859	20,630	(664)	2,243	—	(41,488)	—	—	—	—	—	(41,488)	—
Accrued dividends	—	—	1,147	670	—	—	—	—	—	—	—	—	—
Interest on preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—
Loss on currency exchange	—	—	—	—	—	—	—	(124)	—	—	—	(124)	(124)
Deferred stock compensation related to stock options	—	—	—	—	—	1,220	—	—	—	(1,220)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	634	—	634
Option exercises	—	—	—	—	—	147	—	—	—	—	—	147	—
Conversion of class C warrants	—	—	—	—	4	(4)	—	—	—	—	—	—	—
Initial public stock offering, net	—	—	(28,600)	(11,400)	57	61,466	—	—	—	—	—	61,523	—
Conversion of preferred stock to common stock upon public offering	—	—	(13,610)	(8,691)	18	22,282	—	—	—	—	—	22,300	—
Conversion of class B and class C redeemable common stock to class A common upon public offering	(26,150)	(25,201)	—	—	43	51,308	—	—	—	—	—	51,351	—
Net income	—	—	—	—	—	—	6,091	—	—	—	—	6,091	6,091
Balance, December 31, 2005	$ —	$ —	$ —	$ —	$ 174	$ 97,140	$ (45,382)	$ (30)	$ —	$ (1,040)	$ (120)	$ 50,742	$ 5,967
Payments received on notes receivable for class A common stock	—	—	—	—	—	—	—	—	—	—	120	120	—
Gain on currency exchange	—	—	—	—	—	—	—	126	—	—	—	126	126
Reclassification of deferred compensation balance to additional paid-in capital	—	—	—	—	—	(1,040)	—	—	—	1,040	—	—	—
Share based compensation	—	—	—	—	—	3,076	—	—	—	—	—	3,076	—
Income tax benefits realized from activity in employee stock plans	—	—	—	—	—	2,762	—	—	—	—	—	2,762	—
Option exercises	—	—	—	—	4	4,360	—	—	—	—	—	4,364	—
Conversion of class B, D & E warrants	—	—	—	—	3	(3)	—	—	—	—	—	—	—
Public stock offering, net	—	—	—	—	26	66,255	—	—	—	—	—	66,281	—
Common Stock Issuance for Gantz Wiley Research Acquisition	—	—	—	—	2	3,168	—	—	—	—	—	3,170	—
Common Stock Issuance for Psychometrics Services Ltd. Acquisition	—	—	—	—	—	627	—	—	—	—	—	627	—
Net Income	—	—	—	—			15,893					15,893	15,893
Balance, December 31, 2006	$ —	$ —	$ —	$ —	$ 209	$ 176,345	$ (29,489)	$ 96	$ —	$ —	$ —	$ 147,161	$ 16,019

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2004	2005	2006
Cash flows from operating activities
Net loss (income) from continuing operations	$(4,093)	$6,091	$15,893
Adjustments to reconcile net loss (income) to net cash provided by operating activities
Depreciation and amortization	2,545	2,123	3,487
Non-cash interest expense	—	—	72
Non-cash compensation	227	634	3,076
Excess tax benefits from share-based payment arrangements	—	—	(2,762)
Amortization of deferred financing fees	82	93	115
Bad debt expense (recovery)	432	154	(182)
Accrued interest on mandatory redeemable preferred stock	8,386	3,396	—
Deferred taxes	(1,023)	(1,497)	(829)
Changes in assets and liabilities
Accounts and unbilled receivables	(1,509)	(2,282)	(11,010)
Prepaid expenses and other current assets	(386)	(785)	967
Other assets	19	2	(233)
Accounts payable	323	633	(1,446)
Accrued compensation and other accrued liabilities	1,658	2,272	6,107
Commissions payable	83	264	787
Deferred revenue	3,390	5,889	4,616
Other liabilities	(78)	(46)	(48)
Net cash provided by operating activities	10,056	16,941	18,610
Cash flows from investing activities
Purchases of property and equipment	$(1,150)	$(3,763)	$(4,182)
Cash paid for intangible assets	(18)	(8)	(300)
Cash paid for acquisition(s)	—	(164)	(151,636)
Net cash used in by investing activities	(1,168)	(3,935)	(156,118)
Cash flows from financing activities
Net (repayments) borrowings under line of credit agreement	$(1,558)	$—	$65,000
Repayments of notes payable	—	(39)	(422)
Repurchase of common shares	(577)	(515)
Collections of notes receivable	12	249	120
Excess tax benefits from share-based payment arrangements	—	—	2,762
Net proceeds from initial public offering	—	61,532	—
Redemption of series A and B preferred stock	—	(40,000)	—
Net proceeds from public offering	—	—	66,281
Deferred financing costs	(5)	(16)	(1,360)
Net proceeds from option exercises	—	147	4,364
Repayments of capital lease obligations	(344)	(235)	(360)
Net cash (used in) provided by financing activities	(2,472)	21,123	136,385
Effect of exchange rate changes on cash and cash equivalents	—	(124)	126
Net increase (decrease) in cash and cash equivalents	6,416	34,005	(997)
Cash and cash equivalents at beginning of year	3,078	9,494	43,499
Cash and cash equivalents at end of year	$9,494	$43,499	$42,502

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year ended December 31,
	2004	2005	2006
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$98	$225	$1,050
Income taxes	203	1,336	2,442
Non-cash investing and financing activities
Capital lease obligations	$383	$167	$325
Notes receivable applied to accrued bonus	—	151	—
Accretion of class B common stock and class C common stock to redemption value	1,020	41,448	—
Redemption and conversion of class B and class C common to class A common stock	—	51,351	—
Stock consideration for acquisitions	—	—	3,797

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data, unless noted otherwise)

1.   Organization

Kenexa Corporation, and its subsidiaries (collectively the “Company”), commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Between 1994 and 2006, the Company acquired 25 businesses that enabled it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

The Company began its operations in 1987 under its predecessor companies, Insurance Services, Inc., or ISI, and International Holding Company, Inc., or IHC in 1987. In December 1999, the Company reorganized its corporate structure by merging ISI and IHC with and into Raymond Karsan Associates, Inc., or RKA, a Pennsylvania corporation and a wholly owned subsidiary of Raymond Karsan Holdings, Inc., or RKH, a Pennsylvania corporation. Each of RKA and RKH were newly created to consolidate the businesses of ISI and IHC. In April 2000, the Company changed its name to TalentPoint, Inc. and changed the name of RKA to TalentPoint Technologies, Inc. In November 2000, the Company changed its name to Kenexa Corporation, and changed the name of TalentPoint Technologies, Inc. to Kenexa Technology, Inc., or Kenexa Technology. Currently, Kenexa transacts business primarily through Kenexa Technology. The Company operates in one segment.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Kenexa and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase. Cash which is restricted for lease deposits is included in other assets.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with the internet hosting arrangements. These costs are deferred over the implementation period, typically three to four months, and are expensed ratably over the subscription period, typically one to three years. These amounts aggregated $1,089 and $985 at December 31, 2005 and 2006, respectively. The current portion of these deferred costs of $979 and $636 at December 31, 2005 and 2006, respectively, is included in other current assets and the non-current portion of $110 and $349 at December 31, 2005 and 2006, respectively, is included in other assets in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital lease is stated at the lower of the fair market value at the date of acquisition or net present value of the minimum lease payments at

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2.   Summary of Significant Accounting Policies (Continued)

inception of the lease. Depreciation and amortization are provided on the straight-line basis over the assets’ estimated useful lives or, if shorter, the lease terms for leasehold improvements. Estimated useful lives are generally 7 years for office furniture, 3 to 5 years for computer equipment and 3 to 5 years for software. Costs of maintenance and repairs are charged to expense as incurred. When property and equipment or leasehold improvements are sold or otherwise disposed of, the fixed asset account and related accumulated depreciation account are relieved and any gain or loss is included in operations. Costs of software not yet placed into service are accumulated as software in development. Upon placement into service, the costs of the assets are transferred to software. Costs of building construction not yet placed into service are accumulated as building construction in progress. Upon placement into service, the costs of the assets are transferred to building.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The Company also records an additional allowance based on certain percentages of aged receivables, which are determined based on historical experience and management’s assessment of the general financial conditions affecting the Company’s customer base. If actual collections experience changes, revisions to the allowance may be required. Activity in the allowance for doubtful accounts is as follows:

Year	Balance at January 1,	Charged (Recovered) Costs	Acquired reserves	(Recovery) Write Offs	Balance at December 31,
2006	$ 448	$ 405	$ 304	$ (182)	$ 975
2005	288	314	—	154	448
2004	813	(93)	—	432	288

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2.   Summary of Significant Accounting Policies (Continued)

The Company capitalized internal-use software costs for the years ended December 31, 2004, 2005, and 2006 of $386, $994 and $1,954, respectively. Amortization of capitalized internal-use software costs for the years ended December 31, 2004, 2005 and 2006 were $1,054, $675 and $1,291, respectively.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS 142, the Company ceased amortization of existing goodwill and is required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has reviewed the carrying values of goodwill of each business component by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. These cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to the Company’s business based on its knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Management determined that the carrying values of its goodwill did not exceed the fair values and as a result believes that no impairment of goodwill existed at December 31, 2006.

The changes in the carrying amount of goodwill for the years ended December 31, 2004, and 2005 and 2006 are as follows:

Balance as of December 31, 2003	$ 8,534
Goodwill	—
Balance as of December 31, 2004	$ 8,534
ScottWorks Acquisition	281
Balance as of December 31, 2005	$ 8,815
Acquisitions:
ScottWorks	30
Webhire	31,564
Knowledge Workers	2,574
Gantz Wiley Research	6,173
BrassRing	104,604
Psychometrics Services Ltd.	7,569
Balance as of December 31, 2006	$ 161,329

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2.   Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intellectual property and non-compete agreements (“intangible assets”) are amortized on a straight-line basis over their estimated useful lives or contract periods, generally ranging from 3 to 20 years. The increase in customer lists during the year ended December 31, 2006 was due to acquisitions completed in 2006 (see Footnote 3—Acquisitions). The amounts were based, in part, on an analysis of the incremental cash flows expected to be derived from the customer lists using historic retention rates and an appropriate discount rate.  Accumulated amortization of intangible assets was $1,275 and $1,688 as of December 31, 2005 and 2006, respectively. Amortization expense related to these intangible assets was $38 and $175 as of December 31, 2005 and 2006, respectively.

Intangible Assets that are subject to amortization at December 31, 2005 and 2006, consist of the following:

	Gross Carrying Value		Accumulated Amortization		Weighted Average Amortization Period (in years)
Description	2005	2006	2005	2006	2006
Customer Lists	$ 102	$ 4,940	$ 33	$ 441	9.7
Trademarks	67	87	11	16	15.4
Fully Amortized Intangibles	1,231	1,231	1,231	1,231
Total	$ 1,400	$ 6,258	$ 1,275	$ 1,688	9.8

Estimated amortization expense for each of the next five years is as follows:

Year Ending December 31,	Amortization Expense
2007	$ 691
2008	646
2009	490
2010	489
2011	478

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2.   Summary of Significant Accounting Policies (Continued)

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

The Company records “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2.   Summary of Significant Accounting Policies (Continued)

Before the effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the year ended December 31, 2004, 2005 and 2006, reimbursed expenses totaled $1,331, $1,436 and $1,915, respectively

Income Taxes

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

Other Taxes

Non-income taxes such as sales and value-added tax are presented on a net basis.

Advertising

Advertising costs are expensed when incurred. Advertising for the years ended December 31, 2004, 2005, and 2006 were $117, $178 and $220, respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management’s judgment and historical experience. At December 31, 2005 and 2006, self-insurance accruals totaled $190 and $340, respectively. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries. The clients are concentrated primarily in the Company’s U.S. market area. At December 31, 2006, there were no clients that represented more than 10% of the net accounts receivable balance. There were no clients that individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. Certain operating cash accounts may exceed the FDIC limits.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan which is available for participation to all eligible employees. Company contributions to the plan are subject to the board of director’s election to make a contribution each year. Company contributions, if elected by the board of directors, are allocated to the participants’ accounts based upon the percentage of each participant’s contributions to the plan during the given year to the total of all participant contributions. For the years ended December 31, 2004, 2005 and 2006, the Company’s board of directors elected to make a matching contribution of 50%, 25% and 50% of employee contributions, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2.   Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company had a net loss available to common shareholders for the periods ended December 31, 2004 and 2005. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at December 31, 2004 and 2005 were not included in the computation of diluted earnings per share for the period then ended as they were antidilutive. The Company had a net income available to common shareholders for the period ended December 31, 2006. Income (loss) per share is computed as follows:

	Twelve Months Ended December 31,
	2004	2005	2006
Numerator:
Net (loss) income	$(4,093)	$6,091	$15,893
Accretion of redeemable class B common stock and redeemable class C common stock	1,020	41,488	—
Net (loss) income available to common shareholders	$(5,113)	$(35,397)	$15,893
Denominator:
Weighted average shares used to compute net (loss) income available to common shareholders per common share—basic	5,995,389	11,578,885	19,911,775
Effect of dilutive stock options and warrants	—	—	514,019
Weighted average shares used to compute net (loss) income available to common shareholders per common share—dilutive	5,995,389	11,578,885	20,425,794
Basic net (loss) income per share to common shareholder	$(0.85)	$(3.06)	$0.80
Diluted net (loss) income per share to common shareholder	$(0.85)	$(3.06)	$0.78

The Company has restated all shares to reflect a 0.8-for-1 reverse stock split effected on June 27, 2005.

Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006. Upon adoption we will continue to recognize the cost of previously granted share-based awards under the straight-line basis and anticipate that we will recognize the cost for new share-based awards on a straight-line basis over the requisite service period. The pool of excess tax benefits

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2.   Summary of Significant Accounting Policies (Continued)

available to absorb tax deficiencies was determined using the alternative transition method described in FSP FAS 123(R)-3. Using this method an opening pool balance of $22 was calculated.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable and accounts payable at December 31, 2005 and 2006 approximate fair value of these instruments. Redeemable preferred stock is carried at fair value, based upon redemption requirements. See footnote 9 for further discussion.

Foreign Currency

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments were $(124) and $126 for the years ended December 31, 2005 and 2006, respectively, and are reported in the equity section of the balance sheet. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss or gain on foreign currency translations and net income or loss from operations and is presented in the consolidated statement of shareholders deficiency.

New Accounting Pronouncements

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

The application of the provisions of SFAS 123R resulted in a pretax expense of approximately $3,076 in 2006. Based on the same assumptions used to value our 2006 compensation expense, we estimate our

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2.   Summary of Significant Accounting Policies (Continued)

pretax expense associated with our share-based compensation plans will approximate $2,283 in 2007 and $1,713 in 2008.

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to provide an alternative approach of accounting for the tax effects of employee share-based awards. We have elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon the adoption of SFAS 123(R).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

3.   Acquisitions

Psychometric Services

On November 20, 2006, the Company acquired all of the outstanding stock of Psychometric Services, Ltd., a provider of user friendly psychometric tests, based in Harrow, United Kingdom, for a purchase price of approximately $7,459 in cash and $627 in stock consideration. The total cost of the acquisition was approximately $8,087. In connection with the acquisition $758 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against Psychometrics Services under the acquisition agreement.  The escrow agreement will remain in place for one year from the acquisition date, and any funds remaining in the escrow account at the end of the one year period will be distributed to the stockholders of Psychometric Services Ltd. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.   Acquisitions (Continued)

the purchase price and related purchase price allocation may be update to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

BrassRing

On November 13, 2006, the Company acquired BrassRing, LLC, a provider of talent management solutions, combining innovative technology, consulting, and outsourcing with recruitment expertise to build successful workforces to meet the specific needs of clients, for approximately $114,708 in cash. On the date of close, approximately $11,500 or 10% of the aggregate purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against BrassRing under the acquisition agreement. Assuming there are no indemnification claims, this amount will be released to BrassRing on or about May 13, 2008. The total cost of the acquisition, including legal, accounting, and other professional fees of $2,910, was approximately $117,618.

BrassRing’s results of operations were included in the Company’s consolidated financial statements beginning on November 13, 2006.

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and short-term investments	$10,567
Accounts receivable	6,363
Prepaid expenses and other current assets	1,514
Property & equipment	1,776
Other long-term assets	520
Technology-related assets	368	1.5 years
Contract-related assets	416	5 years
Goodwill	104,604	Indeterminable
Other intangibles, net	24
Deferred income taxes	3,279	5 years
Less: Liabilities assumed
Accounts payable	3,875
Deferred federal income taxes	21
Deferred revenue	7,418
Deferred rent	499
Total Cash Purchase Price	$117,618

The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be update to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed. The estimated fair values of the intangibles assets are further described below. Contract-related assets, technology-related assets, and net operating loss tax attributes are being amortized over their estimated useful lives.  Goodwill is not amortized but is periodically evaluated for impairment.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.   Acquisitions (Continued)

The valuation of contract-related assets in the amount of $416, which relates to BrassRing’s current customer portfolio, was determined based upon estimated discounted incremental future cash flow to be received as a result of these relationships.

Goodwill from the acquisition resulted from our belief that the recruiter products developed by BrassRing will be complementary to our Kenexa Recruiter product offerings and will help us remain competitive in the talent acquisition market. The goodwill from the BrassRing acquisition will not be deductible for tax purposes.

If the BrassRing and Webhire acquisitions had occurred on January 1, 2005, the unaudited pro forma results of operations for the year ended December 31, 2005 would have been as noted below. If BrassRing acquisition had occurred on January 1, 2006, the unaudited pro forma results of operations for the year ended December 31, 2006 would have been:

	Year ended December 31, 2005	Year ended December 31, 2006
Revenue	$115,063	$145,269
Net (loss) income available to common shareholders	(36,087)	14,295
Net (loss) income per share available to common shareholders—basic	$(3.12)	$0.72
Net (loss) income per share available to common shareholders—diluted	$(3.12)	$0.70

Gantz Wiley Research

On August 14, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., acquired all of the outstanding stock of Gantz Wiley Research, an employee and customer research firm based in Minneapolis, Minnesota, for a purchase price of approximately $2,652 in cash and $3,170 in stock consideration. The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $5,864. In connection with the acquisition $600 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against Gantz Wiley Research under the acquisition agreement.  The escrow agreement will remain in place for one year from the acquisition date, and any funds remaining in the escrow account at the end of the one year period will be distributed to the stockholder of Gantz Wiley Research.  In addition, the acquisition agreement with Gantz Wiley Research contains an earnout provision which provides for the payment of additional consideration by the Company based upon the annual revenues of Gantz Wiley Research through December 31, 2006. Based  upon the results, contingent consideration  of  $1,300 was paid in cash and equity during the first quarter of 2007 to the former shareholder of Gantz Wiley Research. The related liability has been reflected in the financial statements at December 31, 2006. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be update to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.   Acquisitions (Continued)

Knowledge Workers

On April 10, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., and Kenexa Acquisition Corp., a wholly-owned subsidiary of Kenexa Technology, acquired all of the outstanding stock of Knowledge Workers, Inc., a human capital consulting and technology firm based in Denver, Colorado, for a purchase price of approximately $2,476 in cash. The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $2,580. In connection with the acquisition the Company deposited $100 into an escrow account to cover any claims for indemnification made by the Company against Knowledge Workers, Inc. under the acquisition agreement.  The escrow agreement will remain in place for two years from the acquisition date. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be update to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

Webhire

On January 13, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., and Kenexa Acquisition Corp., a wholly-owned subsidiary of Kenexa Technology, completed its acquisition of Webhire, Inc. (“Webhire”) for approximately $34,395 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $666, was approximately $35,061.

Approximately $5,000, or 14.3% of the aggregate purchase price, remains deposited in an escrow account to cover any claims for indemnification made by the Company against Webhire under the acquisition agreement. Assuming there are no indemnification claims, this amount will be released to the former stockholders of Webhire on or about June 13, 2007.

Webhire’s results of operations were included in the Company’s consolidated financial statements beginning on January 1, 2006.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.   Acquisitions (Continued)

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and short-term investments	$2,849
Accounts receivable, net of allowance of $187	2,015
Prepaid expenses and other current assets	461
Property & equipment	623
Other assets	209
Trademark/tradename, service marks & domain name	20	Indeterminable
Customer Lists	1,031	22 years
Internally developed software	877	3 years
Goodwill	31,564	Indeterminable
Deferred income taxes	3,631	15 years
Less: Liabilities assumed
Notes payable	26
Capital lease obligations	102
Accounts payable	294
Accrued expenses	1,549
Other liabilities	1,006
Deferred revenue	5,313
Total Cash Purchase Price	$34,990

The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be update to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed. The estimated fair values of the intangibles assets are further described below. Customer lists, internally developed software, and net operating loss tax attributes are being amortized over their estimated useful lives.  Goodwill is not amortized but is periodically evaluated for impairment.

In accordance with Statement of Financial Accounting Standard No. 141 the purchase price allocation for Webhire has been updated to reflect additional transaction fees and additional information concerning our deferred income tax analysis since the acquisition. The deferred income tax and corresponding valuation allowance have been increased to reflect current estimates relating to the utilization of the acquired NOL as well as any NOL limitations from the acquisition. These adjustments and any future adjustments to the deferred tax asset or corresponding NOL will be adjusted through the goodwill and recorded as part of the transaction. The valuation of the net operating loss tax attributes of $3,631 was based upon the anticipated use of the present value of cash flows from Webhire’s net operating losses.

The valuation of customer lists in the amount of $1,031, which relates to Webhire’s current customer portfolio, was determined based upon estimated discounted incremental future cash flow to be received as a result of these relationships.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.   Acquisitions (Continued)

Goodwill from the acquisition resulted from our belief that the recruiter products developed by Webhire will be complementary to our Kenexa Recruiter product offerings and will help us remain competitive in the talent acquisition market. The goodwill from the Webhire acquisition will not be deductible for tax purposes.

If the Webhire acquisition had occurred on January 1, 2005, the unaudited pro forma results of operations for the year ended December 31, 2005 would have been:

Year ended December 31, 2005
Revenue	$77,698
Net (loss) income available to common shareholders	(34,697)
Net (loss) income per share available to common shareholders—basic and diluted	$(3.00)

4.   Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of December 31, 2005 and 2006 is as follows:

	December 31,
	2005	2006
Equipment	$7,338	$8,914
Software	6,583	9,934
Office furniture and fixtures	1,175	1,225
Leasehold improvements	645	1,282
Land	578	708
Building construction in progress	—	430
Software in development	846	237
	17,165	22,730
Less accumulated depreciation	11,578	12,139
	$5,587	$10,591

Equipment, office furniture and fixtures included capital leases totaling $2,241 and $2,499 at December 31, 2005 and 2006, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $2,074 and $3,312 for the years ended December 31, 2005 and 2006, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5.   Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2005	2006
Accrued professional fees	260	361
Straight line rent accrual	199	1,405
Other taxes payable (non-income tax)	220	666
Income taxes payable	1,084	740
Other liabilities	414	1,614
Contingent purchase price		1,300
Total other accrued liabilities	$2,177	$6,086

6.   Line of Credit

On November 13, 2006, the Company entered into a new secured credit agreement with PNC Bank, N.A., as administrative agent, in connection with its acquisition of BrassRing.  The new secured credit agreement increased the maximum amount available under the credit facility from $25,000 to $75,000, consisting of (i) a $25,000 revolving credit facility, including a sublimit of up to $2,000 for letters of credit, and (ii) a $50,000 term loan. Borrowings under the new credit facility are secured by substantially all of the Company’s assets and the assets of its subsidiaries.  This credit facility replaced the prior $25,000 revolving credit facility with PNC Bank. As of December 31, 2006 the Company had borrowings of $65,000 from the credit facility with a weighted average interest rate of 7.9% per annum. In January 2007 the Company used a portion of the net proceeds of the public offering to repay all outstanding borrowings. See footnote 14 for discussion of 2007 public offering.

Our revolving credit facility will terminate on November 12, 2011, at which time all outstanding borrowings must be repaid, and all outstanding letters of credit, if any, must be cash collateralized.

On December 29, 2005, the Company entered into a Third Amendment and Modification to the Revolving Credit and Security Agreement with PNC Bank, N.A., originally dated July 15, 2003, and as amended on October 10, 2003 and March 22, 2005. The Third Amendment increased the maximum amount available under the credit facility from $10,000 to $25,000, including a sublimit of up to $2,000 for letters of credit. No amounts were outstanding on the line on December 31, 2005. On January 13, 2006, the Company borrowed $25,000 from the credit facility for working capital purposes.

The Company’s borrowings under the credit facility bear interest at tiered rates based upon the ratio of Net Funded Debt to EBITDA as defined in the Third Amendment. The Company may also elect interest rates on its borrowings calculated by reference to LIBOR plus a margin based upon the ratio of its Net Funded Debt to EBITDA ratio. Interest on LIBOR borrowings is calculated on an actual/360 day basis and is paid on the last day of each interest period. LIBOR advances are available for periods of 1,2,3 or 6 months. LIBOR pricing is adjusted for any statutory reserves. The credit facility will terminate on December 31, 2008, at which time all outstanding borrowings must be repaid, and all outstanding letters of credit, if any, must be cash collateralized.

On July 15, 2003, the Company refinanced its line of credit agreement by entering into a revolving credit and security agreement (“the Revolver”) with a new lender. Maximum available borrowings under the Revolver represent the lesser of $10,000,000 or the Borrowing Base, which is defined as 85% of the amount of Eligible Receivables and 75% of the amount of Unbilled Receivables. Based upon these

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6.   Line of Credit (Continued)

criteria, maximum available borrowings on December 31, 2004 were $3,726,901. No amounts were outstanding on the line of credit on December 31, 2004.

Borrowings under the Revolver are collateralized by generally all the Company’s assets, including a pledge of the capital stock of its subsidiaries. Repayment of amounts outstanding under certain notes payable and all issued or issuable shares of common and preferred stock are subordinated to the rights of the lender under terms of the Revolver. The Revolver contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with covenants at December 31, 2006.

7.   Income Taxes

The income tax (benefit) expense for the years ended December 31, 2004, 2005 and 2006 consisted of the following:

	December 31,
	2004	2005	2006
Current
Federal	$75	$1,401	$4,646
Foreign	85	15	177
State and local	141	672	664
Total Current	$301	2,088	5,487
Deferred
Federal	(869)	(1,119)	(427)
Foreign	—	(270)	(574)
State and local	(154)	(108)	(183)
Total Deferred	(1,023)	(1,497)	(1,184)
Total Income tax provision (benefit)	$(722)	$591	$4,303

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

7.   Income Taxes (Continued)

A reconciliation of the Company’s effective income tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2004 and 2005 and income tax rate of 35% for the year ended December 31, 2006 is as follows:

	December 31,
	2004	2005	2006
Statutory federal tax rate	(34.0)%	34.0%	35%
Foreign tax differential	2.0%	5.2%	(2.8)%
Section 162 Credit	0.0%	(2.5)%	0.0
Marking to market charge	36.3%	17.3%	0.0%
State income taxes	3.1%	10.1%	2.4%
Officer’s life insurance	1.0%	0.4%	0.2%
Other nondeductible expenses	1.4%	0.6%	0.5%
AMT tax	1.6%	0.0%	0.0%
Change in valuation allowance	3.0%	(25.7)%	(4.7)%
Use of NOL	(30.1)%	(30.5)%	—%
Research and development credit	—	—	(3.4)%
Non-taxable interest	—	—	(1.8)%
Provision to return true-up	—	—	(1.2)%
HRI trust	—	—	(2.9)%
Income tax expense	(15.7)%	(8.8)%	21.3%

88

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

7.   Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2004, 2005 and 2006 were as follows:

	December 31,
	2004	2005	2006
Deferred tax assets
Foreign net operating loss carryforward	$1,185	$1,216	$922
Accrued expenses	2,669	769	1,160
Federal and state net operating losses	4,394	1,672	136
Acquired net operating losses	—	—	14,394
AMT tax carryforward	139	—	1,314
Deferred revenue adjustment	1,031	1,706	5,633
Accounts receivable allowance	185	369	588
Stock Options	—	—	960
Depreciation	—	—	714
Capitalized R&D	—	—	1,541
Other	4	—	—
Total deferred tax assets	9,607	5,732	27,362
Deferred tax liabilities
Depreciation and amortization	(801)	(127)	—
Amortization of intangibles	(1,793)	(2,140)	(5,205)
Total deferred tax liabilities	(2,594)	(2,267)	(5,205)
Net deferred tax asset	$7,013	$3,465	$22,157
Valuation allowance	(5,991)	(946)	(12,634)
Net deferred tax asset	$1,022	$2,519	$9,523

At December 2006 the Company has remaining net operating loss carryforwards from acquisitions of $41,126. Based upon the uncertainty to fully utilize these net operating loss carryforwards the Company recorded a valuation allowance of $36,098. Additionally, the Company is subject to Internal Revenue Code section 382 loss limitations for these acquired net operating loss carryforwards. In the future, if the valuation allowance is reduced a reduction to goodwill will be recorded, otherwise if the valuation allowance is increased the adjustment will be charged to expense. The Company also has net operating loss carryforwards available from foreign operations of $3,073. In 2006 the Company released $945 of its foreign valuation allowance resulting in no corresponding valuation allowance against these foreign net operating loss carryforwards as the Company believes they will be fully utilized in the future.  In 2005 the Company was granted a tax holiday from the government of India for its development center located in Hyderabad, India.  This tax holiday was granted for a five year period and expires in 2010.  The income tax benefit on this holiday is $404 in 2006.

A valuation allowance of $5,991and $946 has been recorded at December 31, 2004, and 2005, respectively. In 2004 based upon historical taxable income in 2003 and projected taxable income for 2004 and 2005 the Company reduced its valuation allowance on its net deferred tax assets. At December 31, 2005, the Company had available net operating loss carryforwards from U.S. operations of approximately $4.4 million for federal purposes which expire in the year 2022 and approximately $2.9 million for state

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

7.   Income Taxes (Continued)

purposes which expire in 2006 through 2022 for state purposes. At December 31, 2005, the Company also had available net operating loss carryforwards from foreign operations of approximately $4.9 million with no expiration date. In 2005, the Company reduced its valuation allowance by approximately $5.0 million due to the utilzation of net operating loss carryforwards to offset the increase in income resulting in income tax expense on continuing operations of $0.6 million for the year ended December 31, 2005. In 2004, the Company reduced its valuation allowance by approximately $0.4 million and increased deferred tax assets by approximately $0.6 million as a result of management’s determination that it is more likely than not that the Company will realize a portion of the benefits of the federal and state tax assets resulting in an income tax benefit of $0.7 million for the year ended December 31, 2004.

The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are permanently reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2006, the Company had not provided for federal income tax expense for cumulative income of individual international subsidiaries of $1,395 at December 31, 2006. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the com plexities associated with its hypothetical calculation. As noted above, the Company has significant net operating loss carryforwards for U.S. federal income taxes purposes, which are available to offset the potential tax liability if the earnings were to be distributed.

Non-income taxes such as sales and value-added tax are presented on a net basis.

8.   Commitments and Contingencies

Leasing Arrangements

The Company leases certain of its facilities and equipment under various operating and capital leases. Equipment under capital leases consists primarily of computer equipment and furniture and fixtures. These leases generally have terms of three to five years, bear interest of 0.0% to 13.0% per annum and are collateralized by the underlying equipment. Operating leases primarily consist of leases for office space and equipment. Future minimum lease payments for each of the following five years are:

	Year ended December 31,
	Capital Leases	Operating Leases
2007	$229	$6,257
2008	104	4,382
2009	36	4,005
2010	—	2,977
2011	—	1,981
Total minimum lease payments	$369	$19,602
Less amount representing interest	6
Present value of minimum payments under capital leases	363
Less current portion	224
	$139

Rent expense was $1,844, $2,111 and $3,678 for the years ended December 31, 2004, 2005 and 2006, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

8.   Commitments and Contingencies (Continued)

Severance arrangement

On November 26, 2006, the Company entered into a separation agreement and general release with its former Chief Operating Officer who resigned from his positions as an officer and a director of the Company and each of its subsidiaries, effective on the close of business on November 30, 2006.  The separation agreement provided that the Company continue to pay the former officer his base salary of $250 per year through November 29, 2008. In addition, until May 29, 2010, the Company will provide the former officer with continued participation in the medical insurance coverage plans of the Company, or the economic equivalent of the employer portion of the premium for such plans. Pursuant to the separation agreement, the former officer received $397 under the Company’s 2006 bonus plan.  In addition, previously unvested options to purchase 28,333 shares of the Company’s common stock held by the former officer became immediately exercisable, and all other unvested stock options granted to the former officer by the Company were forfeited on the separation date.

Also, pursuant to the separation agreement, the former officer provided the Company and its subsidiaries and affiliates with a general release, and the former officer agreed to certain restrictive covenants, including confidentiality and non-disparagement, and non-competition and non-solicitation for a period of two years after the separation date, as such the company will recognize the severance expense over the non-compete term.

Deferred Compensation

The Company has an unfunded deferred compensation contract with a former employee shareholder of the Company. Under the terms of the agreement, the former employee shareholder is receiving monthly retirement benefit payments through June 2008. Amounts paid under this plan are payable to the former employee’s beneficiaries in the event of his death.

At December 31, 2005 and 2006, the liability under the deferred compensation plan was $99 and $96, respectively. The present value of the estimated liability, which is included in other liabilities, as determined by calculating the net present value of the retirement benefits expected to be earned by the former employee shareholder from the effective date of the agreement through retirement date using a discount rate of 8.0%. The interest expense associated with this plan was $9 and $6 for the years ended December 31, 2005 and 2006, respectively.

Litigation

On October 31, 2000, Gallup, Inc., which conducts its business under the name The Gallup Organization, filed suit against us in U.S. District Court for the Eastern District of Pennsylvania seeking unspecified damages and injunctive relief, alleging that we unlawfully raided Gallup’s employees and tortuously interfered with Gallup’s relationships with former employees and customers, infringed on Gallup’s copyrighted survey language and falsely advertised aspects of our employee survey services. In November 2001, the District Court granted our motion to dismiss Gallup’s claim that we conducted an unlawful raid of Gallup’s employees. In December 2002, the District Court granted our motion for summary judgment on the false advertising claim. In January 2003, the District Court granted our motion

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

8.   Commitments and Contingencies (Continued)

for summary judgment on the claims regarding our alleged tortuous interference with Gallup’s relationships with its former employees and its customers. Gallup did not appeal any of these rulings.

In November 2004, the District Court granted our motion for summary judgment on the copyright claim. Gallup appealed that ruling to the U.S. Court of Appeals for the Third Circuit, and the U.S. Court of Appeals reversed the judge’s grant of summary judgment in our favor.

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

9.   Shares Subject to Mandatory Redemption

Mandatory Redeemable Preferred Stock Rollforward of Shares

The Company’s mandatory redeemable preferred shares issued remained the same during the years ended December 31, 2005 and were converted to the Company’s class A common stock during the Company’s initial public offering as follows:

	Mandatory Redeemable
	Preferred Stock
	Series A	Series B
Balance, December 31, 2004	$29,953	$12,042
Conversion to Class A common stock	(29,953)	(12,042)
Balance, December 31, 2005	—	—

No shares were repurchased during this period. Effective with the Company’s initial public offering on June 29, 2005 these shares were converted into 1,858,376 shares of common stock.

Upon the adoption of SFAS No. 150, effective July 1, 2003 as discussed in Note 2, the Company transferred its preferred stock previously presented in the equity section of the balance sheet to the long term liability section of the Consolidated Balance Sheet. Also, effective July 1, 2003, dividends accrued on mandatory redeemable preferred stock and any accretion of mandatory redeemable preferred stock to redemption value have been classified as interest expense on the Consolidated Statement of Operations. In 2004 and 2005 the interest expense related to accrued dividends on preferred stock was $3,491, and $1,817

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

9.   Shares Subject to Mandatory Redemption (Continued)

respectively. In 2004 and 2005 interest expense related to the accretion of preferred stock was $4,895 and $1,579, respectively.

At December 31, 2004, the Company had 30,000 and 12,042 authorized shares of Series A and B preferred stock, respectively. The Series A and B preferred stock both had a stated value of $1,000 per share and accrued dividends at 6% and 8% per annum, respectively, compounded quarterly. The Series A and B preferred stock are on a pari pasu basis with each other and senior to all classes of common stock with respect to payment of dividends. The Series A preferred stock had preferential rights in the event of liquidation over all other classes of preferred or common stock. The Series A and B preferred stock was mandatory redeemable upon the earlier of August 12, 2006 or occurrence of a Realization Event. A Realization Event is defined as (a) the consummation of a qualified public offering of the Company’s common stock or; (b) the consummation of a sale transaction involving the Company. Each Series A and B preferred shareholder is entitled, except for the election of directors, to a number of votes equal to the preferred share participation factor multiplied by the number of preferred shares owned. The participation factors for the Series A and B preferred are 9.3336 and 20.1072, respectively, and are subject to adjustment for anti-dilution events.

The redemption price of each share of Series A and B preferred was based upon the fair market value of a share of Class A common on the redemption notice date multiplied by the participation factor, plus the stated value of $1,000 per share and all accrued and unpaid dividends. The aggregate redemption price on June 29, 2005 for the Series A preferred stock was approximately $42,200 which included 1,134,126 shares of common stock. The aggregate redemption price on June 29, 2005 for the Series B preferred stock was approximately $20,091 which included 724,250 shares of common stock. The Company  accreted to the estimated redemption value of the Series A and B preferred stock through the redemption date, June 29, 2005. The Company recorded $4,040 of accretion and $(664) of negative accretion for the Series A preferred stock at December 31, 2004 and 2005, respectively. The Company recorded $1,275 and $2,243 of accretion for the Series B preferred stock at December 31, 2004 and 2005, respectively.

10.   Redeemable Common Stock Rollforward of Shares

The Company’s redeemable common shares issued and outstanding at December 31, 2004 were converted to the Company’s class A common stock during the Company’s initial public offering as follows:

	Common Shares
	Redeemable
	Class B	Class C
Balance, December 31, 2004	$54,579	$1,526,813
Conversion to Class A common stock	(54,579)	(1,526,813)
Balance, December 31, 2005	—	—

No shares were repurchased during this period. Effective with the Company’s initial public offering on June 29, 2005 these shares were converted into 9,439,942 shares of common stock.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10.   Redeemable Common Stock Rollforward of Shares (Continued)

Class B Redeemable Common Stock

At December 31, 2004, the Company had 200,000 authorized shares of Class B redeemable common with 54,479 shares issued and outstanding at December 31, 2004. Class B redeemable common shares are mandatorily convertible upon occurrence of a Realization Event prior to August 12, 2006. Each Class B redeemable common shareholder is entitled to a number of votes equal to the number of shares of Class A common into which the Class B redeemable shares are convertible, except for the election of directors. Two of the Class B redeemable common shareholders have the right to designate two of the Company’s directors.

The actual redemption price, on the date of conversion to Class A common, based upon the actual fair value of the Company’s initial offering price was $26,150. The Company recorded $1,545 and 20,859 of accretion for the Class B redeemable common at December 31, 2004 and 2005, respectively.

Class C Redeemable Common Stock

At December 31, 2004, the Company had 2,000,000 authorized shares of Class C redeemable common with 1,526,813 shares issued and outstanding. At December 31, 2004, the Class C redeemable common shares were convertible into Class A common shares upon election by the holder by dividing $14.08 by the Class C conversion factor of 14.08, subject to adjustment for anti-dilution events. The Class C redeemable common redemption price is equivalent to the fair market value of one share of Class A common multiplied by the number of shares of Class A common into which the Class C shares are convertible. The Company’s Board of Directors has discretion over whether this redemption is in cash or through issuance of a two-year interest bearing promissory note. Each Class C redeemable common shareholder is entitled to a number of votes equal to the number of shares of Class A common into which the Class C shares are convertible, except for the election of directors.

The 2001 Private Placement included a contingency requiring the Company to issue up to 218,683 additional shares of Class C redeemable common to certain investors if the Company did not repurchase at least an aggregate of $5,900 shares of Series A preferred and Class C redeemable common from the Bridge Note investors by June 16, 2001. The Company did not meet this requirement since only $2,400 of Series A preferred and Class C redeemable common shares were repurchased by this date. In October 2002, the Company issued 129,006 shares of Class C redeemable common to the 2001 Private Placement investors to satisfy this obligation.

The actual redemption price, on the date of conversion to Class A common, based upon the actual fair value of the Company’s initial offering price was $25,201. At December 31, 2004 and 2005, the Company recorded negative accretion of $525 and positive accretion of $20,630, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11.   Equity

Rollforward of Shares

The Company’s common shares issued and repurchased during the years ended December 31, 2005 and 2006 are as follows:

	Common Shares
	Class A	Class A Treasury
Balance, December 31, 2004	7,982,628	(2,410,138)
Repurchase of shares	—	(411,760)
Shares from initial public offering	5,750,000	—
Shares from Class B, C and preferred stock conversion	6,137,249	—
Class C warrant exercises	396,195	—
Stock option exercises	14,870	—
Retirement of treasury shares to authorized but unissued	(2,821,898)	2,821,898
Balance, December 31, 2005	17,459,044	—
Shares from public offering	2,641,800	—
Warrant exercises	250,499	—
Stock option exercises	387,986	—
Shares issued for acquisition	158,448	—
Balance, December 31, 2006	20,897,777	—

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11.   Equity (Continued)

Stock and Voting Rights

Undesignated Preferred Stock

The Company has 100,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at December 31, 2005 or 2006. These shares have preferential rights in the event of liquidation and payment of dividends.

Common Stock

At December 31, 2005 and 2006, the Company had 100,000,000 authorized shares of  common stock. At December 31, 2005 and 2006, 17,459,044 and 20,897,777 shares of common stock respectively, were outstanding, net of treasury stock discussed below. Each share of common stock has one-for-one voting rights.

Treasury Stock

Pursuant to ratification from our Board of Directors, 2,821,898 of our treasury shares with a cost of $9,286,664 were restored to authorized but unissued common stock. During the year ended December 31, 2005 the board of directors granted management the authority to repurchase up to 873,114 shares of  common stock at $1.25 per share. Through the date our treasury shares were restored to authorized but unissued, the Company repurchased 873,104 shares of  common stock from former employees under this repurchase plan.

Shareholder Agreements

Certain shareholders have entered into shareholder agreements that define and provide for, among other things, the purchase, sale and transfer of shares in accordance with the agreements. Certain employees have purchased shares of common stock using notes. These employees elected to purchase shares in accordance with provisions under the stock purchase agreement that permitted an initial 25% cash payment at the time of purchase with the remainder due in equal annual installments each anniversary date during the next three years. The subscriptions bear no interest to the employee. The unpaid portion of subscriptions receivable has been classified as contra-equity, notes receivable for Class A common stock in the accompanying consolidated balance sheets. All outstanding notes were settled in 2006.

12.   Stock Plans

Stock Option Plan

The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Company’s Board of Directors (the “Board”) in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options to employees and directors at the discretion of the Board or a committee of the Board. The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). As of December 31, 2006, there were options to purchase 1,302,008 shares of common stock outstanding under the 2005 Option Plan. The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12.   Stock Plans (Continued)

the 2005 Option Plan. As of December 31, 2006, there were a total of 3,138,046 shares of common stock not subject to outstanding options and available for issuance under the 2005 Option Plan. The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company. Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan expire between the fifth and tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant. Unexercised stock options may expire up to 90 days after an employee’s termination.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2005 and 2006, the fair value of each grant was estimated using the Black-Scholes valuation model. Expected volatility was based upon a weighted average of peer companies, comparable indices, and the Company’s stock volatility. The expected life was determined based upon an average of the contractual life and vesting period of the options. The estimated forfeiture rate was based upon an analysis of historical data.  The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant. The following table provides the assumptions used in determining the fair value of the share-based awards for the year ended December 31, 2004, 2005 and 2006, respectively.

	Years ended December 31,
	2004	2005	2006
Expected volatility	51.3%	51.3%	39.5 – 41.98%
Expected dividends	0	0	0
Expected term (in years)	4 – 6.5	4 – 6.5	4 – 5
Risk-free rate	4.5%	4.5%	4.6 – 5.1%

A summary of the status of the Company’s stock options as of December 31, 2005 and 2006 and changes during the period then ended is as follows:

	Options Outstanding			Options Exercisable
	Shares available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2003	1,319,188	830,522	$11.95	570,659	$10.96
Granted at market	(64,800)	64,800	4.49
Forfeited	190,069	(190,069)	11.85
Balance at December 31, 2004	1,444,387	705,253	$11.29	554,013	$11.63
Additional shares authorized	2,963,270
Granted at market	(796,400)	796,400	13.18
Granted below market	(117,600)	117,600	4.63
Exercised		(14,870)	9.92
Forfeited	42,202	(42,202)	11.90
Balance at December 31, 2005	3,265,859	1,562,181	$11.74	638,781	$12.08
Granted	(316,333)	316,333	$25.24	—	—
Exercised	—	(387,986)	$11.25	—	—
Forfeited or expired	188,520	(188,520)	$15.47	—	—
Balance at December 31, 2006	3,138,046	1,302,008	$14.63	321,208	$14.26

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12.   Stock Plans (Continued)

The total intrinsic value of options outstanding, exercisable and exercised for the period ended December 31, 2006 was $24,259, $6,103 and $7,487, respectively.  The weighted average fair value for options granted during the period ended December 31, 2005 and 2006 was $7.66 and $11.05, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price
$3.63 – $7.27	205,817	6.79	$4.62	43,417		$4.62
$7.28 – $14.53	724,191	7.33	$12.75	239,791		$13.92
$14.54 – $18.17	152,000	4.26	$17.58	10,000		$15.60
$18.18 – $21.80	25,000	4.01	$21.10	0		$0.00
$21.81 – $25.43	40,000	4.05	$22.07	0		$0.00
$25.44 – $29.06	46,000	4.45	$27.25	0		$0.00
$29.07 – $32.70	109,000	6.03	$32.37	28,000		$31.63
$3.63 – $32.70	1,302,008	6.51	$14.63	321,208	5.26	$14.26

As of December 31, 2006, there was $5,155 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Option Plan and the 2000 Option Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.

A summary of the status of the Company’s nonvested share options as of December 31, 2005 and 2006 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2005	923,400	$8.10
Granted	316,333	$11.05
Vested	(76,333)	$15.31
Forfeited or expired	(182,600)	$7.23
Nonvested at December 31, 2006	980,800	$8.65

SFAS No. 123R also requires us to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.

The pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method described in FSP FAS 123(R)-3. Using this method an opening pool balance of $22 was calculated.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12.   Stock Plans (Continued)

In accordance with Staff Accounting Bulletin No. 107, we classified share-based compensation within cost of goods sold, selling, general and administrative expenses and research and development corresponding to the same line as the cash compensation paid to respective employees, officers and non-employee directors.

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations:

Year ended December 31,
2006
Cost of Revenue	$513
Sales and marketing	1,109
General and administrative	1,292
Research and development	$162
Pre-tax share-based compensation	3,076
Income tax benefit	936
Share-based compensation expense, net	$2,140

As a result of adopting Statement 123(R) on January 1, 2006, the company’s income before income taxes and net income for the year ended December 31, 2006 are $2,442 and $1,709 lower, respectively, than if it had continued to account for share-based compensation under Opinion No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $0.96 and $0.93, respectively, if the company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.80 and $0.78, respectively.

Prior to January 1, 2006 the Company accounted for stock options under Accounting Principles Board (“APB”) Opinion 25.  Had compensation expense for stock options granted been determined based on the fair value at the grant dates under the provisions of SFAS 123, the Company’s pro forma net income for the period ended December 31, 2004 and 2005 would have been as follows:

	2004	2005
Net (loss) income as reported	$(4,093)	$6,091
Add: share based employee compensation expense included in reported net income, net of tax	214	596
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of tax	176	1,544
Pro forma net (loss) income	$(4,055)	$5,143
Accretion of redeemable class B common stock, class C common stock, series A preferred stock and series B preferred stock	1,020	41,488
Net (loss) available to common shareholders	$(5,075)	$(36,345)
Basic and diluted (loss) per share as reported:	$(0.85)	$(3.06)
Pro forma	$(0.85)	$(3.14)
Weighted average fair value of outstanding options	$3.67	$7.95

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12.   Stock Plans (Continued)

On January 14, 2005, the Company granted options to certain employees to purchase an aggregate of 117,600 shares of the Company’s  common stock at an exercise price of $4.63 per share. On January 14, 2005 the Company valued the Class A common stock at $15 per share and the excess of the underlying  common stock fair value over the options exercise price was $1,220. The Company recognized $407 of this excess value as compensation expense in the year ended December 31, 2005. Total compensation expense recognized was $227 and $634 for the year ended December 31, 2004 and 2005, respectively in connection with options granted in January 2004 and January 2005.

Between June 23, 2005 and December 31, 2005, the Company granted options to certain employees to purchase an aggregate of 796,400 shares of the Company’s common stock at a weighted exercise price of $13.18 per share. The Company granted the options at prevailing market prices ranging from $12.05 to $17.72 per share.

Between January 1, 2006 and December 31, 2006, the Company granted options to certain employees to purchase an aggregate of 316,333 shares of the Company’s common stock at a weighted exercise price of $25.24 per share. The Company granted the options at prevailing market prices ranging from $21.10 to $32.69 per share.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan which was approved May 2006, enables substantially all U.S. and Foreign employees to purchase shares of our common stock at a discounted offering price. The offering price is 5% of the closing market price of our common stock on the NASDAQ National Market, LLC on the offering date. We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with SFAS 123(R) and requires no compensation expense to be recognized. No shares of our common stock were purchased under the employee stock purchase plan during the year ended December 31, 2006.

Warrants

A summary of the Company’s warrant activity and balances as of December 31, 2005 and 2006, respectively, is as follows:

Warrant Class	Exercise Price	Balance at December 31, 2005	Exercised	Forfeited	Balance at December 31, 2006
Class B	$20.88	622,542	(590,022)	(32,520)	—
Class D	$4.18	158,480	(158,480)	—	—
Class E	$20.88	13,120	(13,120)	—
Total		794,142	(761,622)	(32,520)	—

Class B, D and E warrants were exercisable until December 16, 2006, after which they expired. The holders of the Class D warrants had the ability to require the Company to repurchase these warrants at the Put Price, as defined by the warrant agreements, on or after August 12, 2006 if a Realization Event has not occurred. In connection with the 2001 Private Placement, the Class D warrant agreements were amended to only permit redemption of these warrants if all outstanding Series A preferred shares have been redeemed.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12.   Stock Plans (Continued)

Pursuant to the initial public offering all of the Class C warrants to purchase 396,195 shares of  common stock were converted into  common shares and 396,195 Class A warrants were terminated. Additionally, the Class D warrant put feature expired.  Following the conversion and termination of warrants, the Company had 794,142 warrants outstanding with an average exercise price of $17.54 as of December 31, 2005.

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

13.   Related Party

The Company’s CEO served on the Board of Directors of a software development consulting company that provided services to the Company during the years ended December 31, 2003 and 2004 in connection with software being developed for sale. In 2004, the Company’s CEO resigned from the Board of Directors for this company. Payment for these services aggregated $1,632, $1,154 and $84 for the years ended December 31, 2002, 2003 and 2004, respectively, and is included in software or construction in progress in property and equipment and in prepaid expense in the accompanying consolidated balance sheets. In 2003, the Company terminated its agreement with the software development consulting company. The Company paid $215 for perpetual licenses in accordance with the termination agreement. This amount is being amortized over three years. The Company’s CEO did not receive any cash compensation during 2003, 2004 or 2005 for his participation on the Board of Directors of the software development consulting company. In 2006 the Company purchased certain intangibles and property, plant and equipment for $300 from the software development consulting company.

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the years ended December 31, 2004, 2005 and 2006, the Company paid Pepper Hamilton LLP net of insurance coverage $39, $1,058 and $2,326, respectively, for general legal matters. The increase in payments to Pepper Hamilton LLP resulted from services performed in conjunction with our public offerings, various acquisitions in 2005 and 2006, credit facility arrangements and other corporate matters. The amount payable to Pepper Hamilton as of December 31, 2005 and 2006 was $64 and $931, respectively.

14.   Subsequent Events

On January 18, 2007, the Company completed a public offering of 3,750,000 shares of its common stock at a price to the public of $31.86 per share. Net proceeds to the Company aggregated approximately $114,000 after payment of all offering fees and underwriters’ commission and offering expenses of $5,475. On January 24, 2007, the underwriters exercised their over-allotment option under the terms of the underwriting agreement to purchase 562,500 additional shares of common stock. Net proceeds to the Company following the sale of the overallotment shares were $17,100.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Discloure

Not Applicable

ITEM 9A. Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

(a)  Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2006, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

We excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of the following acquisitions completed in 2006, as permitted by the rules and regulations of the Securities and Exchange Commission. Expressed as a percentage of our total revenues, income before taxes and our total assets as of and for the year ended December 31, 2006 these exclusions included the following entities:

Acquisition	Date of Acquisition	As a % of total revenue	As a % of net income	As a % of assets	As a % of total assets
Webhire	January 13, 2006	11.6	19.1	(5.5)	15.0
Knowledge Workers	April 10, 2006	1.9	3.3	0.3	1.4
Gantz-Wiley Research	August 24, 2006	2.5	0.0	0.0	3.6
BrassRing	November 13, 2006	4.3	1.8	0.2	46.8
Psychometric Services	November 20, 2006	0.6	0.8	0.1	4.1

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors.

BDO Seidman, LLP audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. BDO Seidman, LLP has issued an attestation report concurring with management’s assessment, which is included below.

(b)  Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

Board of Directors and Shareholders
Kenexa Corporation
Wayne, PA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Kenexa Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kenexa Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Webhire, acquired on  January 13, 2006, Knowledge Workers, acquired on April 10, 2006, Gantz Wiley, acquired on  August 4, 2006, BrassRing, acquired on  November 13, 2006, and Psychometric Services Limited, acquired on November 20, 2006, which are included in the consolidated balance sheets of Kenexa Corporation as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended.

Webhire constituted 15.0% and -5.5% of total and net assets, respectively, as of December 31, 2006, and 11.6% and 19.1% of revenues and net income, respectively, for the year then ended.  Knowledge Workers constituted 1.4% and 0.3% of total assets and net assets, respectively, as of December 31, 2006, and 1.9% and 3.3% of revenues and net income, respectively, for the year then ended.  Gantz Wiley constituted 3.6% and 0.0% of total assets and net assets, respectively, as of December 31, 2006, and 2.5% and 0.0% of revenues and net income, respectively, for the year then ended.  BrassRing constituted 46.8% and 0.2% of total assets and net assets, respectively, as of December 31, 2006, and 4.3% and 1.8% of revenues and net income, respectively, for the year then ended.  Psychometric Services Limited constituted 4.1% and 0.1% of total and net assets, respectively, as of December 31, 2006, and 0.6% and 0.8% of revenues and net income, respectively, for the year then ended.  Management did not assess the effectiveness of internal control over financial reporting of Gantz Wiley, Webhire, Knowledge Workers, BrassRing, and Psychometric Services Limited because of the timing of the acquisition.  Our audit of internal control over financial reporting of Kenexa Corporation also did not include an evaluation of the internal control over financial reporting of Gantz Wiley, Webhire, Knowledge Workers, BrassRing, or Psychometric Services Limited.

In our opinion, management’s assessment that Kenexa Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Kenexa Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kenexa Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Philadelphia, PA
March 16, 2007

(c)  Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       Other Information

Not Applicable

PART III

ITEM 10.         Directors and Executive Officers and Corporate Governance

We incorporate by reference the information contained under the captions “Board of Directors”, “Structure and Practices of the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers and Executive Compensation”  in our Definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2007 Proxy Statement”).

We have adopted a written code of business conduct and ethics, known as our Corporate Code of Conduct, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our code of conduct is available on our Internet website, www.Kenexat.com. Any amendments to our Corporate Code of Conduct or waivers from the provisions of the Corporate Code of Conduct for our principal executive officer and our principal financial and accounting officer will be disclosed on our Internet website within five business days following the date of such amendment or waiver.

ITEM 11.         Executive Compensation

We incorporate by reference the information contained under the captions “Executive Officers and Executive Compensation” and “Other Forms of Compensation” in our 2007 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our 2007 Proxy Statements.

ITEM 13.         Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the caption “Certain Relationships and Related Party Transactions” in our 2007 Proxy Statement.

ITEM 14.         Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption Proposal No. 3—“Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2007 Proxy Statement.

PART IV

ITEM 15.         Index to Consolidated Financial Statements

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
2.1

Agreement and Plan of Merger, dated as of December 21, 2005, among Kenexa Corporation, Kenexa Technology, Inc., Kenexa Acquisition Corp., Webhire, Inc., and Gazaway L. Crittenden, solely as the representative of the Equityholders (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated December 22, 2005)

2.2

Equity Purchase Agreement and Agreement and Plan of Merger, dated as of October 5, 2006, among Kenexa Corporation, Kenexa Technology, Inc., Birmingham Acquisition Corp., BrassRing LLC, BrassRing Inc., Gannett Satellite Information Network, Inc., BRLLC Holdings Inc., Tribune National Marketing Company, Accel VI L.P., Accel Internet Fund II, L.P., Accel Keiretsu VI L.P., Accel Investors ‘98 L.P., Accel VI-S L.P., Accel Investors ‘98-S L.P., James W. Breyer, and Gerald M. Rosberg solely as the representative of the stockholders of BRINC and the selling members of BRLLC (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 6, 2006)

3.1

Amended and Restated Articles of Incorporation of Kenexa Corporation (incorporated by reference to Exhibit 3.3 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated June 6, 2005, Registration No. 333-124028)

3.2

Amended and Restated Bylaws of Kenexa Corporation (incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

4.1

Form of Specimen Common Stock Certificate of Kenexa Corporation (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 dated June 20, 2005, Registration No. 333-124028)

4.2

Form of Amended and Restated Class B Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.4 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)

4.3

Form of Amended and Restated Class D Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.5 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)

4.4

Form of Amended and Restated Class E Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.6 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)

10.1*	Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.2*

Form of Non-Qualified Stock Option Agreement under the Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.3*	Kenexa Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.4*

Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Director) (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.5*

Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.6*	Kenexa Corporation Amended and Restated 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 20, 2006)
10.7

Investor Agreement dated April 8, 2005 among Kenexa Corporation and certain shareholders (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028) of Kenexa Corporation

10.8

Agreement Among Certain Management Shareholders dated April 8, 2005 among Kenexa Corporation and the investors named therein (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.9

Second Amended and Restated Registration Rights Agreement, dated March 29, 2001 (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.10

Agreement of Lease between Liberty Property Limited Partnership and Raymond Karsan Associates dated July 1, 1996 (incorporated by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.11

First Amendment to Agreement of Lease dated August 14, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.12

Second Amendment to Agreement of Lease dated November 8, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.13

Credit Agreement dated November 13, 2006 by and among Kenexa Technology, Inc., the several banks and other financial institutions from time to time parties hereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.24 filed with the Company’s Current Report on Form 8-K dated November 17, 2006)

10.14

Revolving Credit and Security Agreement dated July 15, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.15

First Amendment and Waiver to Revolving Credit and Security Agreement dated October 10, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.14 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.16

Second Amendment and Modification to Loan and Security Agreement dated March 22, 2005 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.17

Third Amendment and Modification to the Revolving Credit and Security Agreement dated December 29, 2005 between Kenexa Technology, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 filed with the Company’s Current Report on Form 8-K dated December 30, 2005)

10.18

Guaranty dated July 15, 2003 by Kenexa Corporation in favor of PNC Bank, National Association 1996 (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.19

Form of Indemnification Agreements between Kenexa Corporation and each of its directors and certain officers 1996 (incorporated by reference to Exhibit 10.23 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.20*

Separation Agreement by and among Kenexa Technology, Inc., and Eliot Chack (a/k/a Elliot H. Clark), dated November 26, 2006 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated November 29, 2006)

21.1	Subsidiaries of Kenexa Corporation
23.1	Consent of BDO Seidman, LLP
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Annual Report on Form 10-K.

(c)           Financial Statement Schedules. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2007.

Kenexa Corporation
/s/ NOORUDDIN S. KARSAN
Nooruddin S. Karsan
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ DONALD F. VOLK
Donald F. Volk
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on March 16, 2007 in the capacities indicated:

Signature	Title

/s/ NOORUDDIN S. KARSAN	Chairman of the Board and Chief Executive
Nooruddin S. Karsan	Officer and Director (Principal Executive Officer)
/s/ DONALD F. VOLK	Chief Financial Officer (Principal Financial and
Donald F. Volk	Accounting Officer)
/s/ TROY A. KANTER	President, Chief Operating Officer and Director
Troy A. Kanter
/s/ BARRY M. ABELSON	Director
Barry M. Abelson
/s/ RENEE B. BOOTH	Director
Renee B. Booth
/s/ JOSEPH A. KONEN	Director
Joseph A. Konen
/s/ JOHN A. NIES	Director
John A. Nies
/s/ RICHARD J. PINOLA	Director
Richard J. Pinola
/s/ REBECCA MADDOX	Director
Rebecca Maddox

105

EXHIBIT INDEX

Exhibit Number and Description

Exhibit Number	Description of Document
2.1

Agreement and Plan of Merger, dated as of December 21, 2005, among Kenexa Corporation, Kenexa Technology, Inc., Kenexa Acquisition Corp., Webhire, Inc., and Gazaway L. Crittenden, solely as the representative of the Equityholders (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated December 22, 2005)

2.2

Equity Purchase Agreement and Agreement and Plan of Merger, dated as of October 5, 2006, among Kenexa Corporation, Kenexa Technology, Inc., Birmingham Acquisition Corp., BrassRing LLC, BrassRing Inc., Gannett Satellite Information Network, Inc., BRLLC Holdings Inc., Tribune National Marketing Company, Accel VI L.P., Accel Internet Fund II, L.P., Accel Keiretsu VI L.P., Accel Investors ‘98 L.P., Accel VI-S L.P., Accel Investors ‘98-S L.P., James W. Breyer, and Gerald M. Rosberg solely as the representative of the stockholders of BRINC and the selling members of BRLLC (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 6, 2006)

3.1

Amended and Restated Articles of Incorporation of Kenexa Corporation (incorporated by reference to Exhibit 3.3 filed with Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated June 6, 2005, Registration No. 333-124028)

3.2

Amended and Restated Bylaws of Kenexa Corporation (incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

4.1

Form of Specimen Common Stock Certificate of Kenexa Corporation (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 dated June 20, 2005, Registration No. 333-124028)

4.2

Form of Amended and Restated Class B Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.4 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)

4.3

Form of Amended and Restated Class D Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.5 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)

4.4

Form of Amended and Restated Class E Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.6 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)

10.1*	Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.2*

Form of Non-Qualified Stock Option Agreement under the Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.3*	Kenexa Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.4*

Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Director) (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.5*

Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.6*	Kenexa Corporation Amended and Restated 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 20, 2006)
10.7

Investor Agreement dated April 8, 2005 among Kenexa Corporation and certain shareholders (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028) of Kenexa Corporation

10.8

Agreement Among Certain Management Shareholders dated April 8, 2005 among Kenexa Corporation and the investors named therein (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.9

Second Amended and Restated Registration Rights Agreement, dated March 29, 2001 (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.10

Agreement of Lease between Liberty Property Limited Partnership and Raymond Karsan Associates dated July 1, 1996 (incorporated by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.11

First Amendment to Agreement of Lease dated August 14, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.12

Second Amendment to Agreement of Lease dated November 8, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.13

Credit Agreement dated November 13, 2006 by and among Kenexa Technology, Inc., the several banks and other financial institutions from time to time parties hereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.24 filed with the Company’s Current Report on Form 8-K dated November 17, 2006)

10.14

Revolving Credit and Security Agreement dated July 15, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.15

First Amendment and Waiver to Revolving Credit and Security Agreement dated October 10, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.14 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.16

Second Amendment and Modification to Loan and Security Agreement dated March 22, 2005 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.17

Third Amendment and Modification to the Revolving Credit and Security Agreement dated December 29, 2005 between Kenexa Technology, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 filed with the Company’s Current Report on Form 8-K dated December 30, 2005)

10.18

Guaranty dated July 15, 2003 by Kenexa Corporation in favor of PNC Bank, National Association 1996 (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.19

Form of Indemnification Agreements between Kenexa Corporation and each of its directors and certain officers 1996 (incorporated by reference to Exhibit 10.23 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.20*

Separation Agreement by and among Kenexa Technology, Inc., and Eliot Chack (a/k/a Elliot H. Clark), dated November 26, 2006 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated November 29, 2006)

21.1	Subsidiaries of Kenexa Corporation
23.1	Consent of BDO Seidman, LLP
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Annual Report on Form 10-K.