Form 10-Q
period 2007-03-31
KENEXA CORP
filed 2007-05-10
CIK 1114714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

On May 7, 2007, 25,267,614 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries

FORM 10-Q

Quarter Ended March 31, 2007

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

Kenexa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$33,111	$42,502
Short term investments	78,573	—
Accounts receivable, net of allowance for doubtful accounts of $1,017 and $975	29,139	31,493
Unbilled receivables	1,925	1,005
Deferred income taxes	9,765	8,093
Prepaid expenses and other current assets	2,592	3,578
Total current assets	155,105	86,671

Property and equipment, net of accumulated depreciation	10,223	8,469
Software, net of accumulated depreciation	1,811	2,122
Goodwill	162,405	161,329
Intangible assets, net of accumulated amortization	4,393	4,570
Deferred income taxes non current	1,932	1,430
Deferred financing costs, net of accumulated amortization	866	1,295
Other assets	1,652	1,573
Total assets	$338,387	$267,459

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,423	$5,672
Line of credit	—	20,000
Notes payable, current	123	138
Commissions payable	1,194	1,674
Accrued compensation and benefits	5,573	9,878
Other accrued liabilities	7,386	6,086
Deferred revenue	31,655	31,251
Capital lease obligations	199	229
Total current liabilities	53,553	74,928

Term loan	—	45,000
Capital lease obligations, less current portion	112	145
Notes payable, less current portion	95	111
Other liabilities	—	114
Total liabilities	53,760	120,298

Shareholders’ equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 25,266,814 and 20,897,777 shares issued and outstanding, respectively	253	209
Additional paid-in capital	309,018	176,345
Accumulated other comprehensive income	150	96
Accumulated deficit	(24,794)	(29,489)
Total shareholders’ equity	284,627	147,161
Total liabilities and shareholders’ equity	$338,387	$267,459

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenue
Subscription revenue	$34,687	$17,593
Other revenue	7,530	5,422
Total revenue	42,217	23,015
Cost of revenue	11,432	6,354
Gross profit	30,785	16,661
Operating expenses:
Sales and marketing	8,230	5,728
General and administrative	9,672	5,287
Research and development	4,323	1,536
Depreciation and amortization	1,430	722
Total operating expenses	23,655	13,273

Income from operations before income taxes and interest income	7,130	3,388
Interest income	123	120
Income from operations before income tax	7,253	3,508
Income tax expense on operations	2,558	229
Net income available to common shareholders	$4,695	$3,279
Basic and diluted income per share:

Basic net income per weighted average common share outstanding:	$0.20	$0.18
Weighted average shares used to compute net income available to common shareholders per common share – basic	24,047,807	18,217,945

Diluted net income per weighted average common share outstanding:	$0.19	$0.17
Weighted average shares used to compute net income available to common shareholders per common share - diluted	24,479,548	18,952,231

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficiency)

(in thousands)

	Common stock	Additional paid-in capital	Accumulated (deficit)	Accumulated other comprehensive (loss) income	Deferred compensation	Note receivable on common stock	Total stockholders’ equity	Comprehensive income
Balance, December 31, 2005	$174	$97,140	$(45,382)	$(30)	$(1,040)	$(120)	$50,742	$5,967
Payments received on notes receivable for class A common stock	—	—	—	—	—	120	120	—
Gain on currency exchange	—	—	—	126	—	—	126	126
Reclassification of deferred compensation balance to additional paid-in capital	—	(1,040)	—	—	1,040	—	—	—
Share-based compensation	—	3,076	—	—	—	—	3,076	—
Income tax benefits realized from activity in employee stock plans	—	2,762	—	—	—	—	2,762	—
Option exercises	4	4,360	—	—	—	—	4,364	—
Conversion of class B, D & E warrants	3	(3)	—	—	—	—	—	—
Public stock offering, net	26	66,255	—	—	—	—	66,281	—
Common Stock Issuance for Gantz Wiley Research Acquisition	2	3,168	—	—	—	—	3,170	—
Common Stock Issuance for Psychometrics Services Ltd. Acquisition	—	627	—	—	—	—	627	—
Net Income			15,893				15,893	15,893
Balance, December 31, 2006	$209	$176,345	$(29,489)	$96	$—	$—	$147,161	$16,019
Gain on currency exchange	—	—	—	54	—	—	54	54
Share-based compensation	—	715	—	—	—	—	715	—
Income tax benefits realized from activity in employee stock plans	—	341	—	—	—	—	341	—
Option exercises	1	396	—	—	—	—	397	—
Employee stock purchase plan	—	35	—	—	—	—	35	—
Public stock offering, net	43	130,536	—	—	—	—	130,579	—
Common Stock Issuance for Gantz-Wiley earn out	—	650	—	—	—	—	650	—
Net income	—	—	4,695	—	—	—	4,695	4,695
Balance, March 31, 2007	$253	$309,018	$(24,794)	$150	$—	$—	$284,627	$4,749

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006

Cash flows from operating activities
Net income from operations	$4,695	$3,279
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,430	722
Share-based compensation	715	572
Excess tax benefits from share-based payment arrangements	(341)	(361)
Amortization of deferred financing fees	510	32
Bad debt expense	(2)	4
Deferred taxes	(1,979)	(937)
Changes in assets and liabilities
Accounts and unbilled receivables	1,399	(241)
Prepaid expenses and other current assets	971	(588)
Other assets	(83)	87
Accounts payable	1,231	(42)
Accrued compensation and other accrued liabilities	(2,163)	29
Commissions payable	(480)	94
Deferred revenue	378	(1,737)
Other liabilities	(114)	(11)
Net cash provided by operating activities	6,167	902

Cash flows from investing activities
Purchases of property and equipment	(2,693)	(879)
Purchases of available-for-sale securities	(78,573)	—
Acquisitions, net of cash acquired	(1,046)	(32,069)
Net cash used in investing activities	(82,312)	(32,948)

Cash flows from financing activities
Net repayments under line of credit	(65,000)	—
Repayments of notes payable	(32)	(49)
Collections of notes receivable	—	30
Share issuance from Employee stock purchase plan	35	—
Excess tax benefits from share-based payment arrangements	341	361
Net proceeds from public offering	131,100	67,333
Deferred financing costs	(81)	(119)
Net proceeds from option exercises	397	694
Repayments of capital lease obligations	(59)	(174)
Net cash provided by financing activities	66,701	68,076

Effect of exchange rate changes on cash and cash equivalents	53	(48)
Net (decrease) increase in cash and cash equivalents	(9,391)	35,982
Cash and cash equivalents at beginning of year	42,502	43,499

Cash and cash equivalents at end of period	$33,111	$79,481

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest expense	$622	$344
Income taxes	$1,009	$965

Non-cash investing and financing activities
Capital lease obligations	$—	$56
Common Stock Issuance for Gantz-Wiley earn out	$650	—

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

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

The Company began its operations in 1987 under its predecessor companies, Insurance Services, Inc., or ISI, and International Holding Company, Inc., or IHC, in 1987. In December 1999, the Company reorganized its corporate structure by merging ISI and IHC with and into Raymond Karsan Associates, Inc., or RKA, a Pennsylvania corporation and a wholly owned subsidiary of Raymond Karsan Holdings, Inc., or RKH, a Pennsylvania corporation. Each of RKA and RKH were newly created to consolidate the businesses of ISI and IHC. In April 2000, the Company changed its name to TalentPoint, Inc. and changed the name of RKA to TalentPoint Technologies, Inc. In November 2000, the Company changed its name to Kenexa Corporation and changed the name of TalentPoint Technologies, Inc. to Kenexa Technology, Inc., or Kenexa Technology. Currently, Kenexa transacts business primarily through Kenexa Technology. The Company operates in one segment.

2. Summary of Significant Accounting Policies

The accompanying financial statements for the three months ended March 31, 2007 and 2006 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three months ended March 31, 2007 and 2006 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or eliminated.  The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ended December 31, 2007 or for any other interim period.

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

Financial Instruments

Short term investments consist of investments with original maturities of greater than three months and remaining maturities of less than one year.  Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment in cash that is available for current operations.  All cash and short term investments are classified as available for sale and are recorded at market value; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive income.   Short term investments consist of tax free municipal bonds with credit ratings of AA or higher.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance and other current assets.  Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with internet hosting arrangements.  These costs are deferred over the implementation period, typically three to four months, and are expensed ratably over the subscription period, typically one to three years.  These amounts aggregated $858 and $985 at March 31, 2007 and December 31, 2006, respectively.  The current portion of these deferred costs of $412 and $636 at March 31, 2007 and December 31, 2006, respectively, is included in other current assets and the non-current portion of $446 and $349 at March 31, 2007 and December 31, 2006, respectively, is included in other assets in the accompanying consolidated balance sheets.

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

The Company capitalized internal-use software costs for the three months ended March 31, 2007 and the year ended December 31, 2006 of $241 and $1,954, respectively.  Amortization of capitalized internal-use software costs for the three months ended March 31, 2007 and the year ended December 31, 2006 were $319 and $1,291, respectively.

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

The Company records “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs.  For the three months ended March 31, 2007 and 2006, reimbursed expenses totaled $422 and $264, respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop-loss provisions. The Company estimated the liability based upon management’s judgment and historical experience. At March 31, 2007 and December 31, 2006, self-insurance accruals totaled $485 and $340, respectively.  Management continuously reviews the adequacy of the Company’s stop-loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries.  The clients are concentrated primarily in the Company’s U.S. market area.  At March 31, 2007, there were no clients that represented more than 10% of the net accounts receivable balance. There were no clients that individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100. Certain operating cash accounts may exceed the FDIC limits.

Earnings Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net income available to common shareholders for the periods ended March 31, 2007 and 2006.  Income per share is computed as follows:

	Three months ended March 31,
	2007	2006
Numerator:
Net income available to common shareholders	$4,695	$3,279

Denominator:
Weighted average shares used to compute net income available to common shareholders per common share - basic	24,047,807	18,217,945
Effect of dilutive stock options and warrants	431,741	734,286

Weighted average shares used to compute net income available to common shareholders per common share – dilutive	24,479,548	18,952,231

Basic net income per share to common shareholder	$0.20	$0.18

Diluted net income per share to common shareholder	$0.19	$0.17

Share-based compensation

On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006. Since the adoption we continue to recognize the cost of previously granted share-based awards under the straight-line basis and recognize the cost for new share-based awards on a straight-line basis over the requisite service period.

Recent Accounting Pronouncements

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

We adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of December 31, 2006 and March 31, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would materially affect our effective tax rate if recognized.  We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Our policy is to recognize interest and penalties on unrecognized tax benefits in interest expense and general and administrative expense in the consolidated statements of operations.  The amount of interest and penalties for the three months ended March 31, 2007 was insignificant.  Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The application of the provisions of SFAS 123R resulted in a pretax expense of approximately $715 for the three months ended March 31, 2007. Based on the same assumptions used to value our 2006 compensation expense, we estimate our pretax expense associated with our share-based compensation plans will approximate $3,562 in 2007 and $3,232 in 2008.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable and accounts payable at March 31, 2007 and 2006 approximate fair value of these instruments.

3. Acquisitions

Psychometric Services

On November 20, 2006, the Company acquired all of the outstanding stock of Psychometric Services, Ltd., a provider of user friendly psychometric tests, based in Harrow, United Kingdom, for a purchase price of approximately $7,459 in cash and $627 in stock consideration.  The total cost of the acquisition, including legal, accounting, and other professional fees of $295, was approximately $8,382.  In connection with the acquisition $758 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against Psychometrics Services under the acquisition agreement.   The escrow agreement will remain in place for one year from the acquisition date, and any funds remaining in the escrow account at the end of the one year period will be distributed to the stockholders of Psychometric Services Ltd.  The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.    In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

BrassRing

On November 13, 2006, the Company acquired BrassRing, LLC, a provider of talent management solutions, combining innovative technology, consulting, and outsourcing with recruitment expertise to build successful workforces to meet the specific needs of clients, for approximately $114,708 in cash.  The total cost of the acquisition, including legal, accounting, and other professional fees of $3,007, was approximately $117,714.  On the date of close, approximately $11,500 or 10% of the aggregate purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against BrassRing under the acquisition agreement.  Assuming there are no indemnification claims, this amount will be released to BrassRing on or about May 13, 2008.

BrassRing’s results of operations were included in the Company’s consolidated financial statements beginning on November 13, 2006.

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and short-term investments	$10,567
Accounts receivable	6,326
Prepaid expenses and other current assets	1,499
Property & equipment	1,776
Other long-term assets	520
Technology-related assets	368	1.5 years
Contract-related assets	416	5 years
Goodwill	105,607	Indeterminable
Other intangibles, net	24
Deferred income taxes	3,331	5 years

Less: Liabilities assumed
Accounts payable	3,875
Accrued salary	880
Deferred federal income taxes	21
Deferred revenue	7,445
Deferred rent	499
Total cash purchase price	$117,714

The purchase price was initially allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.    In accordance with Statement of Financial Accounting Standard No. 141, the purchase price and related purchase price allocation was updated to reflect additional transaction fees totaling $96 incurred during the quarter ended March 31, 2007 and the valuation of additional liabilities assumed for severance totaling $880 and other insignificant changes to working capital.  The estimated fair values of the intangibles assets are further described below.  Contract-related assets, technology-related assets, and net operating loss tax attributes are being amortized over their estimated useful lives.   Goodwill is not amortized but is periodically evaluated for impairment.

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

If the BrassRing acquisition had occurred on January 1, 2006, the unaudited pro forma results of operations for the quarter ended March 31, 2006 would have been:

Period ended March 31, 2006
Revenue	$32,668
Net income available to common shareholders	3,444
Net income per share available to common shareholders – basic	$0.19
Net income per share available to common shareholders – diluted	$0.18

Gantz Wiley Research

On August 14, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., acquired all of the outstanding stock of Gantz Wiley Research, an employee and customer research firm based in Minneapolis, Minnesota, for a purchase price including contingent consideration, of approximately $3,302 in cash and $3,820 in stock consideration.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees of $46,  was approximately $7,168.  The acquisition agreement with Gantz Wiley Research also contained an earnout provision which provided for the payment of additional consideration by the Company based upon the annual revenues of Gantz Wiley Research through December 31, 2006.  Based upon the results, contingent consideration of  $1,300 was paid in cash and equity during the first quarter of 2007 to the former shareholder of Gantz Wiley Research.  The related liability has been reflected in the financial statements at December 31, 2006 and is included in the total cost of the acquisition.  In connection with the acquisition, $600 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against Gantz Wiley Research under the acquisition agreement.   The escrow agreement will remain in place for one year from the acquisition date, and any funds remaining in the escrow account at the end of the one year period will be distributed to the stockholder of Gantz Wiley Research.   The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.    In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

Knowledge Workers

On April 10, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., and Kenexa Acquisition Corp., a wholly-owned subsidiary of Kenexa Technology, acquired all of the outstanding stock of Knowledge Workers, Inc., a human capital consulting and technology firm based in Denver, Colorado, for a purchase price of approximately $2,476 in cash.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $2,580.  In connection with the acquisition the Company deposited $100 into an escrow account to cover any claims for indemnification made by the Company against Knowledge Workers, Inc. under the acquisition agreement.   The escrow agreement will remain in place for two years from the acquisition date.  The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.    In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

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

Webhire’s results of operations were included in the Company’s consolidated financial statements beginning on January 1, 2006.

4. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007	December 31, 2006

Equipment	$10,699	$8,914
Software	10,047	9,934
Office furniture and fixtures	1,223	1,225
Leasehold improvements	1,306	1,282
Land	708	708
Building construction in progress	619	430
Software in development	491	237
	25,093	22,730
Less accumulated depreciation	13,059	12,139
	$12,034	$10,591

Equipment, office furniture and fixtures included capital leases totaled $2,499 at March 31, 2007 and December 31, 2006. Depreciation and amortization expense, including amortization of assets under capital leases, was $1,249 and $3,312 for the period ended March 31, 2007 and December 31, 2006, respectively.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2007	December 31, 2006
Accrued professional fees	$123	$361
Straight line rent accrual	1,444	1,405
Other taxes payable (non-income tax)	358	666
Income taxes payable	3,909	740
Other liabilities	1,552	1.614
Contingent purchase price	—	1,300
Total other accrued liabilities	$7,386	$6,086

6. Line of Credit

On November 13, 2006, the Company entered into a new secured credit agreement with PNC Bank, N.A., as administrative agent, in connection with its acquisition of BrassRing (the “Credit Agreement”).   The new Credit Agreement increased the maximum amount available under the facility from $25,000 to $75,000, consisting of (i) a $25,000 revolving credit facility, including a sublimit of up to $2,000 for letters of credit, and (ii) a $50,000 term loan.  Borrowings under the Credit Agreement are secured by substantially all of the Company’s assets and the assets of its subsidiaries.   This credit facility replaced the prior $25,000 revolving credit facility with PNC Bank.  As of December 31, 2006 the Company had borrowings of $65,000 from the credit facility with a weighted average interest rate of 7.9% per annum

On March 26, 2007, the Company entered into a First Amendment to Credit Agreement  (the “Amendment”) with PNC Bank.   The Amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25 million to $50 million, including a sublimit of up to $2 million for letters of credit.  In January 2007, the Company repaid the balance of its obligations relating to the term loan portion of the Credit Agreement with the net proceeds from the Company’s public offering of its common stock in January 2007.  The Amendment provides that the Credit Agreement will terminate, and all borrowings will become due and payable, on March 26, 2010.  The Company and each of the U.S. subsidiaries of Technology are guarantors of the obligations of Technology under the Credit Agreement, as amended by the Amendment.

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

The Company’s borrowings under the credit facility bear interest at tiered rates based upon the ratio of Net Funded Debt to Modified EBITDA Ratio as defined in the Credit Agreement. The Company may also elect interest rates on its borrowings calculated by reference to  (i) the higher of PNC’s prime rate or the current Federal Funds rate plus ½% (the “Base Rate”), or (ii) the Eurodollar rate (the “Eurodollar Rate”), in either case plus a margin based upon the ratio of the Company and its consolidated subsidiaries’ Net Funded Debt to EBITDA ratio.   Interest is payable quarterly for Base Rate loans and at the end of the applicable interest period for Eurodollar Rate loans.   Eurodollar Rate advances will be available for periods of 1, 2, 3, 6 or, if available to all lenders under the Credit Agreement, 9 or 12 months.   Eurodollar Rate pricing will be adjusted for any statutory reserves.

Repayment of amounts outstanding under certain notes payable and all issued or issuable shares of common and preferred stock are subordinated to the rights of the lender under terms of the Credit Agreement. The Credit Agreement contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage.  The Company was compliant with covenants at March 31, 2007.

7. Commitments and Contingencies

Litigation

On January 27, 2006, the Company and Gallup settled the outstanding claim and entered into a confidential settlement agreement. On January 30, 2006, the Court entered a consent order relating to the settlement. The terms of the settlement will not have a material adverse effect on our results of operations or financial position.

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

8. Equity

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

9. Stock Plans

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

As of March 31, 2007, there were options to purchase 1,571,771 shares of common stock outstanding under the 2005 Option Plan.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan.  As of March 31, 2007, there were a total of 2,832,846 shares of common stock not subject to outstanding options and available for issuance under the 2005 Option Plan.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  In 2007 and 2006, the fair value of each grant was estimated using the Black-Scholes valuation model.  Expected volatility was based upon a weighted average of peer companies, comparable indices, and the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options.  The estimated forfeiture rate was based upon an analysis of historical data.   The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant.  The following table provides the assumptions used in determining the fair value of the share-based awards for the three months ended March 31, 2007 and year ended December 31, 2006, respectively.

	Three months ended March 31, 2007	Year ended December 31, 2006

Expected volatility	47.70%	39.5 – 41.98%
Expected dividends	0	0
Expected term (in years)	4	4-5
Risk-free rate	4.46	4.6 – 5.1%

A summary of the status of the Company’s stock options as of March 31, 2007 and December 31, 2006 and changes during the period then ended is as follows:

	Options Outstanding			Options Exercisable
	Shares available for grant	Shares	Wtd. avg. exercise price	Shares	Wtd. avg. exercise price
Balance at December 31, 2005	3,265,859	1,562,181	$11.74	638,781	$12.08
Granted	(316,333)	316,333	$25.24	—	—
Exercised	—	(387,986)	$11.25	—	—
Forfeited or expired	188,520	(188,520)	$15.47	—	—
Balance at December 31, 2006	3,138,046	1,302,008	$14.63	321,208	$14.26
Granted	(314,000)	314,000	$34.97
Exercised	—	(35,437)	$11.20
Forfeited or expired	8,800	(8,800)	$28.60
Balance at March 31, 2007	2,832,846	1,571,771	$18.69	330,571	$13.28

The total intrinsic value of options outstanding, exercisable and exercised for the period ended March 31, 2007 was $20,861, $5,914 and $882, respectively.   The weighted average fair value for options granted during the period ended March 31, 2007 and December 31, 2006 was $14.82 and $11.05, respectively.

A summary of the status of the Company’s nonvested share options as of December 31, 2006 and March 31, 2007 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2005	923,400	$8.10
Granted	316,333	$11.05
Vested	(76,333)	$15.31
Forfeited or expired	(182,600)	$7.23
Nonvested at December 31, 2006	980,800	$8.65
Granted	314,000	$14.82
Vested	(44,800)	$12.78
Forfeited or expired	(8,800)	$12.65
Nonvested at March 31, 2007	1,241,200	$10.03

Between January 1, 2007 and March 31, 2007, the Company granted options to certain employees to purchase an aggregate of 314,000 shares of the Company’s common stock at a weighted exercise price of $34.97 per share. The Company granted the options at prevailing market prices ranging from $34.10 to $36.33 per share.

Between January 1, 2006 and December 31, 2006, the Company granted options to certain employees to purchase an aggregate of 316,333 shares of the Company’s common stock at a weighted exercise price of $25.24 per share. The Company granted the options at prevailing market prices ranging from $21.10 to $32.69 per share.

As of March 31, 2007, there was $8,985 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Option Plan and the 2000 Option Plan.  That cost is expected to be recognized over a weighted-average period of 3.25 years.

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

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations:

	Three months ended March 31,
	2007	2006

Cost of Revenue	$177	$116
Sales and marketing	179	201
General and administrative	321	220
Research and development	$38	$35
Pre-tax share-based compensation	715	572
Income tax benefit	278	216
Share-based compensation expense, net	$437	$356

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved May 2006, enables substantially all of the Company’s U.S. and foreign employees to purchase shares of our common stock at a discounted offering price.  The offering price is 95% of the closing market price of our common stock on the NASDAQ National Market, LLC on the offering date.  500,000 common shares are available to our employees for purchase under the Plan. The Plan is not considered a compensatory plan in accordance with SFAS 123(R) and requires no compensation expense to be recognized.  1,100 shares of our common stock were purchased under the employee stock purchase plan during the ended March 31, 2007.

10. Related Party

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the quarters ended March 31, 2007 and 2006, the Company paid Pepper Hamilton LLP, net of insurance coverage, $276 and $922, respectively, for general legal matters.  The amount payable to Pepper Hamilton as of March 31, 2007 was $485.

11.  Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate.  The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings in subsidiaries outside the U.S. in jurisdictions where the effective rate is lower than in the U.S.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”).  As of January 1, 2007 unrecognized tax benefits totaled $234 which was recorded as an increase to goodwill.

As a result of the implementation of FIN 48, the Company recognized an increase of $6 in the liability for unrecognized tax benefits which was accounted for as an increase to goodwill.

We recognize interest and penalties related to our tax contingencies as other tax expense.  Our January 1, 2007 tax liabilities include $89 of interest related to the adoption of FIN 48.

It is not expected that the amount of unrecognized tax benefits will change in the next 12 months, however the Company does not expect any change to have a significant impact on the results of operations or financial position of the Company.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “seeks,” “potential,” “anticipates,” “predicts,” “plans,” “estimates,” or “intends,” or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements should be considered in light of various important factors, including those set forth in this report under Part I, Item 1A “Risk Factors” in Kenexa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to “Kenexa,” “we,” “our,” and “us” collectively refer to Kenexa Corporation, a Pennsylvania corporation, and all of its direct and indirect U.S., U.K., Canada, India, and other foreign subsidiaries.

1. Overview

We provide software, services and proprietary content that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We offer the software applications that form the core of our solutions on an on-demand basis, which materially reduces the costs and risks associated with deploying traditional enterprise applications. We complement our software applications with tailored combinations of outsourcing services, consulting services and proprietary content based on our 19 years of experience assisting clients in addressing their human resource requirements. Together, our software applications and services form solutions that we believe enable our clients to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the three months ended March 31, 2007 and 2006, revenue from these subscriptions comprised approximately 82.2% and 76.0%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services.  As a result, since 1999 discrete professional services have represented a consistently decreasing percentage of our revenue.  We expect that trend to continue.

We sell our solutions to large and medium-sized organizations through our direct sales force.  As of December 31, 2006, we had a client base of approximately 3,000 companies, including approximately 166 companies on the Fortune 500 list published in April 2006. Our client base includes companies that we billed for services during the year ended December 31, 2006 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $22.8 million, or 54.0%, of our total revenue for the three months ended March 31, 2007.

2. Recent Events

On April 10, 2006, we acquired Knowledge Workers Inc., a human capital consulting and technology firm based in Denver Colorado, for approximately $2.5 million in cash.  The total cost of the acquisition, including estimated legal, accounting, and other professional fess, was approximately $2.6 million.

On August 14, 2006, we acquired Gantz-Wiley Research Consulting Group, Inc., an employee and customer survey data analysis firm based in Minneapolis, Minnesota, for a purchase price of approximately $3.3 million in cash and $3.8 million in stock consideration.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $7.2 million.  In addition, our agreement with Gantz-Wiley contained an earnout provision which provided for the payment of additional consideration by the Company based upon the annual revenues of Gantz-Wiley Research through December 31, 2006.  Based upon these results, we paid an additional consideration of $1.3 million in cash and equity during the first quarter of 2007 to the former shareholder of Gantz-Wiley.

On November 13, 2006, we acquired BrassRing Inc. and BrassRing LLC (“BrassRing”), a provider of talent management solutions, for approximately $114.7 million in cash.  The total cost of the acquisition, including legal, accounting, and other professional fees of $3.0 million, was approximately $117.7 million.  The strategic rationale for acquiring BrassRing included expansion of opportunities with large, global customers, expansion of global infrastructure and product capabilities, and creation of cross-marketing opportunities.

On November 13, 2006, we entered into a new secured credit facility with PNC Bank, N.A., as administrative agent, in connection with our acquisition of BrassRing. Our obligations under the new credit facility are secured by substantially all of our assets and the assets of our subsidiaries. This credit facility replaced our prior $25 million revolving credit facility with PNC Bank. Under the terms of the credit facility, we borrowed $75 million on November 13, 2006 to fund our acquisition of BrassRing.

On November 20, 2006, we acquired Psychometric Services Limited., or PSL, a provider of online and paper-based assessment products, training and consultancy based in the United Kingdom, for approximately $7.5 million in cash and $0.6 million in stock consideration.  The strategic rationale for acquiring PSL was to add PSL’s library of content and team of psychologists to extend Kenexa’s value proposition and to further differentiate Kenexa from a domain expertise perspective.  In addition, we believe that the acquisition of PSL advances Kenexa’s efforts to build its international infrastructure, while adding an attractive customer list of commercial and government entities in the UK.

On January 18, 2007, we completed a public offering of 3,750,000 shares of our common stock at a price to the public of $31.86 per share.  We also sold an additional 562,500 shares of our common stock to cover over-allotments of shares.  Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $131.0 million. We repaid all of the outstanding borrowings under our credit facility with a portion of the net proceeds from the offering.

On March 26, 2007, we entered into a First Amendment to Credit Agreement with PNC Bank.   The amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25 million to $50 million, including a sublimit of up to $2 million for letters of credit.   The amendment provides that the credit agreement will terminate, and all borrowings will become due and payable, on March 26, 2010.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years.  The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will maintain our renewal rate of approximately 90.0% of the aggregate contract value up for renewal for  2007 and 2008. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As the subscription component of our revenue has grown and clients’ willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown at a higher rate than our revenue. As of March 31, 2007, deferred revenue increased to $31.7 million from $31.3 million at December 31, 2006.  We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

We generate substantially all of our revenue from within the United States. For the three months ended March 31, 2007, approximately 87.2% of our total revenue was derived from sales in the United States.  Other than the revenue that we generated from clients in the Netherlands and the United Kingdom, which in the aggregate amounted to 8.4% of our total revenue for the three months ended March 31, 2007, and revenue that was generated from clients in Switzerland which amounted to 1.2% for the three months ended March 31, 2007, we did not have revenue from any other country in excess of 1.0% of our total revenue for the three months ended March 31, 2007.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business:

	For the three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Total Revenue	$42,217	$23,015

Subscription revenue as a percentage of total revenue	82.2%	76.4%

Income from operations before income tax and interest expense	$7,130	$3,388

Net cash provided by operating activities	$6,167	$902

	As of March 31,
	2007	2006
	(unaudited)	(unaudited)
Deferred revenue	$31,655	$16,164

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the year ended December 31,	For the three months ended March 31,

	2006	2007	2006
		(unaudited)	(unaudited)

Deferred revenue at the beginning of the period	$12,588	$31,251	$12,558
Total invoiced subscriptions during period	95,087	$35,091	15,886
Deferred revenue from acquisitions	14,046	—	5,313
Subscription revenue recognized during period	(90,470)	(34,687)	(17,593)
Deferred revenue at end of period	$31,251	$31,655	$16,164

5. Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Unaudited Consolidated Statement of Operations

(In thousands)

	For the Three Months Ended March 31,
	2007		2006
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription revenue	$34,687	82.2%	$17,593	76.4%
Other revenue	7,530	17.8%	5,422	23.6%

Total revenue	42,217	100.0%	23,015	100.0%
Cost of revenue	11,432	27.1%	6,354	27.6%

Gross profit	30,785	72.9%	16,661	72.4%

Operating expenses:
Sales and marketing	8,230	19.5%	5,728	24.9%
General and administrative	9,672	22.9%	5,287	23.0%
Research and development	4,323	10.2%	1,536	6.7%
Depreciation and amortization	1,430	3.4%	722	3.1%

Total operating expenses	23,655	56.0%	13,273	57.7%

Income from operations before income tax and interest expense	7,130	16.9%	3,388	14.7%

Interest income	123	0.3%	120	0.5%

Income from operations before income tax	7,253	17.2%	3,508	15.2%
Income tax expense from continuing operations	2,558	6.1%	229	1.0%

Net income available to common shareholders	$4,695	11.1%	$3,279	14.2%

Revenues

Total revenue increased by $19.2 million or 83.4% to $42.2 million during the three months ended March 31, 2007 compared to the same period in 2006.   Our subscription revenue increased by $17.1 million or 97.2% to $34.7 million during the three months ended March 31, 2007 compared to the same period in 2006.  Subscription revenue represented approximately 82.2% of our revenue for the three months ended March 31, 2007.  This increase is primarily attributable to the BrassRing, Gantz-Wiley, Psychometrics and Knowledge Workers acquisitions and integration of our two sales forces and the continued acceptance of our on-demand model.  Revenue from our acquisitions contributed $11.2 million to our total revenue increase for the three months ended March 31, 2007.  Our other revenue increased by $2.1 million or 38.9% to $7.5 million for the three months ended March 31, 2007 compared to the same period in 2006. This increase was due to primarily to an increase in demand for our consulting services resulting from an increase in our subscription based revenues.  For the remainder of the year we expect subscription based and other revenue to increase from the prior year due to customer acquisitions and additional sales to existing customers.

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

Cost of revenue increased by $5.1 million or 80% to $11.4 million for the three months ended March 31, 2007 compared to the same period in 2006. The addition of 113 employees, brought on by our recent acquisitions contributed approximately $3.0 million to the cost of revenue increase for the three months ended March 31, 2007 versus the prior year.  Additionally, other consulting and external services needed to support our customer’s requirements added approximately $1.9 million to the increase during the quarter ended March 31, 2007.  As a percentage of revenue, cost of revenue decreased 0.5% for the three months ended March 31, 2007 compared to the same period in 2006.  The decrease in cost of revenue as a percentage of revenue was mostly due to an increase in revenue with minimal corresponding costs.

Sales and Marketing (“S&M”) expense

S&M expense primarily consists of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements. Investment in sales and marketing commencing in 2003 resulted in significant revenue growth during 2004 through 2006. We intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients. As a result, although we expect S&M expense to increase in total dollars, we also expect S&M to continue to decrease as a percentage of revenue for the next twelve months.

S&M expense increased by $2.5 million or 44% to $8.2 million for the three months ended March 31, 2007 compared to the same period in 2006.  Increased compensation expense, related travel and other expenses contributed approximately $2.0 million and $0.5 million, respectively, to the increase in S&M expense during the quarter ended March 31, 2007 from the prior year. The increase in compensation and travel expense was attributable to the addition of 50 employees hired in connection with our acquisitions in the prior year as well as 18 employees needed to support our organic growth.   As a percentage of revenues, S&M expense decreased from 24.9% to 19.5% for the three months ended March 31, 2007 compared to the same period in 2006 due to increased revenues.

  General and Administrative (“G&A”) expense

G&A expense primarily consists of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. As we expand our business and incur additional expenses associated with being a public company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies, we believe that G&A expense will increase in dollar amount and may increase as a percentage of revenue in 2007 and future periods.

G&A expense increased by $4.4 million or 83% to $9.7 million for the three months ended March 31, 2007 compared to the same period in 2006. The $4.4 million increase for the quarter ended March 31, 2007 was due primarily to an increase in staff related expenses of $1.7 million related to the addition of 26 employees hired in connection with our acquisitions in the prior year as well as 18 employees needed to support our organic growth.  In addition, rent expense, professional fees and office supplies contributed of $0.6 million, $0.9 million and $0.4 million, respectively, to the increase in G&A expense for the three months ended March 31, 2007 versus the comparable period in the prior year.  The remainder of the increase of $0.8 million was attributable to increases in infrastructure expenses such as phone, supplies, utilities, insurance and other.  As a percentage of revenue, G&A expense was approximately the same at 22% for each of the three months ended March 31, 2007 and 2006.

Research and Development (“R&D”) expense

R&D expense primarily consists of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel.  Our R&D efforts have been devoted primarily to new product offerings and incidental enhancements and upgrades to our existing products.  Historically, we have capitalized a small percentage of our R&D expense.  Capitalized R&D expense totaled $0.2 million and $0.1 million for the three months ended March, 2007 and 2006, respectively. The remaining R&D expense has been expensed as incurred. We expect R&D expense to be in a range of 6–9% of our revenues due to the continued growth of our business.

R&D expense increased by $2.8 million or 181% to $4.3 million for the three months ended March 31, 2007 compared to the same period in 2006.  The $2.8 million increase in R&D expense for the three months ended March 31, 2007 was primarily due to the addition of 62 developers hired in connection with our acquisitions in the prior year as well as 50 developers needed to support our broadening and deepening solution suite.  As a percentage of revenue R&D expense increased from 6.7% to 10.2% for the three months ended March 31, 2007 compared to the same period in 2006.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.7 million or approximately 98% for the three months ended March 31, 2007, compared to the same period in 2006.  In the future, we expect depreciation and amortization expense to increase due to recent capital purchases.

Income tax expense on operations

Income tax expense on operations increased by $2.3 million for the three months ended March 31, 2007 compared to the same periods in 2006.  The increase in expense was due to increased taxable income and the full utilization of our federal net operating loss carryforwards from the prior periods.

6.  Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our line of credit and the issuance of preferred and common stock. As of March 31, 2007, we had cash and cash equivalents of $33.1 million and short term investments of $78.6 million. In addition, we had $0.3 million in capital equipment leases.

Our cash provided from operations was $6.2 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.  Cash used in investing activities was $82.3 million and $32.9 million for the three months ended March 31, 2007 and 2006, respectively.  Cash provided by financing activities was $66.7 million and $68.1 million for the three months ended March 31, 2007 and 2006, respectively.  Our net decrease in cash and cash equivalents was $9.4 million for the three months ended March 31, 2007, resulting primarily from the purchase of available-for-sale securities.  Our net increase in cash and cash equivalents was $36.0 million for the three months ended March 31, 2006 resulting primarily from our net proceeds, after the repayment of outstanding indebtedness under our credit facility, of $67.3 million from our public offering completed in March 2006.   We expect positive cash flow to continue in future periods.

On January 18, 2007, we completed a public offering of 3,750,000 shares of our common stock at a price to the public of $31.86 per share.  We also sold an additional 562,500 shares of our common stock to cover over-allotments of shares.  Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $131.0 million.   We used a portion of the net proceeds from the offering to repay all of the outstanding indebtedness under the credit facility.

On March 26, 2007, we entered into a First Amendment to Credit Agreement with PNC Bank.   The Amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25 million to $50 million, including a sublimit of up to $2 million for letters of credit.   The amendment provides that the credit agreement will terminate, and all borrowings will become due and payable, on March 26, 2010.

Operating Activities

Net cash provided by operating activities was $6.2 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.  Net cash provided by operating activities for the three months ended March 31, 2007 resulted primarily from net income of approximately $4.7 million, non-cash charges to net income of $2.7 million, and other changes in working capital of $1.2 million, which included a $0.3 million reduction in taxes payable from the excess tax benefits from share based payments.    Net cash provided by operating activities for the three months ended March 31, 2006 primarily resulted from net income of approximately $3.3 million and non-cash charges to net income of $1.3 million partially offset by a decrease in deferred revenue of $1.7 million and changes in working capital of $2.0 million which included a $0.4 million reduction in taxes payable resulting from our adoption of FAS 123R in 2006.

Investing Activities

Net cash used in investing activities was $82.3 million and $32.9 million for the three months ended March 31, 2007 and 2006, respectively.  Cash flows from investing activities for the three months ended March 31, 2007 and March 31, 2006 consisted of the following:

	Three months March 31,
In millions	2007	2006
Webhire acquisition	—	$32.0
Psychometrics acquisition	$0.3	—
Gantz Wiley Research acquisition	$0.6	—
BrassRing acquisition	$0.1	—
Capitalized software and purchases of computer hardware	$2.7	$0.9
Purchases of available for sale investments	$78.6
Total Cash flows from investing activities	$82.3	$32.9

In the future, we expect our capital expenditures to increase as revenues increase and business needs arise.

Financing Activities

Net cash provided by financing activities was $66.7 million and $68.1 million for the three months ended March 31, 2007 and 2006, respectively.  For the three months ended March 31, 2007, net cash provided by financing activity consisted of net proceeds from our follow-on public offering of $131.1 million, net proceeds from stock option exercises of $0.4 million and excess tax benefits from share-based payment arrangements of $0.4 million, partially offset by the repayment of our credit facility of $65.0 million,

capital lease obligations and deferred financing costs of $0.1 million.   For the three months ended March 31, 2006, net cash provided by financing activity consisted of net proceeds from our follow-on public offering of $67.3 million, net proceeds from stock option exercises of $0.7 million and excess tax benefits from share-based payment arrangements of $0.4 million, partially offset by the repayments of capital lease obligations of $0.2 million and deferred financing costs of $0.1 million.

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

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances indicate that the carrying value may not be recoverable. We have reviewed the carrying values of goodwill of each business unit by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill.  Through March 31, 2007, we have not observed any changes to our business units which would lead us to believe that our goodwill or other identified intangibles’ carrying value exceeds their fair values.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. For the three months ended March 31, 2007 our self-insurance accrual totaled $0.5 million. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the three months ended March 31, 2007, approximately 87.2% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S-generated sales would not have resulted in a material change to our results. As of March 31, 2007, we were not engaged in any foreign currency hedging activities.

The financial position and operating results of our United Kingdom and India operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments was approximately $0.1 million at March 31, 2007, and is included in accumulated other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

On January 27, 2006, the Company and Gallup settled the outstanding claim and entered into a confidential settlement agreement. On January 30, 2006, the Court entered a consent order relating to the settlement. The terms of the settlement will not have a material adverse effect on our results of operations or financial position.

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

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 which could materially affect our business, financial condition or future results of operations.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  There have been no material changes from the risk factors previously disclosed in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On March 8, 2007, as partial consideration for the Company’s acquisition of all of the outstanding stock of Gantz Wiley Research, the Company issued 20,000 shares of the Company’s common stock to the former sole shareholder of Gantz Wiley Research.  These shares were issued without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and similar exemptions under applicable state laws.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

The following exhibits are filed herewith:

10.1    First Amendment to Credit Agreement dated March 26, 2007 by and among Kenexa Technology, Inc., the several     banks and other financial institutions from time to time parties thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated March 26, 2007.)

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

May 10, 2007

Kenexa Corporation

/s/	Nooruddin S. Karsan
Nooruddin S. Karsan
Chairman of the Board and Chief Executive Officer

/s/	Donald F. Volk
Donald F. Volk
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number and Description

Exhibit 10.1    First Amendment to Credit Agreement dated March 26, 2007 by and among Kenexa Technology, Inc., the several     banks and other financial institutions from time to time parties thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated March 26, 2007.)

Exhibit 31.1    Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2    Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1    Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.