Form 10-Q
period 2007-06-30
KENEXA CORP
filed 2007-08-09
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐    No ☒

On August 6, 2007, 25,454,365 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended June 30, 2007
Table of Contents

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$29,180	$42,502
Short term investments	79,360	—
Accounts receivable, net of allowance for doubtful accounts of $1,300 and $975	34,382	31,493
Unbilled receivables	2,051	1,005
Deferred income taxes	12,611	8,093
Prepaid expenses and other current assets	3,275	3,578
Total current assets	160,859	86,671

Property and equipment, net of accumulated depreciation	11,540	8,469
Software, net of accumulated amortization	1,566	2,122
Goodwill	172,386	161,329
Intangible assets, net of accumulated amortization	4,213	4,570
Deferred income taxes, non-current	—	1,430
Deferred financing costs, net of accumulated amortization	813	1,295
Other assets	1,905	1,573
Total assets	$353,282	$267,459

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$6,180	$5,672
Line of credit	—	20,000
Notes payable, current	320	138
Commissions payable	1,406	1,674
Accrued compensation and benefits	7,073	9,878
Other accrued liabilities	8,201	6,086
Deferred revenue	32,007	31,251
Capital lease obligations	175	229
Total current liabilities	55,362	74,928

Term loan	—	45,000
Capital lease obligations, less current portion	92	145
Notes payable, less current portion	88	111
Deferred income taxes	825	—
Other liabilities	—	114
Total liabilities	56,367	120,298

Commitments and Contingencies

Shareholders’ equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 25,451,425 and 20,897,777 shares issued and outstanding, respectively	255	209
Additional paid-in capital	315,247	176,345
Accumulated other comprehensive income	393	96
Accumulated deficit	(18,980)	(29,489)
Total shareholders’ equity	296,915	147,161
Total liabilities and shareholders’ equity	$353,282	$267,459

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
Revenue
Subscription revenue	$37,009	$19,947	$71,696	$37,540
Other revenue	8,155	4,760	15,685	10,182
Total revenue	45,164	24,707	87,381	47,722
Cost of revenue	12,600	6,672	24,032	13,026
Gross profit	32,564	18,035	63,349	34,696

Operating expenses:
Sales and marketing	9,094	5,717	17,324	11,445
General and administrative	9,765	5,914	19,436	11,201
Research and development	4,297	1,815	8,620	3,351
Depreciation and amortization	1,477	768	2,907	1,490
Total operating expenses	24,633	14,214	48,287	27,487

Income from operations	7,931	3,821	15,062	7,209
Interest income, net	974	682	1,097	802
Income from operations before income taxes	8,905	4,503	16,159	8,011
Income tax expense	3,092	1,223	5,650	1,452
Net income	$5,813	$3,280	$10,509	$6,559

Basic net income per share	$0.23	$0.16	$0.43	$0.34
Weighted average shares used to compute net income per share — basic	25,326,997	20,250,790	24,690,936	19,239,983

Diluted net income per share	$0.23	$0.16	$0.42	$0.33
Weighted average shares used to compute net income per share — diluted	25,743,996	21,056,536	25,116,145	19,972,040

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common stock	Additional paid-in capital	Accumulated (deficit)	Accumulated other comprehensive (loss) income	Deferred compensation	Note receivable on common stock	Total stockholders’ equity	Comprehensive income
Balance, December 31, 2005	$174	$97,140	$(45,382)	$(30)	$(1,040)	$(120)	$50,742	$5,967
Payments received on notes receivable for class A common stock	—	—	—	—	—	120	120	—
Gain on currency exchange	—	—	—	126	—	—	126	126
Reclassification of deferred compensation balance to additional paid-in capital	—	(1,040)	—	—	1,040	—	—	—
Share-based compensation	—	3,076	—	—	—	—	3,076	—
Income tax benefits realized from activity in employee stock plans	—	2,762	—	—	—	—	2,762	—
Option exercises	4	4,360	—	—	—	—	4,364	—
Conversion of class B, D & E warrants	3	(3)	—	—	—	—	—	—
Public stock offering, net	26	66,255	—	—	—	—	66,281	—
Common Stock Issuance for Gantz Wiley Research Acquisition	2	3,168	—	—	—	—	3,170	—
Common Stock Issuance for Psychometrics Services Ltd. Acquisition	—	627	—	—	—	—	627	—
Net Income			15,893				15,893	15,893
Balance, December 31, 2006	$209	$176,345	$(29,489)	$96	$—	$—	$147,161	$16,019
Gain on currency translation adjustment	—	—	—	387	—	—	387	387
Unrealized loss on short term investments	—	—	—	(90)	—	—	(90)	(90)
Share-based compensation expense	—	1,784	—	—	—	—	1,784	—
Excess tax benefits from Share-based payment arrangements	—	1,326	—	—	—	—	1,326	—
Option exercises	2	1,523	—	—	—	—	1,525	—
Employee stock purchase plan	—	91	—	—	—	—	91	—
Public stock offering, net	43	130,355	—	—	—	—	130,398	—
Common Stock Issuance for Jack Wiley earn out	—	650	—	—	—	—	650	—
Common Stock Issuance for Straight Source Acquisition	1	3,173					3,174	—
Net income	—	—	10,509	—	—	—	10,509	10,509
Balance, June 30, 2007 (unaudited)	$255	$315,247	$(18,980)	$393	$—	$—	$296,915	$10,806

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities
Net income	$10,509	$6,559
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,907	1,489
Non-cash interest expense	9	—
Share-based compensation expense	1,784	1,341
Excess tax benefits from share-based payment arrangements	(1,326)	(767)
Amortization of deferred financing costs	584	66
Bad debt expense	70	(62)
Deferred income taxes	(1,874)	(1,388)
Changes in assets and liabilities
Accounts and unbilled receivables	(1,817)	(5,227)
Prepaid expenses and other current assets	410	(277)
Other assets	(335)	87
Accounts payable	331	278
Accrued compensation and other accrued liabilities	591	1,060
Commissions payable	(268)	13
Deferred revenue	730	(823)
Other liabilities	(115)	(23)
Net cash provided by operating activities	12,190	2,326

Cash flows from investing activities
Purchases of property and equipment	(4,610)	(2,085)
Purchases of available-for-sale securities	(79,450)	—
Acquisitions, net of cash acquired	(10,049)	(34,629)
Net cash used in investing activities	(94,109)	(36,714)

Cash flows from financing activities
Repayments under line of credit	(65,000)	—
Repayments of notes payable	(58)	(139)
Collections of notes receivable	—	120
Share issuance from Employee Stock Purchase Plan	91	—
Excess tax benefits from share-based payment arrangements	1,326	767
Net proceeds from public offering	130,471	66,514
Deferred financing costs	(102)	(123)
Net proceeds from option exercises	1,525	1,208
Repayments of capital lease obligations	(115)	(225)
Net cash provided by financing activities	68,138	68,122

Effect of exchange rate changes on cash and cash equivalents	459	(302)
Net (decrease) increase in cash and cash equivalents	(13,322)	33,432
Cash and cash equivalents at beginning of year	42,502	43,499

Cash and cash equivalents at end of period	$29,180	$76,931

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest expense	$692	$387
Income taxes	$1,550	$975

Non-cash investing and financing activities
Capital lease obligations	$19	$114
Common Stock Issuance for Jack Wiley earn out	$650	—
Common Stock Issuance for Straight Source Acquisition	$3,174	—

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited

(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation and its subsidiaries (collectively, the “Company”) commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Between 1994 and 2007, the Company acquired 26 businesses that enabled it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

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

The Company provides software, services and proprietary content that enable organizations to more effectively recruit and retain employees. Its solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. In addition, the Company offers the software applications that form the core of its solutions on an on-demand basis, which materially reduces the costs and risks associated with deploying traditional enterprise applications, and is complemented by software applications with tailored combinations of outsourcing services, consulting services and proprietary content based on the Company’s 20 years of experience assisting clients in addressing their human resource requirements.

Since its initial public offering in June 2005, the Company has completed seven acquisitions and two follow-on offerings, raising over $200,000 in the process.

2. Summary of Significant Accounting Policies

The accompanying financial statements for the three and six months ended June 30, 2007 and 2006 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three and six months ended June 30, 2007 and 2006 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or eliminated.  The results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ended December 31, 2007 or for any other interim period.

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

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance and other current assets.  Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with internet hosting arrangements.  These costs are deferred over the implementation period, typically three to four months, and are expensed ratably over the subscription period, typically one to three years.  These amounts aggregated $840 and $985 at June 30, 2007 and December 31, 2006, respectively.  The current portion of these deferred costs of $318 and $636 at June 30, 2007 and December 31, 2006, respectively, is included in other current assets and the non-current portion of $522 and $349 at June 30, 2007 and December 31, 2006, respectively, is included in other assets in the accompanying consolidated balance sheets.

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

The Company capitalized internal-use software costs for the three and six months ended June 30, 2007 and the year ended December 31, 2006 of $467, $708 and $1,954, respectively.  Amortization of capitalized internal-use software costs for the three and six months ended June 30, 2007 and the year ended December 31, 2006 were $308, $627 and $1,291, respectively.

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

Subscription fees and support revenues are recognized ratably on a monthly basis over the hosting period. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

The Company records “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs.  For the three and six months ended June 30, 2007 and 2006, reimbursed expenses totaled $1,071, $1,493, $328 and $592, respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop-loss provisions. The Company estimated the liability based upon management’s judgment and historical experience. At June 30, 2007 and December 31, 2006, self-insurance accruals totaled $386 and $340, respectively.  Management continuously reviews the adequacy of the Company’s stop-loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries.  The clients are concentrated primarily in the Company’s U.S. market area.  At June 30, 2007, there were no clients that represented more than 10% of the net accounts receivable balance. For the six months ended June 30, 2007, there were no clients that individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100. Certain operating cash accounts may exceed the FDIC limits.

Earnings Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The computation of common stock equivalents excluded 308,400 and 498,400 options, for the three and six months ended June 30, 2007 as their effect was antidilutive.  Options included in computation of common stock equivalents for the three and six months ended June 30, 2007 totaled 1,343,135 and 1,153,135 options.  Basic and diluted earnings per share is computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$5,813	$3,280	$10,509	$6,559

Denominator:
Weighted average shares used to compute net income per share - basic	25,326,997	20,250,790	24,690,936	19,239,983
Effect of dilutive stock options and warrants	416,999	805,746	425,209	732,057

Weighted average shares used to compute net income per share — dilutive	25,743,996	21,056,536	25,116,145	19,972,040

Basic net income per share	$0.23	$0.16	$0.43	$0.34

Diluted net income per share	$0.23	$0.16	$0.42	$0.33

Share-based compensation

On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006. Since the adoption we continue to recognize the cost of previously granted share-based awards on a straight-line basis and recognize the cost for new share-based awards on a straight-line basis over the requisite service period.

Recent Accounting Pronouncements

On January 1, 2007, we adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”).  FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As of December 31, 2006 and June 30, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would materially affect our effective tax rate if recognized.  We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations.  The amount of interest and penalties for the six months ended June 30, 2007 was insignificant.  Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The application of the provisions of SFAS 123R resulted in a pretax expense of approximately $1,784 for the six months ended June 30, 2007. Based on the same assumptions used to value our 2006 compensation expense, we estimate our pretax expense associated with our share-based compensation plans will approximate $4,139 in 2007 and $4,142 in 2008.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable and accounts payable at June 30, 2007 and 2006 approximate fair value of these instruments.

3. Acquisitions

StraightSource

On June 8, 2007, the Company acquired all of the outstanding stock of Straight Outsourcing Corporation (“StraightSource”), a provider of recruitment process outsourcing services, based in Dallas, Texas, for a purchase price of approximately $9,000 in cash and $3,174 in stock consideration.   In connection with the acquisition, $1,200 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against StraightSource under the acquisition agreement.   The escrow agreement will remain in place for three years from the acquisition date.  Any funds remaining in the escrow account on December 7, 2009, except for $250 which shall be held for an additional six months, will be distributed to the former stockholders of StraightSource.  The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.    In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

Psychometric Services

On November 20, 2006, the Company acquired all of the outstanding stock of Psychometric Services, Ltd., a provider of user friendly psychometric tests, based in Harrow, United Kingdom, for a purchase price of approximately $7,459 in cash and $627 in stock consideration.  The total cost of the acquisition, including legal, accounting, and other professional fees of $296, was approximately $8,383.  In connection with the acquisition, $758 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against Psychometrics Services under the acquisition agreement.   The escrow agreement will remain in place for one year from the acquisition date, and any funds remaining in the escrow account at the end of the one year period will be distributed to the former stockholders of Psychometric Services Ltd.  The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.    In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

BrassRing

On November 13, 2006, the Company acquired BrassRing, LLC, a provider of talent management solutions, combining innovative technology, consulting, and outsourcing with recruitment expertise to build successful workforces to meet the specific needs of clients, for approximately $114,708 in cash.  The total cost of the acquisition, including legal, accounting, and other professional fees of $3,080, was approximately $117,788.  On the date of close, approximately $11,500 or 10% of the aggregate purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against BrassRing under the acquisition agreement.  Assuming there are no indemnification claims, this amount will be released to the former stockholders of BrassRing on or about May 13, 2008.

BrassRing’s results of operations were included in the Company’s consolidated financial statements beginning on November 13, 2006.

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and cash equivalents	$10,567
Accounts receivable	6,495
Prepaid expenses and other current assets	1,500
Property & equipment	1,776
Other long-term assets	520
Technology-related assets	368	1.5 years
Contract-related assets	416	5 years
Goodwill	105,862	Indeterminable
Other intangibles, net	24
Deferred income taxes	3,383	5 years

Less: Liabilities assumed
Accounts payable	3,875
Accrued salary	1,283
Deferred federal income taxes	21
Deferred revenue	7,445
Deferred rent	499
Total cash purchase price	$117,788

The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.    In accordance with Statement of Financial Accounting Standard No. 141, the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.  The estimated fair values of the intangibles assets are further described below.  Contract-related assets, technology-related assets, and net operating loss tax attributes are being amortized over their estimated useful lives.   Goodwill is not amortized but is periodically evaluated for impairment.

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

If the BrassRing acquisition had occurred on January 1, 2006, the unaudited pro forma results of operations for the three and six months ended June 30, 2006 would have been:

	For the three months ended June 30, 2006	For the six months ended June 30, 2006

Revenue	$34,452	$67,120
Net income	$2,242	$5,686
Net income per share — basic	$0.11	$0.30
Net income per share — diluted	$0.11	$0.28

Gantz Wiley Research

On August 14, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., acquired all of the outstanding stock of Gantz Wiley Research, an employee and customer research firm based in Minneapolis, Minnesota, for a purchase price including contingent consideration of approximately $3,302 in cash and $3,820 in stock consideration.  The total cost of the acquisition, including estimated legal, accounting, other professional fees of $46, was approximately $7,168.  The payment of additional consideration by the Company was based upon the annual revenues of Gantz Wiley Research through December 31, 2006.  Based upon the results, contingent consideration of $1,300 was paid in cash and equity during the first quarter of 2007 to the former shareholder of Gantz Wiley Research.  The related liability has been reflected in the financial statements at December 31, 2006 and is included in the total cost of the acquisition.  In connection with the acquisition, $600 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against Gantz Wiley Research under the acquisition agreement.   The escrow agreement will remain in place for one year from the acquisition date, and any funds remaining in the escrow account at the end of the one year period will be distributed to the former stockholder of Gantz Wiley Research.   The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.    In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

Knowledge Workers

On April 10, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., and Kenexa Acquisition Corp., a wholly-owned subsidiary of Kenexa Technology, acquired all of the outstanding stock of Knowledge Workers, Inc., a human capital consulting and technology firm based in Denver, Colorado, for a purchase price of approximately $2,476 in cash.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees of $104, was approximately $2,580.  In connection with the acquisition, the Company deposited $100 into an escrow account to cover any claims for indemnification made by the Company against Knowledge Workers, Inc. under the acquisition agreement.   The escrow agreement will remain in place for two years from the acquisition date.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.    In accordance with Statement of Financial Accounting Standard No. 141, the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

Webhire

On January 13, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., and Kenexa Acquisition Corp., a wholly-owned subsidiary of Kenexa Technology, completed its acquisition of Webhire, Inc. (“Webhire”) for approximately $34,395 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $666, was approximately $35,061.  In July 2007, approximately $5,000, or 14.3% of the aggregate purchase price, held in an escrow was released to the former stockholders of Webhire.  There were no claims for indemnification made by the Company against Webhire under the acquisition agreement.

Webhire’s results of operations were included in the Company’s consolidated financial statements beginning on January 1, 2006.

4. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007	December 31, 2006

Equipment	$10,991	$8,914
Software	10,116	9,934
Office furniture and fixtures	1,329	1,225
Leasehold improvements	1,484	1,282
Land	708	708
Building construction in progress	1,176	430
Software in development	874	237
	26,678	22,730
Less accumulated depreciation and amortization	13,572	12,139
	$13,106	$10,591

Equipment, office furniture and fixtures included capital leases totaling $2,518 and $2,499 at June 30, 2007 and December 31, 2006, respectively.  Depreciation and amortization expense, including amortization of assets under capital leases, was $2,544 and $3,312 for the period ended June 30, 2007 and December 31, 2006, respectively.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
Accrued professional fees	$161	$361
Straight line rent accrual	1,290	1,405
Other taxes payable (non-income tax)	351	666
Income taxes payable	5,333	740
Other liabilities	1,066	1,614
Contingent purchase price	—	1,300
Total other accrued liabilities	$8,201	$6,086

6. Line of Credit

On March 26, 2007, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) with PNC Bank, N.A.   The Amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25,000 to $50,000, including a sublimit of up to $2,000 for letters of credit.  In connection with the Amendment the Company wrote off deferred financing fees of $447.  The Amendment provides that the Credit Agreement will terminate, and all borrowings will become due and payable, on March 26, 2010.  The Company and each of the U.S. subsidiaries of Kenexa Technology are guarantors of the obligations of Technology under the Credit Agreement, as amended by the Amendment.

In January 2007, the Company repaid the balance of its obligations relating to the term loan portion of the Credit Agreement with the net proceeds from the Company’s public offering of its common stock in January 2007.

On November 13, 2006, the Company entered into a new secured credit agreement with PNC Bank, N.A., as administrative agent, in connection with its acquisition of BrassRing (the “Credit Agreement”).   The new Credit Agreement increased the maximum amount available under the facility from $25,000 to $75,000, consisting of (i) a $25,000 revolving credit facility, including a sublimit of up to $2,000 for letters of credit, and (ii) a $50,000 term loan.  Borrowings under the Credit Agreement are secured by substantially all of the Company’s assets and the assets of its subsidiaries.   This credit facility replaced the prior $25,000 revolving credit facility also with PNC Bank, N.A.  As of December 31, 2006, the Company had outstanding borrowings of $65,000 from the credit facility with a weighted average interest rate of 7.9% per annum.

The Company’s borrowings under the credit agreement bear interest at tiered rates based upon the ratio of Net Funded Debt to Modified EBITDA Ratio as defined in the Credit Agreement. The Company may also elect interest rates on its borrowings calculated by reference to  (i) the higher of PNC’s prime rate or the current Federal Funds rate plus ½% (the “Base Rate”), or (ii) the Eurodollar rate (the “Eurodollar Rate”), in either case plus a margin based upon the ratio of the Company and its consolidated subsidiaries Net Funded Debt to EBITDA ratio.   Interest is payable quarterly for Base Rate loans and at the end of the applicable interest period for Eurodollar Rate loans.   Eurodollar Rate advances will be available for periods of 1, 2, 3, 6 or, if available to all lenders under the Credit Agreement, 9 or 12 months.   Eurodollar Rate pricing will be adjusted for any statutory reserves.

Repayment of amounts outstanding under certain notes payable and all issued or issuable shares of common and preferred stock are subordinated to the rights of the lender under terms of the Credit Agreement. The Credit Agreement contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage.  The Company was compliant with all such covenants at June 30, 2007.

7. Commitments and Contingencies

Litigation

We are involved in claims which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters.  However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

8. Equity

On January 18, 2007, the Company completed a public offering of 3,750,000 shares of its common stock at a price to the public of $31.86 per share. Net proceeds to the Company aggregated approximately $113,371 after payment of all offering fees and underwriters’ commission and offering expenses of $5,475.  On January 24, 2007, the underwriters exercised their over-allotment option under the terms of the underwriting agreement to purchase 562,500 additional shares of common stock. Net proceeds to the Company following the sale of the overallotment shares were $17,100.

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

As of June 30, 2007, there were options to purchase 1,651,535 shares of common stock outstanding under the 2005 Option Plan.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan.  As of June 30, 2007, there were a total of 2,655,446 shares of common stock not subject to outstanding options and available for issuance under the 2005 Option Plan.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  In 2007 and 2006, the fair value of each grant was estimated using the Black-Scholes valuation model.  Expected volatility was based upon a weighted average of peer companies, comparable indices, and the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options.  The estimated forfeiture rate was based upon an analysis of historical data.   The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant.  The following table provides the assumptions used in determining the fair value of the share-based awards for the quarters ended June 30, 2007 and March 31, 2007 and the year ended December 31, 2006, respectively.

	June 30, 2007	March 31, 2007	Year ended December 31, 2006

Expected volatility	47.26%	47.70%	39.5 - 41.98%
Expected dividends	0	0	0
Expected term (in years)	4 - 5	4	4 - 5
Risk-free rate	4.60	4.46	4.6 - 5.1%

A summary of the status of the Company’s stock options as of June 30, 2007 and December 31, 2006 and changes during the period then ended is as follows:

	Options Outstanding			Options Exercisable
	Shares available for grant	Shares	Wtd. avg. exercise price	Shares	Wtd. avg. exercise price
Balance at December 31, 2005	3,265,859	1,562,181	$11.74	638,781	$12.08
Granted	(316,333)	316,333	$25.24	—	—
Exercised	—	(387,986)	$11.25	—	—
Forfeited or expired	188,520	(188,520)	$15.47	—	—
Balance at December 31, 2006	3,138,046	1,302,008	$14.63	321,208	$14.26
Granted	(516,400)	516,400	$35.60
Exercised	—	(133,073)	$11.45
Forfeited or expired	33,800	(33,800)	$26.06
Balance at June 30, 2007	2,655,446	1,651,535	$21.21	244,935	$14.89

The total intrinsic value of options outstanding, exercisable and exercised as of and for the period ended June 30, 2007 was $27,253, $5,590 and $3,344, respectively.   The weighted average fair value of options granted during the six months ended June 30, 2007 and December 31, 2006 was $15.11 and $11.05, respectively.

A summary of the status of the Company’s nonvested share options as of December 31, 2006 and for the period ended June 30, 2007 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2005	923,400	$8.10
Granted	316,333	$11.05
Vested	(76,333)	$15.31
Forfeited or expired	(182,600)	$7.23
Nonvested at December 31, 2006	980,800	$8.65
Granted	516,400	$15.11
Vested	(56,800)	$13.26
Forfeited or expired	(33,800)	$10.76
Nonvested at June 30, 2007	1,406,600	$10.78

Between January 1, 2007 and June 30, 2007, the Company granted options to certain employees to purchase an aggregate of 516,400 shares of the Company’s common stock at a weighted exercise price of $35.60 per share. The Company granted the options at prevailing market prices ranging from $31.94 to $36.87 per share.

Between January 1, 2006 and December 31, 2006, the Company granted options to certain employees to purchase an aggregate of 316,333 shares of the Company’s common stock at a weighted exercise price of $25.24 per share. The Company granted the options at prevailing market prices ranging from $21.10 to $32.69 per share.

As of June 30, 2007, there was $10,819 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Option Plan and the 2000 Option Plan.  That cost is expected to be recognized over a weighted-average period of 3 years.

SFAS No. 123R also requires us to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow and a corresponding operating cash outflow in our consolidated statement of cash flows.

In accordance with Staff Accounting Bulletin No. 107, we classified share-based compensation within cost of goods sold, selling, general and administrative expenses and research and development corresponding to the same line as the cash compensation paid to respective employees, officers and non-employee directors.

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Cost of revenue	$38	$124	$215	$240
Sales and marketing	273	139	452	340
General and administrative	700	470	1,021	690
Research and development	58	36	96	71
Pre-tax share-based compensation expense	1,069	769	1,784	1,341
Income tax benefit	369	295	647	511
Share-based compensation expense, net	$700	$474	$1,137	$830

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved May 2006, enables substantially all of the Company’s U.S. and foreign employees to purchase shares of our common stock at a discounted offering price.  The offering price is 95% of the closing market price of our common stock on the NASDAQ National Market, LLC on the offering date.  500,000 common shares are available to our employees for purchase under the Plan. The Plan is not considered a compensatory plan in accordance with SFAS 123 (r) and requires no compensation expense to be recognized.  2,600 shares of our common stock were purchased under the employee stock purchase plan during the six months ended June 30, 2007.

10. Related Party

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the three and six months ended June 30, 2007 and 2006, the Company paid Pepper Hamilton LLP, net of insurance coverage, $1,009, $1,285, $432 and $1,354, respectively, for general legal matters.  The amount payable to Pepper Hamilton as of June 30, 2007 was $13.

11.  Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate.  The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings in subsidiaries outside the U.S. in jurisdictions where the effective rate is lower than in the U.S.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”).  As of January 1, 2007 unrecognized tax benefits totaled $234 which was recorded as a purchase price adjustment and an increase to goodwill.  As a result of the implementation of FIN 48, our tax liabilities increased $5 which was expensed to tax expense for six months ended June 30, 2007.

We recognize interest and penalties related to our tax liabilities as other tax expense.  Our January 1, 2007, tax liabilities include $89 of interest related to the adoption of FIN 48.

It is not expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect any change to have a significant impact on the results of operations or financial position of the Company.

12. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three and six months ended June 30, 2007.

	Revenue for the three months ended June 30, 2007	Revenue as a percentage of total revenue	Revenue for the six months ended June 30, 2007	Revenue as a percentage of total revenue
United States	$39,346	87.1%	$76,163	87.2%
United Kingdom	2,832	6.3%	5,818	6.7%
Other	667	1.5%	1,265	1.4%
The Netherlands	816	1.8%	1,358	1.6%
Other European Countries	1,503	3.3%	2,777	3.1%
Total	$45,164	100.0%	$87,381	100.0%

The following table summarizes the distribution of assets by geographic region for the period ended June 30, 2007.

Country	Assets as of June 30, 2007	Assets as a percentage of total assets
United States	$329,151	93.2%
United Kingdom	$16,427	4.6%
India	$5,232	1.5%
Other	$2,472	0.7%
Total	$353,282	100.0%

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

1. Overview

We provide software, services and proprietary content that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We offer the software applications that form the core of our solutions on an on-demand basis, which materially reduces the costs and risks associated with deploying traditional enterprise applications. We complement our software applications with tailored combinations of outsourcing services, consulting services and proprietary content based on our 20 years of experience assisting clients in addressing their human resource requirements. Together, our software applications and services form solutions that we believe enable our clients to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the six months ended June 30, 2007 and 2006, revenue from these subscriptions comprised approximately 82.0% and 78.7%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services.  As a result, since 1999 discrete professional services have represented a consistently decreasing percentage of our revenue.  We expect that trend to continue.

We sell our solutions to large and medium-sized organizations through our direct sales force.  As of December 31, 2006, we had a client base of approximately 3,000 companies, including approximately 166 companies on the Fortune 500 list published in April 2006. Our client base includes companies that we billed for services during the year ended December 31, 2006 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $45.5 million, or 52.1%, of our total revenue for the six months ended June 30, 2007.

2. Recent Events

On June 8, 2007, we acquired StraightSource, a provider of recruitment process outsourcing services, based in Dallas, Texas, for a purchase price of approximately $9.0 million in cash and $3.0 million in stock consideration.  The total cost of the acquisition was approximately $12.0 million.  We expect that the acquisition of StraightSource will provide additional efficiency to our exempt and non-exempt recruitment offering and expand our distribution capabilities in the Southwest market.

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

On November 20, 2006, we acquired Psychometric Services Limited (“PSL”), a provider of online and paper-based assessment products, training and consultancy based in the United Kingdom, for approximately $7.5 million in cash and $0.6 million in stock consideration. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.3 million, was approximately $8.4 million.  The strategic rationale for acquiring PSL was to add PSL’s library of content and team of psychologists to extend Kenexa’s value proposition and to further differentiate Kenexa from a domain expertise perspective.  In addition, we believe that the acquisition of PSL advances Kenexa’s efforts to build its international infrastructure, while adding an attractive customer list of commercial and government entities in the UK.

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

On November 13, 2006, we acquired BrassRing Inc. and BrassRing LLC (“BrassRing”), a provider of talent management solutions, for approximately $114.7 million in cash.  The total cost of the acquisition, including legal, accounting, and other professional fees of $3.1 million, was approximately $117.8 million.  The strategic rationale for acquiring BrassRing included expansion of opportunities with large, global customers, expansion of global infrastructure and product capabilities, and creation of cross-marketing opportunities with our existing suite of products and services. Additionally, management’s industry expertise and experience were also important factors for the acquisition of Brass Ring.

On August 14, 2006, we acquired Gantz-Wiley Research Consulting Group, Inc., an employee and customer survey data analysis firm based in Minneapolis, Minnesota, for a purchase price including contingent consideration of approximately $3.3 million in cash and $3.8 million in stock consideration.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $7.2 million.  In addition, the payment of $1.3 million in cash and equity during the first quarter of 2007 to the former shareholder of Gantz-Wiley of additional consideration by the Company was based upon the annual revenues of Gantz-Wiley Research through December 31, 2006.  The $1.3 million liability is reflected in the financial statements at December 31, 2006.

On April 10, 2006, we acquired Knowledge Workers Inc., a human capital consulting and technology firm based in Denver Colorado, for approximately $2.5 million in cash.  The total cost of the acquisition, including estimated legal, accounting, and other professional fess of $0.1 million, was approximately $2.6 million.

On January 13, 2006, the Company, through its wholly-owned subsidiary, Kenexa Technology, Inc., and Kenexa Acquisition Corp., a wholly-owned subsidiary of Kenexa Technology, completed its acquisition of Webhire, Inc. (“Webhire”) for approximately $34.4 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.7 million, was approximately $35.1 million.  In July 2007, approximately $5.0 million, or 14.3% of the aggregate purchase price, held in an escrow was released to the former stockholders of Webhire.  There were no claims for indemnification made by the Company against Webhire under the acquisition agreement.    Webhire’s results of operations were included in the Company’s consolidated financial statements beginning on January 1, 2006.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years.  The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will maintain our renewal rate of approximately 90.0% of the aggregate contract value up for renewal for 2007 and 2008. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As the subscription component of our revenue has grown and clients’ willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown at a higher rate than our revenue. As of June 30, 2007, deferred revenue increased to $32.0 million from $31.3 million at December 31, 2006.  We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

We generate substantially all of our revenue from within the United States. For the three and six months ended June 30, 2007, approximately 87% of our total revenue was derived from sales in the United States.  Revenue generated from clients in The Netherlands and the United Kingdom for the three and six months ended June 30, 2007 aggregated to approximately 8.1% and 8.3%, respectively. Revenue from other clients amounted to 4.9% and 4.7% for the three and six months ended June 30, 2007.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenue	$45,164	$24,707	$87,381	$47,722

Subscription revenue as a percentage of total revenue	81.9%	80.7%	82.0%	78.7%
Income from operations	$7,931	$3,821	$15,062	$7,209

Net cash provided by operating activities	$6,023	$1,424	$12,190	$2,326

	As of June 30,
	2007	2006
	(unaudited)	(unaudited)
Deferred revenue	$32,007	$17,078

The following is a discussion of significant terms used in the tables above.

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

Deferred revenue. We generate revenue primarily from multi-year subscriptions for our on-demand talent acquisition and employee performance management solutions. We recognize revenue from these subscription agreements ratably over the hosting period, which are typically one to three years. We generally invoice our clients in quarterly or monthly installments in advance. Deferred revenue, which is included in our consolidated balance sheets, is the amount of invoiced subscriptions in excess of the amount recognized as revenue. Deferred revenue represents, in part, the amount that we will record as revenue in our consolidated statements of operations in future periods. As the subscription component of our revenue has grown and customer willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown at a higher rate than our revenue growth rate. We expect this trend to continue.

The following table reconciles beginning and ending deferred revenue for each of the periods shown, in thousands:

	For the year ended December 31,	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007	2006
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$12,588	$31,655	$16,164	$31,251	$12,558
Total invoiced subscriptions during period	95,087	37,334	20,861	72,425	36,747
Deferred revenue from acquisitions	14,046	27		27	5,313
Subscription revenue recognized during period	(90,470)	(37,009)	(19,947)	(71,696)	(37,540)
Deferred revenue at end of period	$31,251	$32,007	$17,078	$32,007	$17,078

5. Results of Operations

Six months ended June 30, 2007 compared to six months ended June 30, 2006

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription revenue	37,009	81.9%	19,947	80.7%	71,696	82.0%	37,540	78.7%
Other revenue	8,155	18.1%	4,760	19.3%	15,685	18.0%	10,182	21.3%

Total revenue	45,164	100.0%	24,707	100.0%	87,381	100.0%	47,722	100.0%
Cost of revenue	12,600	27.9%	6,672	27.0%	24,032	27.5%	13,026	27.3%

Gross profit	32,564	72.1%	18,035	73.0%	63,349	72.5%	34,696	72.7%

Operating expenses:
Sales and marketing	9,094	20.1%	5,717	23.1%	17,324	19.8%	11,445	24.0%
General and administrative	9,765	21.6%	5,914	23.9%	19,436	22.2%	11,201	23.5%
Research and development	4,297	9.5%	1,815	7.3%	8,620	9.9%	3,351	7.0%
Depreciation and amortization	1,477	3.3%	768	3.1%	2,907	3.3%	1,490	3.1%

Total operating expenses	24,633	54.5%	14,214	57.5%	48,287	55.3%	27,487	57.6%

Income from operations	7,931	17.6%	3,821	15.5%	15,062	17.2%	7,209	15.1%

Interest income, net	974	2.2%	682	2.8%	1,097	1.3%	802	1.7%

Income from operations before income taxes	8,905	19.7%	4,503	18.2%	16,159	18.5%	8,011	16.8%
Income tax expense	3,092	6.8%	1,223	4.9%	5,650	6.5%	1,452	3.0%

Net income	5,813	12.9%	3,280	13.3%	10,509	12.0%	6,559	13.7%

Revenues

Total revenue increased $20.5 million or 82.8% and $39.7 million or 83.1% during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 to $45.2 million and $87.4 million, respectively. Our subscription revenue increased by $17.1 million or 85.5% and $34.2 million or 91.0% during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 to $37.0 million and $71.7 million, respectively. Subscription revenue represented approximately 82.0% of our revenues for three and six months ended June 30, 2007. The increase in revenues is attributable to an increase in sales volumes of our talent management solutions and the continued acceptance of our on-demand model.  The acquisitions of StraightSource, BrassRing, Gantz-Wiley, Psychometrics and Knowledge Workers comprised approximately 60% of the increase in our total revenue for the three and six months ended June 30, 2007, respectively.  Our other revenue increased by $3.4 million or 71.3% and $5.5 million or 54.0% to $8.2 million and $15.7 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.   The year- to-date increase was due to primarily to an increase in demand for our consulting services resulting from an increase in our subscription-based revenues.  For the remainder of the year, we expect subscription based and other revenue to increase from the prior year due to customer acquisitions and additional sales to existing customers as well as the impact of our recent acquisitions.

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

Cost of revenue increased by $5.9 million or 88.8% and $11.0 million or 84.5% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 to $12.6 million and $24.0 million, respectively. As a percentage of revenue, cost of revenue increased by 1.0% to 27.9% for the three months ended June 30, 2007, compared to the same periods in 2006, and was relatively the same for the six months ended June 30, 2007 and the prior year at approximately 27%.  The addition of 215 employees brought on by our recent acquisitions contributed approximately $3.6 million to the cost of revenue increase for the three months ended June 30, 2007 versus the prior year.  Additionally, other consulting and external services needed to support our customer’s requirements added approximately $2.3 million to the increase during the quarter ended June 30, 2007

Sales and Marketing (“S&M”) expense

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

S&M expense increased $3.4 million or 59.1% and $5.9 million or 51.4% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 to $9.1 million and $17.3 million, respectively. Increased staff related expense including performance bonuses and commissions and bad debt expense contributed approximately $2.1 million and $0.5 million, respectively, to the increase in S&M expense during the quarter ended June 30, 2007 from the prior year. In addition, increased travel and other expense added approximately $0.3 million and $0.5 million to the increase in S&M expense during the quarter ended June 30, 2007 from the prior year.  The increase in compensation and travel expense was attributable to the addition of 43 employees hired in connection with our acquisitions in the prior year.

For the six months ended June 30, 2007, increased staff related expense including performance bonuses and commissions and travel expense contributed of $4.1 million and $0.7 million, respectively, to the increase in S&M expense from the prior year.  In addition, bad debt and other expense contributed approximately $0.5 million each to the increase in S&M expense for the six months ended June 30, 2007 over the comparable period in the prior year.  As a percentage of revenues, S&M expense decreased from 23.1% to 20.1%, and 24.0% to 19.8%, respectively, for the three and six months ended June 30, 2007, compared to the same periods in 2006 due to increased revenues.

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

G&A expense increased by $3.9 million or 65.1% and $8.2 million and 73.5% for the three and six months ended June 30, 2007, respectively compared to the same period in 2006 to $9.8 million and $19.4 million, respectively. The $3.9 million increase for the quarter ended June 30, 2007 was due primarily to an increase in staff related expenses of $2.0 million related to the addition of 32 employees hired in connection with our acquisitions in the prior year as well as 15 employees needed to support our organic growth.  In addition, rent expense, professional fees and office supplies contributed $0.6 million, $0.5 million and $0.2 million, respectively, to the increase in G&A expense for the three months ended June 30, 2007 versus the comparable period in the prior year.  The remainder of the increase of $0.6 million was attributable to increases in infrastructure expenses such as phone, supplies, utilities, insurance and other.

The $8.2 million increase for the six months ended June 30, 2007 was due in part to an increase in staff related expense of $3.7 million related to the addition of 32 employees from our 2006 acquisitions.  In addition, rent expense, professional fees and office supplies contributed of $1.1 million, $1.4 million and $0.6 million, respectively, to the increase in G&A expense for the six months ended June 30, 2007 versus the comparable period in the prior year.  The remainder of the increase of $1.4 million was attributable to increases in infrastructure expenses such as phone, supplies, utilities, insurance and other.  As a percentage of revenues, G&A expense decreased from 23.9% to 21.6%, and 23.5% to 22.2%, respectively, for the three and six months ended June 30, 2007, compared to the same periods in 2006 due to increased revenues.

Research and Development (“R&D”) expense

R&D expense primarily consists of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel.  Our R&D efforts have been devoted primarily to new product offerings and incidental enhancements and upgrades to our existing products.  Our capitalized software includes a small percentage of our R&D expense.  Capitalized R&D expense totaled $0.5 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. The remaining R&D expense has been expensed as incurred. We expect R&D expense to increase in the future as we employ more personnel to support enhancements of our solutions and new solutions offerings. However, we expect R&D expense to decrease as a percentage of revenue primarily due to increased efficiencies from our global development center.

R&D expense increased by $2.5 million or 136.7% and $5.3 million or 157.2% for the three and six months ended June 30, 2007, respectively compared to the same period in 2006 to $4.3 million and $8.6 million, respectively.  The $2.5 million and $5.3 million increase in R&D for the three and six months ended June 30, 2007, respectively, was due primarily to the addition of 78 developers hired in connection with our acquisitions in the prior year as well as 27 developers needed to support our broadening and deepening solution suite.  As a percentage of revenues, R&D expense increased from 7.3% to 9.5%, for the three months ended June 30, 2007 and increased from 7.0% to 9.9%, for the six months ended June 30, 2007, compared to the same periods in 2006.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.7 million and $1.4 million or approximately 92.3% and 95.1% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 to $1.5 million and $2.9 million, respectively.  In the future, we expect depreciation and amortization expense to increase due to recent capital purchases.

Income tax expense

Income tax expense on operations increased by $1.9 million and $4.2 million or approximately 152.8% and 289.1% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 to $3.1 million and $5.6 million, respectively.  The increase in expense was due to increased taxable income.

Interest Income

Interest income increased $0.3 million for the three and six months ended June 30, 2007.  The $0.3 million or 43% increase for the three months ended June 30, 2007 is due to and commensurate with the increase in cash and short term investments over the prior year.   The $0.3 million increase for the six months ended June 30, 2007 is also due to an increase in cash and short investments for the six month period ended June 30, 2007 versus the prior period and is net of $0.4 million in interest expense associated with the write-off of a portion of our deferred financing fees from our amended credit facility.

6.  Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our line of credit and the issuance of preferred and common stock. As of June 30, 2007, we had cash and cash equivalents of $29.2 million and short term investments of $79.4 million. In addition, we had $0.3 million in capital equipment leases.

Our cash provided from operations was $12.2 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively.  Cash used in investing activities was $94.1 million and $36.7 million for the six months ended June 30, 2007 and 2006, respectively.  Cash provided by financing activities was $68.1 million for the six months ended June 30, 2007 and 2006.  For the six months ended June 30, 2007 our net decrease in cash and cash equivalents was $13.3 million, resulting primarily from the investment in short term investments, and for the six months ended June 30, 2006 our net increase in cash and cash equivalents was $33.4 million resulting from our net proceeds of $66.5 million from our public offering completed in March 2006.  We expect this positive cash flow to continue in future periods.

On January 18, 2007, we completed a public offering of 3,750,000 shares of our common stock at a price to the public of $31.86 per share.  We also sold an additional 562,500 shares of our common stock to cover over-allotments of shares.  Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $130.5 million.

In January 2007 we repaid the balance of our obligations relating to the term loan portion of the Credit Agreement with the net proceeds from our public offering of common stock in January 2007.

On March 26, 2007, we entered into a First Amendment to Credit Agreement with PNC Bank, N.A.   The Amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25 million to $50 million, including a sublimit of up to $2 million for letters of credit.  The Amendment provides that the Credit Agreement will terminate, and all borrowings will become due and payable, on March 26, 2010.

Operating Activities

Net cash provided by operating activities was $12.2 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively.  Net cash provided by operating activities for the six months ended June 30, 2007 primarily resulted from net income of approximately $10.5 million, non-cash charges to net income of $5.4 million and net changes in working capital of $1.2 million, partially offset by an increase in accounts and unbilled receivables of $1.8 million, deferred tax benefit of $1.9 million, and a $1.3 million reduction for excess tax benefits from share based arrangements.  Net cash provided by operating activities for the six months ended June 30, 2006 primarily resulted from net income of approximately $6.6 million, non-cash charges to net income of $2.8 million and net changes in working capital of $0.3 million partially offset by an increase in accounts and unbilled receivables of $5.2 million, an increase in deferred taxes of $1.4 million, and a $0.8 million reduction for excess tax benefits from share based arrangements.

Investing Activities

Net cash used in investing activities was $94.1 million and $36.7 million for the six months ended June 30, 2007 and 2006, respectively.  Cash flows from investing activities for the six months ended June 30, 2007 and 2006 consisted of the following:

	Six months June 30,
	2007	2006
	(In millions)
	(Unaudited)
Webhire acquisition	—	$32.0
Knowledge Workers		$2.6
Psychometrics acquisition	$0.3	—
Gantz Wiley Research acquisition	$0.6	—
Brassring acquisition	$0.1	—
StraightSource acquisition	$9.0
Purchases of property and equipment	$4.6	$2.1
Purchases of available for sale investments	$79.5
Total Cash flows used in investing activities	$94.1	$36.7

In the future, we expect our capital expenditures to increase as revenues increase and business needs arise.

Financing Activities

Net cash provided by financing activities was $68.1 million for the six months ended June 30, 2007 and 2006.  For the six months ended June 30, 2007, net cash provided by financing activity consisted of net proceeds from our follow-on public offering of $130.5 million, net proceeds from stock option exercises of $1.5 million and excess tax benefits from share-based payment arrangements of $1.3 million, partially offset by the repayment of our credit facility of $65.0 million, capital lease obligations of $0.1 million and deferred financing costs of $0.1 million.   For the six months ended June 30, 2006, net cash provided by financing activity consisted of net proceeds from our follow-on public offering of $66.5 million, net proceeds from stock option exercises of $1.2 million and excess tax benefits from share-based payment arrangements of $0.8 million, partially offset by the repayment of notes payable of $0.1 million, capital lease obligations of $0.2 million and deferred financing costs of $0.1 million.

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

We record out-of-pocket expenses incurred in accordance with EITF issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires that reimbursements received for out-of-pocket expenses be classified as revenue and not as cost reductions. Before the December 15, 2001 effective date of EITF Issue 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs.  These items primarily include travel, meals and certain telecommunication costs. For the six months ended June 30, 2007, reimbursed expenses totaled $1.2 million.

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

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances indicate that the carrying value may not be recoverable. We have reviewed the carrying values of goodwill of each business unit by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill.  Through June 30, 2007, we have not observed any changes to our business units which would lead us to believe that our goodwill or other identified intangibles’ carrying value exceeds their fair values.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. For the six months ended June 30, 2007 our self-insurance accrual totaled $0.4 million. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the six months ended June 30, 2007, approximately 87.2 of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S-generated sales would not have resulted in a material change to our results. As of June 30, 2007, we were not engaged in any foreign currency hedging activities.

The financial position and operating results of our United Kingdom and India operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments was approximately $0.5 million at June 30, 2007, or $0.4 million for the six months ended and is included in accumulated other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

We are involved in claims, which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters.  However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2007, as partial consideration for the Company’s acquisition of all of the outstanding stock of StraightSource, the Company issued 87,235 shares of the Company’s common stock to the former shareholders of StraightSource.  These shares were issued without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and similar exemptions under applicable state laws.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 8, 2007 (the “Annual Meeting”).

At the Annual Meeting, Joseph A. Konen and Richard J. Pinola were each nominated for, and elected by the shareholders to, our Board of Directors (the “Board”).  The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	For	Withheld
Joseph A. Konen	17,201,164	1,750,590
Richard J. Pinola	17,224,234	1,727,520

At the Annual Meeting, Rebecca J. Maddox was re-elected to our Board.  The number of votes cast for, and withheld with respect to  her re-election is set forth below:

	For	Withheld
Rebecca J. Maddox	18,206,604	745,150

Jospeh A. Konen, Richard J. Pinola and Rebecca J. Maddox will serve on our Board along with Barry M. Abelson, Nooruddin S. Karsan, John A. Nies, Troy A. Kanter and Renee B. Booth, each of whose terms continued after the Annual Meeting.

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

August 9, 2007
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