Form 10-Q
period 2007-09-30
KENEXA CORP
filed 2007-11-09
CIK 1114714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

On November 5, 2007, 25,459,220 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries

FORM 10-Q

Quarter Ended September 30, 2007

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

Kenexa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current Assets
Cash and Cash equivalents	$32,141	$42,502
Short term investments	81,648	—
Accounts receivable, net of allowance of doubtful accounts of $1,110 and $975	32,422	31,493
Unbilled receivables	4,173	1,005
Deferred income taxes	11,139	8,093
Income tax receivable	201	—
Prepaid expenses and other current assets	3,734	3,578

Total Current Assets	165,458	86,671
Property and equipment, net of accumulated depreciation	13,232	8,469
Software, net of accumulated amortization	1,413	2,122
Goodwill	155,781	148,371
Intangible assets, net of accumulated amortization	10,426	4,570
Deferred income taxes, non-current	—	1,430
Deferred financing costs, net of accumulated amortization	738	1,295
Other assets	16,710	14,531

Total assets	363,758	267,459

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$6,915	$5,672
Line of credit	—	20,000
Notes payable, current	78	138
Commissions payable	1,217	1,674
Accrued compensation and benefits	7,576	9,878
Other accrued liabilities	6,560	6,086
Deferred revenue	33,259	31,251
Capital lease obligations	145	229

Total current liabilities	55,750	74,928
Term loan	—	45,000
Capital lease obligations, less current portion	68	145
Notes payable, less current portion	80	111
Deferred income taxes	2,098	—
Other liabilities	—	114

Total liabilities	57,996	120,298

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding		—
Common stock, par value $0.01; 100,000,000 shares authorized; 25,458,320 and 20,897,777 shares issued and outstanding, respectively	255	209
Additional paid-in-capital	316,548	176,345
Accumulated other comprehensive income	863	96
Accumulated deficit	(11,904)	(29,489)

Total shareholders’ equity	305,762	147,161

Total liabilities and shareholders’ equity	$363,758	$267,459

See Notes to consolidated Financial Statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Subscription	$38,233	$23,185	$109,929	$60,725
Other	8,564	4,827	24,249	15,010

Total Revenues	46,797	28,012	134,178	75,735
Cost of revenue	13,705	8,392	37,737	21,419

Gross profit	33,092	19,620	96,441	54,316
Operating expenses:
Sales and marketing	8,816	5,991	26,140	17,436
General and administrative	9,625	5,771	29,063	16,972
Research and development	4,717	2,218	13,337	5,570
Depreciation and amortization	2,269	872	5,175	2,362

Total operating expenses	25,427	14,852	73,715	42,340

Income from operations	7,665	4,768	22,726	11,976
Interest income, net	1,072	764	2,169	1,566

Income from operations before income taxes	8,737	5,532	24,895	13,542
Income tax expense	1,660	1,373	7,310	2,825

Net income	$7,077	$4,159	$17,585	$10,717

Basic net income per share	$0.28	$0.20	$0.70	$0.55
Weighted average shares used to compute net income per share – basic	25,455,504	20,407,856	24,948,592	19,626,010
Diluted net income per share	$0.27	$0.20	$0.69	$0.53
Weighted average shares used to compute net income per share – diluted	25,846,605	20,922,015	25,362,312	20,183,995

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common stock	Additional paid-in capital	Accumulated (deficit)	Accumulated other comprehensive (loss) income	Deferred compensation	Note receivable on common stock	Total stockholders’ equity	Comprehensive income
Balance, December 31, 2005	$174	$97,140	$(45,382)	$(30)	$(1,040)	$(120)	$50,742	$5,967

Payments received on notes receivable for class A common stock	—	—	—	—	—	120	120	—
Gain on currency translation adjustment	—	—	—	126	—	—	126	126
Reclassification of deferred compensation balance to additional paid-in capital	—	(1,040)	—	—	1,040	—	—	—
Share-based compensation expense	—	3,076	—	—	—	—	3,076	—
Excess tax benefits from share-based payment arrangements	—	2,762	—	—	—	—	2,762	—
Option exercises	4	4,360	—	—	—	—	4,364	—
Conversion of class B, D & E warrants	3	(3)	—	—	—	—	—	—
Public stock offering, net	26	66,255	—	—	—	—	66,281	—
Common Stock Issuance for Gantz Wiley Research Acquisition	2	3,168	—	—	—	—	3,170	—
Common Stock Issuance for Psychometrics Services Ltd. Acquisition	—	627	—	—	—	—	627	—
Net income			15,893				15,893	15,893

Balance, December 31, 2006	$209	$176,345	$(29,489)	$96	$—	$—	$147,161	$16,019

Gain on currency translation adjustment	—	—	—	857	—	—	857	857
Unrealized loss on short term investments	—	—	—	(90)	—	—	(90)	(90)
Share-based compensation expense	—	2,959	—	—	—	—	2,959	—
Excess tax benefits from share-based payment arrangements	—	1,353	—	—	—	—	1,353	—
Option exercises	2	1,554	—	—	—	—	1,556	—
Employee stock purchase plan	—	159	—	—	—	—	159	—
Public stock offering, net	43	130,355	—	—	—	—	130,398	—
Common Stock Issuance for Gantz Wiley earn out	—	650	—	—	—	—	650	—
Common Stock Issuance for Straight Source Acquisition	1	3,173	—	—	—	—	3,174	—
Net income	—	—	17,585	—	—	—	17,585	17,585

Balance, September 30, 2007 (unaudited)	$255	$316,548	$(11,904)	$863	$—	$—	$305,762	$18,352

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$17,585	$10,717
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,175	2,362
Non-cash interest expense	22	72
Share-based compensation expense	2,959	1,946
Excess tax benefits from share-based payment arrangements	(1,353)	(1,149)
Amortization of deferred financing costs	659	79
Bed debt expense	180	(69)
Deferred income taxes	(942)	(1,834)
Changes in assets and liabilities
Accounts and unbilled receivables	(1,273)	(4,548)
Prepaid expenses and other current assets	7	276
Other assets	(372)	(112)
Accounts Payable	403	561
Accrued compensation and other accrued liabilities	(1,368)	1,957
Commissions payable	(457)	249
Deferred revenue	1,888	673
Other liabilities	(112)	(35)

Net cash provided by operating activities	23,001	11,145

Cash flows from investing activities
Purchases of property and equipment	(7,360)	(3,024)
Purchase of available-for-sale securities	(81,737)	—
Acquisitions, net of cash acquired	(11,406)	(36,429)
Cash deposited in escrow for acquisitions	(1,610)	(700)

Net cash used in investing activities	(102,113)	(40,153)

Cash flows from financing activities
Repayments under line of credit	(65,000)	—
Repayments of notes payable	(324)	(44)
Collections of notes receivable		120
Share issuance from Employee Stock Purchase Plan	159	—
Excess tax benefits from share-based payment arrangements	1,353	1,149
Net proceeds from public offering	130,398	66,282
Deferred financing costs	(102)	(128)
Net proceeds from option exercises	1,555	1,762
Repayment of capital lease obligations	(170)	(302)

Net cash provided by financing activities	67,869	68,839

Effect of exchange rate changes on cash and cash equivalents	882	(221)
Net (decrease) increase in cash and cash equivalents	(10,361)	39,610
Cash and cash equivalents at beginning of year	42,502	43,499

Cash and cash equivalents at end of period	$32,141	$83,109

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$740	$401
Income taxes	$3,948	$2,059

Non-cash investing and financing activities
Capital lease obligations	$19	$114
Common stock issuance for acquisition	$3,824	$—

See Notes to consolidated Financial Statements.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited

(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation and its subsidiaries (collectively, the “Company”) commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Between 1994 and 2007, the Company acquired 27 businesses that enable it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

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

Since its initial public offering in June 2005, the Company has completed eight acquisitions and two follow-on offerings, with aggregate net proceeds to the company of approximately $200,000.

2. Summary of Significant Accounting Policies

The accompanying financial statements for the three and nine months ended September 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or eliminated. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ended December 31, 2007 or for any other interim period.

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with internet hosting arrangements. These costs are deferred over the implementation period, typically three to four months, and are expensed ratably over the subscription period, typically one to three years. These amounts aggregated $926 and $985 at September 30, 2007 and December 31, 2006, respectively. The current portion of these deferred costs of $259 and $636 at September 30, 2007 and December 31, 2006, respectively, is included in other current assets and the non-current portion of $667 and $349 at September 30, 2007 and December 31, 2006, respectively, is included in other assets in the accompanying consolidated balance sheets.

Other assets consists primarily of cash held in escrow for acquisitions. These amounts will remain in other assets until the escrow term lapses after which, if there are no claims to the escrow balance, the amounts will be included in goodwill as additional purchase consideration. At September 30, 2007 and December 31, 2006 these amounts were $14,568 and $12,958, respectively.

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

The Company capitalized internal-use software costs for the three and nine months ended September 30, 2007 and the year ended December 31, 2006 of $597, $1,305 and $1,954, respectively. Amortization of capitalized internal-use software costs for the three and nine months ended September 30, 2007 and the year ended December 31, 2006 were $251, $878 and $1,291, respectively.

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

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

The Company records “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as other revenue and not as cost reductions. Before the effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the three and nine months ended September 30, 2007 and 2006, reimbursed expenses totaled $868, $2,361, $495 and $1,087, respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop-loss provisions. The Company estimated the liability based upon management’s judgment and historical experience. At September 30, 2007 and December 31, 2006, self-insurance accruals totaled $428 and $340, respectively. Management continuously reviews the adequacy of the Company’s stop-loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries. The clients are concentrated primarily in the Company’s U.S. market area. At September 30, 2007, there were no clients that represented more than 10% of the net accounts receivable balance. For the nine months ended September 30, 2007 there were no clients that individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100. Certain operating cash accounts may exceed the FDIC limits.

Earnings Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The computation of common stock equivalents excluded options to purchase 557,000 and 494,000 shares of common stock, for the three and nine months ended September 30, 2007, respectively as their effect was antidilutive. Options to purchase shares of comon stock and Restricted Stock Units (“ RSUs”) included in computation of common stock equivalents for the three and nine months ended September 30, 2007 totaled 391,101 and 413,720, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Basic and diluted earnings per share is computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$7,077	$4,159	$17,585	$10,717

Denominator:
Weighted average shares used to compute net income per share – basic	25,455,504	20,407,856	24,948,592	19,626,010
Effect of dilutive stock options and warrants	391,101	514,159	413,720	557,985
Weighted average shares used to compute net income per share – dilutive	25,846,605	20,922,015	25,362,312	20,183,995
Basic net income per share	$0.28	$0.20	$0.70	$0.55
Diluted net income per share	$0.27	$0.20	$0.69	$0.53

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

Recent Accounting Pronouncements

On January 1, 2007, we adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2006 and September 30, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would materially affect our effective tax rate if recognized. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. The amount of interest and penalties for the nine months ended September 30, 2007 was insignificant. Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

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

The application of the provisions of SFAS 123R resulted in a pretax expense of approximately $2,959 for the nine months ended September 30, 2007. Based on the same assumptions used to value our 2006 compensation expense, we estimate our pretax expense associated with our share-based compensation plans will approximate $4,120 in 2007 and $4,175 in 2008.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable and accounts payable at September 30, 2007 and 2006 approximate fair value of these instruments.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

3. Acquisitions

HRC Human Resources Consulting GmbH

On August 20, 2007, the Company acquired all of the outstanding stock of HRC Human Resources Consulting GmbH (“HRC”), a leading consultancy for business-orientated employee surveys, based in Munich, Germany, for a purchase price of approximately $3,757 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $112, was approximately $3,869. In connection with the acquisition, $410 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against HRC under the acquisition agreement. The escrow agreement will remain in place for five years from the acquisition date. Any funds remaining in the escrow account on July 31, 2012 will be distributed to the former stockholders of HRC. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

StraightSource

On June 8, 2007, the Company acquired all of the outstanding stock of Strategic Outsourcing Corporation (“StraightSource”), a provider of recruitment process outsourcing services, based in Dallas, Texas, for a purchase price of approximately $9,000 in cash and $3,174 in stock consideration. The total cost of the acquisition, including legal, accounting, and other professional fees of $40, was approximately $12,214, including acquired intangibles of $7,170, with an approximate life of 5 years. In connection with the acquisition, $1,200 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against StraightSource under the acquisition agreement. The escrow agreement will remain in place for three years from the acquisition date. Any funds remaining in the escrow account on December 7, 2009, except for $250 which shall be held for an additional six months, will be distributed to the former stockholders of StraightSource. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

3. Acquisitions (Continued)

Psychometric Services

On November 20, 2006, the Company acquired all of the outstanding stock of Psychometric Services, Ltd., a provider of user friendly psychometric tests, based in Harrow, United Kingdom, for a purchase price of approximately $7,459 in cash and $627 in stock consideration. The total cost of the acquisition, including legal, accounting, and other professional fees of $308, was approximately $8,394. In connection with the acquisition, $758 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against Psychometrics Services under the acquisition agreement. The escrow agreement will remain in place for one year from the acquisition date, and any funds remaining in the escrow account at the end of the one year period will be distributed to the former stockholders of Psychometric Services Ltd. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

BrassRing

On November 13, 2006, the Company acquired BrassRing, LLC, a provider of talent management solutions, combining innovative technology, consulting, and outsourcing with recruitment expertise to build successful workforces to meet the specific needs of clients, for approximately $114,708 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $3,082, was approximately $117,790. On the date of close, approximately $11,500 or 10% of the aggregate purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against BrassRing under the acquisition agreement. Assuming there are no indemnification claims, this amount will be released to the former stockholders of BrassRing on or about May 13, 2008.

BrassRing’s results of operations were included in the Company’s consolidated financial statements beginning on November 13, 2006.

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and cash equivalents	$10,567
Accounts receivable	6,495
Prepaid expenses and other current assets	1,500
Property & equipment	1,776
Other long-term assets	520
Technology-related assets	368	1.5 years
Contract-related assets	416	5 years
Goodwill	94,364	Indeterminable
Other assets-escrow deposit	11,500
Other intangibles, net	24
Deferred income taxes	3,383	5 years

Less: Liabilities assumed
Accounts payable	3,875
Accrued salary	1,283
Deferred income taxes	21
Deferred revenue	7,445
Deferred rent	499

Total cash purchase price	$117,790

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

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

If the BrassRing acquisition had occurred on January 1, 2006, the unaudited pro forma results of operations for the three and nine months ended September 30, 2006 would have been:

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Revenue	$37,276	$104,396
Net income	$3,384	$9,070
Net income per share – basic	$0.17	$0.46
Net income per share – diluted	$0.16	$0.45

Gantz Wiley Research

On August 14, 2006, the Company acquired all of the outstanding stock of Gantz Wiley Research, an employee and customer research firm based in Minneapolis, Minnesota, for a purchase price including contingent consideration of approximately $3,302 in cash and $3,820 in stock consideration. The total cost of the acquisition, including estimated legal, accounting, other professional fees of $46, was approximately $7,168. The payment of additional consideration by the Company was based upon the annual revenues of Gantz Wiley Research through December 31, 2006. Based upon the results, contingent consideration of $1,300 was paid in cash and equity during the first quarter of 2007 to the former shareholder of Gantz Wiley Research. The related liability has been reflected in the financial statements at December 31, 2006 and is included in the total cost of the acquisition. In connection with the acquisition, $600 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against Gantz Wiley Research under the acquisition agreement. As of September 30, 2007 the remaining funds held in escrow have not been released. Following the resolution of any outstanding claims the funds remaining in the escrow account will be distributed to the former stockholder of Gantz Wiley Research. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

Knowledge Workers

On April 10, 2006, the Company acquired all of the outstanding stock of Knowledge Workers, Inc., a human capital consulting and technology firm based in Denver, Colorado, for a purchase price of approximately $2,476 in cash. The total cost of the acquisition, including estimated legal, accounting, and other professional fees of $104, was approximately $2,580. In connection with the acquisition, the Company deposited $100 into an escrow account to cover any claims for indemnification made by the Company against Knowledge Workers, Inc. under the acquisition agreement. The escrow agreement will remain in place for two years from the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141, the purchase price and related purchase price allocation

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

3. Acquisitions (Continued)

may be updated to reflect changes such as any additional transaction fees or the valuation of certain assets acquired or liabilities assumed.

Webhire

On January 13, 2006, the Company completed its acquisition of Webhire, Inc. (“Webhire”) for approximately $34,395 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $666, was approximately $35,061. In July 2007, approximately $5,000, or 14.3% of the aggregate purchase price, held in an escrow was released to the former stockholders of Webhire. There were no claims for indemnification made by the Company against Webhire under the acquisition agreement.

Webhire’s results of operations were included in the Company’s consolidated financial statements beginning on January 1, 2006.

4. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
Equipment	$10,911	$8,914
Software	10,364	9,934
Office furniture and fixtures	1,324	1,225
Leasehold improvements	1,549	1,282
Land	708	708
Building construction in progress	2,275	430
Software in development	1,684	237

	28,815	22,730
Less accumulated depreciation and amortization	14,170	12,139

	$14,645	$10,591

Equipment, office furniture and fixtures included capital leases totaling $2,518 and $2,499 at September 30, 2007 and December 31, 2006, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $3,852 and $3,312 for the period ended September 30, 2007 and December 31, 2006, respectively.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
Accrued professional fees	$172	$361
Straight line rent accrual	1,115	1,405
Other taxes payable (non-income tax)	761	666
Income taxes payable	3,640	740
Other liabilities	871	1,614
Contingent purchase price	—	1,300

Total other accrued liabilities	$6,559	$6,086

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

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

The Company’s borrowings under the Credit Agreement bear interest at tiered rates based upon the ratio of Net Funded Debt to Modified EBITDA Ratio as defined in the Credit Agreement. The Company may also elect interest rates on its borrowings calculated by reference to (i) the higher of PNC’s prime rate or the current Federal Funds rate plus  1/2% (the “Base Rate”), or (ii) the Eurodollar rate (the “Eurodollar Rate”), in either case plus a margin based upon the ratio of the Company and its consolidated subsidiaries Net Funded Debt to EBITDA ratio. Interest is payable quarterly for Base Rate loans and at the end of the applicable interest period for Eurodollar Rate loans. Eurodollar Rate advances will be available for periods of 1, 2, 3, 6 or, if available to all lenders under the Credit Agreement, 9 or 12 months. Eurodollar Rate pricing will be adjusted for any statutory reserves.

Repayment of amounts outstanding under certain notes payable and all issued or issuable shares of common and preferred stock are subordinated to the rights of the lender under terms of the Credit Agreement. The Credit Agreement contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with all suchcovenants at September 30, 2007.

7. Commitments and Contingencies

Litigation

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

8. Equity

On January 18, 2007, the Company completed a public offering of 3,750,000 shares of its common stock at a price to the public of $31.86 per share. Net proceeds to the Company aggregated approximately $113,298 after payment of all offering fees and underwriters’ commission and offering expenses of $6,177. On January 24, 2007, the underwriters exercised their over-allotment option under the terms of the underwriting agreement to purchase 562,500 additional shares of common stock. Net proceeds to the Company following the sale of the overallotment shares were $17,100.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Stock Plans

Employee Stock Option Plan

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

As of September 30, 2007, there were options and Restricted Stock Units (“RSUs”) to purchase 1,670,095 shares of common stock outstanding under the 2005 Option Plan. The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan. As of September 30, 2007, there were a total of 2,634,346 shares of common stock not subject to outstanding options and RSUs and available for issuance under the 2005 Option Plan.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2007 and 2006, the fair value of each grant was estimated using the Black-Scholes valuation model. Expected volatility was based upon a weighted average of peer companies, comparable indices, and the Company’s stock volatility. The expected life was determined based upon an average of the contractual life and vesting period of the options. The estimated forfeiture rate was based upon an analysis of historical data. The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant. The following table provides the assumptions used in determining the fair value of the share-based awards for the quarters ended September 30, 2007, June 30, 2007 and March 31, 2007 and the year ended December 31, 2006, respectively.

	September 30, 2007	June 30, 2007	March 31, 2007	Year ended December 31, 2006
Expected volatility	48.41%	47.26%	47.70%	39.50 – 41.98%
Expected dividends	0	0	0	0
Expected term (in years)	4	4-5	4	4-5
Risk-free rate	4.11	4.60	4.46	4.60 – 5.13%

A summary of the status of the Company’s stock options and RSUs as of September 30, 2007 and December 31, 2006 and changes during the period then ended is as follows:

	Options & RSUs Outstanding			Options Exercisable
	Shares available for grant	Shares	Wtd. avg. exercise price	Shares	Wtd. avg. exercise price
Balance at December 31, 2005	3,265,859	1,562,181	$11.74	638,781	$12.08
Granted	(316,333)	316,333	$25.24	—	—
Exercised	—	(387,986)	$11.25	—	—
Forfeited or expired	188,520	(188,520)	$15.47	—	—

Balance at December 31, 2006	3,138,046	1,302,008	$14.63	321,208	$14.26

Granted – Options	(531,400)	531,400	$35.49	—	—
Granted – RSU	(16,200)	16,200	$0.00	—	—
Exercised	—	(135,613)	$11.47	—	—
Forfeited or expired	43,900	(43,900)	$26.01	—	—

Balance at September 30, 2007	2,634,346	1,670,095	$21.08	242,395	$14.91

The total intrinsic value of options outstanding, exercisable and exercised as of and for the period ended September 30, 2007 was $18,292, $3,883 and $3,412, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2007 and the year ended December 31, 2006 was $15.06 and $11.05, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Stock Plans (Continued)

A summary of the status of the Company’s nonvested share options and RSUs, as of December 31, 2006 and for the period ended September 30, 2007 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2005	923,400	$8.10
Granted	316,333	$11.05
Vested	(76,333)	$15.31
Forfeited or expired	(182,600)	$7.23

Nonvested at December 31, 2006	980,800	$8.65

Granted options	531,400	$15.06
Granted RSU	16,200	$31.46
Vested	(56,800)	$13.26
Forfeited or expired	(43,900)	$10.90

Nonvested at September 30, 2007	1,427,700	$10.68

Between January 1, 2007 and September 30, 2007, the Company granted options to certain employees to purchase an aggregate of 531,400 shares of the Company’s common stock at a weighted exercise price of $35.49 per share. The Company granted the options at prevailing market prices ranging from $31.46 to $36.87 per share.

On August 14, 2007, the Company granted to each non-employee member of the Board of Directors 2,700 Restricted Stock Units, or an aggregate of 16,200 Restricted Stock Units, which will remain unvested until the date immediately preceding the Company’s 2008 annual meeting of shareholders, provided that such non-employee director has maintained continuous service on the Board of Directors through such date. The grant date fair value of these RSUs was $31.46.

Between January 1, 2006 and December 31, 2006, the Company granted options to certain employees to purchase an aggregate of 316,333 shares of the Company’s common stock at a weighted exercise price of $25.24 per share. The Company granted the options at prevailing market prices ranging from $21.10 to $32.69 per share.

As of September 30, 2007, there was $9,749 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Option Plan and the 2000 Option Plan. That cost is expected to be recognized over a weighted-average period of 3 years.

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

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of revenue	$91	$138	$307	$378
Sales and marketing	326	195	777	536
General and administrative	578	225	1,599	915
Research and development	180	47	276	117

Pre-tax share-based compensation expense	1,175	605	2,959	1,946
Income tax benefit	438	223	1,085	734

Share-based compensation expense, net	$737	$382	$1,874	$1,212

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Stock Plans (Continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved May 2006, enables substantially all of the Company’s U.S. and foreign employees to purchase shares of our common stock at a discounted offering price. The offering price is 95% of the closing market price of our common stock on the NASDAQ National Market, LLC on the offering date. 500,000 shares of common stock are available to our employees for purchase under the Plan. The Plan is not considered a compensatory plan in accordance with SFAS 123(R) and requires no compensation expense to be recognized. 5,195 shares of our common stock were purchased under the employee stock purchase plan during the nine months ended September 30, 2007.

10. Related Party

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the three and nine months ended September 30, 2007 and 2006, the Company paid Pepper Hamilton LLP, net of insurance coverage, $50 and $1,335, $92 and $1,446, respectively, for general legal matters. The amount payable to Pepper Hamilton as of September 30, 2007 was $120.

11. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate. The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings in subsidiaries outside the U.S. in jurisdictions where the effective rate is lower than in the U.S. Included in tax expense for the three and nine months ended September 30, 2007 are research and development tax credits totaling approximately $822, for research and development activities performed from 2003 to 2005.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As of January 1, 2007 unrecognized tax benefits totaled $234 which was recorded as a purchase price adjustment and an increase to goodwill. As a result of the implementation of FIN 48, our tax liabilities increased $14 which was expensed to tax expense for nine months ended September 30, 2007.

We recognize interest and penalties related to our tax liabilities as other income tax expense. Our January 1, 2007, tax liabilities include $89 of interest related to the adoption of FIN 48.

It is not expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect any change to have a significant impact on the results of operations or financial position of the Company.

12. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three and nine months ended September 30, 2007.

	Revenue for the three months ended September 30, 2007	Revenue as a percentage of total revenue	Revenue for the nine months ended September 30, 2007	Revenue as a percentage of total revenue
United States	$41,796	89.3%	$117,545	87.6%
United Kingdom	2,088	4.5%	6,925	5.2%
Germany	704	1.5%	876	0.6%
The Netherlands	479	1.0%	1,669	1.2%
Other European Countries	1,029	2.2%	4,126	3.1%
Other	701	1.5%	3,037	2.3%

Total	$46,797	100.0%	$134,178	100.0%

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Geographic Information (Continued)

The following table summarizes the distribution of assets by geographic region for the period ended September 30, 2007.

Country	Assets as of September 30, 2007	Assets as a percentage of total assets
United States	$325,229	89.4%
United Kingdom	$16,355	4.5%
India	$11,558	3.2%
Germany	$7,535	2.1%
Other	$3,081	0.8%

Total	$363,758	100.0%

13. Subsequent Events

On November 8, 2007, the Company’s board of directors authorized a stock repurchase plan providing for the repurchase of up to two million shares of the Company’s common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require the company to repurchase any specific number of shares, and the company may terminate the repurchase program at any time.

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

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the nine months ended September 30, 2007 and 2006, revenue from these subscriptions comprised approximately 81.9% and 80.2% respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. As a result, since 1999 discrete professional services have represented a consistently decreasing percentage of our revenue. We expect that trend to continue.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of June 30, 2007, we had a client base of approximately 3,000 companies, including approximately 174 companies on the Fortune 500 list. Our client base includes companies that we billed for services during the year ended December 31, 2006 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $70.8 million, or 53.94%, of our total revenue for the nine months ended September 30, 2007.

2. Recent Events

On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to two million shares of our common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time.

On August 20, 2007, we acquired HRC Human Resources Consulting GmbH (“HRC”), a leading consultancy for business-orientated employee surveys, based in Munich, Germany, for a purchase price of approximately $3.8 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.1 million, was approximately $3.9 million. The acquisition of HRC provides us with a presence in Germany and enhances our expansion in European countries.

On June 8, 2007, we acquired StraightSource, a provider of recruitment process outsourcing services, based in Dallas, Texas, for a purchase price of approximately $9.0 million in cash and $3.2 million in stock consideration. The total cost of the acquisition was approximately $12.2 million. We expect that the acquisition of StraightSource will provide additional efficiency to our exempt and non-exempt recruitment offering and expand our distribution capabilities in the Southwest market.

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

On January 18, 2007, we completed a public offering of 3,750,000 shares of our common stock at a price to the public of $31.86 per share. We also sold an additional 562,500 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $130.4 million. We repaid all of the outstanding borrowings under our credit facility with a portion of the net proceeds from the offering.

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

On November 13, 2006, we acquired BrassRing, a provider of talent management solutions, for approximately $114.7 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $3.1 million, was approximately $117.8 million. The strategic rationale for acquiring BrassRing included expansion of opportunities with large, global customers, expansion of global infrastructure and product capabilities, and creation of cross-marketing opportunities with our existing suite of products and services. Additionally, managements industry expertise and experience were also important factors for the acquisition of BrassRing.

On August 14, 2006, we acquired Gantz-Wiley Research, an employee and customer survey data analysis firm based in Minneapolis, Minnesota, for a purchase price including contingent consideration of approximately $3.3 million in cash and $3.8 million in stock consideration. The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $7.2 million. In addition, the payment of $1.3 million in cash and equity during the first quarter of 2007 to the former shareholder of Gantz-Wiley of additional consideration by the Company was based upon the annual revenues of Gantz-Wiley Research through December 31, 2006. The $1.3 million liability is reflected in the financial statements at December 31, 2006.

On April 10, 2006, we acquired Knowledge Workers Inc., a human capital consulting and technology firm based in Denver Colorado, for approximately $2.5 million in cash. The total cost of the acquisition, including estimated legal, accounting, and other professional fess of $0.1 million, was approximately $2.6 million.

On January 13, 2006, we acquired Webhire for approximately $34.4 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.7 million, was approximately $35.1 million. In July 2007, approximately $5.0 million, or 14.3% of the aggregate purchase price, held in an escrow was released to the former stockholders of Webhire. There were no claims for indemnification made by the Company against Webhire under the acquisition agreement. Webhire’s results of operations were included in the Company’s consolidated financial statements beginning on January 1, 2006.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will maintain our renewal rate of approximately 90.0% of the aggregate contract value up for renewal for 2007 and 2008. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As the subscription component of our revenue has grown and clients’ willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown at a higher rate than our revenue. As of September 30, 2007, deferred revenue increased to $33.3 million from $31.3 million at December 31, 2006. We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

A small portion of our clients purchase discrete professional services. These services primarily consist of consulting and training services. In addition, we recognize a small amount of revenue from sales of perpetual software licenses. The revenue from these services and licenses is recognized differently depending on the type of service or license provided as described in greater detail below under “Critical Accounting Policies and Estimates.

We generate a majority of our revenue from within the United States. Approximately 89.3% and 87.6% of our total revenue was derived from sales in the United States for the three and nine months ended September 30, 2007, respectively. Revenue generated from clients in Germany, The Netherlands and the United Kingdom for the three and nine months ended September 30, 2007 aggregated to approximately 7.0%. Revenue from other clients amounted to 3.7% and 5.4% for the three and nine months ended September 30, 2007.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenue	$46,797	$28,012	$134,178	$75,735
Subscription revenue as a percentage of total revenue	81.7%	82.8%	81.9%	80.2%
Income from operations	$7,665	$4,768	$22,726	$11,976

Net cash provided by operating activities	10,811	8,818	$23,001	$11,145

			As of September 30,
			2007	2006
			(unaudited)	(unaudited)
Deferred revenue			$33,259	$18,759

The following is a discussion of significant terms used in the tables above.

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statement of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provide us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. We expect that the percentage of subscription revenue will be in the range of 78-82% of our total revenues through at least 2007.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown, in thousands:

	For the year ended December 31,	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007	2006
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$12,588	$32,007	$17,078	$31,251	$12,558
Total invoiced subscriptions during period	95,087	39,392	24,681	111,817	61,428
Deferred revenue from acquisitions	14,046	93	185	120	5,498
Subscription revenue recognized during period	(90,470)	(38,233)	(23,185)	(109,929)	(60,725)

Deferred revenue at end of period	$31,251	$33,259	$18,759	$33,259	$18,759

5. Results of Operations

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription revenue	$38,233	81.7%	$23,185	82.8%	$109,929	81.9%	$60,725	80.2%
Other revenue	8,564	18.3%	4,827	17.2%	24,249	18.1%	15,010	19.8%

Total revenue	46,797	100.0%	28,012	100.0%	134,178	100.0%	75,735	100.0%
Cost of revenue	13,705	29.3%	8,392	30.0%	37,737	28.1%	21,419	28.3%

Gross profit	33,092	70.7%	19,620	70.0%	96,441	71.9%	54,316	71.7%

Operating expenses:
Sales and marketing	8,816	18.8%	5,991	21.4%	26,140	19.5%	17,436	23.0%
General and administrative	9,625	20.6%	5,771	20.6%	29,063	21.7%	16,972	22.4%
Research and development	4,717	10.1%	2,218	7.9%	13,337	9.9%	5,570	7.4%
Depreciation and amortization	2,269	4.8%	872	3.1%	5,175	3.9%	2,362	3.1%

Total operating expenses	25,427	54.3%	14,852	53.0%	73,715	54.9%	42,340	55.9%

Income from operations	7,665	16.4%	4,768	17.0%	22,726	16.9%	11,976	15.8%
Interest income, net	1,072	2.3%	764	2.7%	2,169	1.6%	1,566	2.1%

Income from operations before income taxes	8,737	18.7%	5,532	19.7%	24,895	18.6%	13,542	17.9%
Income tax expense	1,660	3.5%	1,373	4.9%	7,310	5.4%	2,825	3.7%

Net income	$7,077	15.1%	$4,159	14.8%	$17,585	13.1%	$10,717	14.2%

Revenues

Total revenue increased $18.8 million or 67.1% and $58.4 million or 77.2% during the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 to $46.8 million and $134.2 million, respectively. Our subscription revenue increased by $15.0 million or 64.9% and $49.2 million or 81.0% during the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 to $38.2 million and $109.9 million, respectively. Subscription revenue represented approximately 82.0% of our revenues for three and nine months ended September 30, 2007. The increase in revenues is attributable primarily to an increase in sales volumes of our talent management solutions and the continued acceptance of our on-demand model. The acquisitions of HRC, StraightSource, BrassRing, Gantz-Wiley, PSL and Knowledge Workers comprised approximately 64% of the increase in our total revenue for the three and nine months ended September 30, 2007, respectively. Our other revenue increased by $3.7 million or 77.4% and $9.2 million or 61.6% to $8.6 million and $24.3 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The year- to-date increase was primarily due to an increase in demand for our consulting services resulting from an increase in our subscription-based revenues. For the remainder of the year, we expect subscription based and other revenue to increase from the prior year due to customer acquisitions and additional sales to existing customers as well as the impact of our recent acquisitions.

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

Cost of revenue increased by $5.3 million or 63.3% and $16.3 million or 76.2% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 to $13.7 million and $37.7 million, respectively. As a percentage of revenue, cost of revenue decreased by 1.0% to 29.2% for the three months ended September 30, 2007, compared to the same periods in 2006, and was relatively the same for the nine months ended September 30, 2007 and the prior year at approximately 28%. The addition of 165 employees as a result of our recent acquisitions contributed approximately $3.2 million and $10.4 million to the cost of revenue increase for the three and nine months ended September 30, 2007 respectively versus the prior year. Additionally, other consulting and external services needed to support our customer’s requirements added approximately $2.1 million and $5.9 million to the increase for the three and nine months ended September 30, 2007, respectively versus the prior year.

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

S&M expense increased $2.8 million or 47.1% and $8.7 million or 50.0% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 to $8.8 million and $26.1 million, respectively. Increased staff related expense including performance bonuses and commissions and bad debt expense contributed approximately $1.8 million and $0.1 million, respectively, to the increase in S&M expense during the quarter ended September 30, 2007 from the prior year. In addition, increased travel and other expense added approximately $0.5 million and $0.4 million to the increase in S&M expense during the quarter ended September 30, 2007 from the prior year. The increase in compensation and travel expense was attributable to the addition of 44 employees hired in connection with our acquisitions in the prior year.

For the nine months ended September 30, 2007, increased staff related expense including performance bonuses and commissions and travel expense contributed of $6.1 million and $1.0 million, respectively, to the increase in S&M expense from the prior year. In addition, bad debt and advertising and fulfillment expense contributed approximately $0.3 million and $0.6 million, respectively to the increase in S&M expense while other expense increased $0.7 million for the nine months ended September 30, 2007 over the comparable period in the prior year. As a percentage of revenues, S&M expense decreased from 21.4% to 18.8%, and 23.0% to 19.5%, respectively, for the three and nine months ended September 30, 2007, compared to the same periods in 2006 due to increased revenues.

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

G&A expense increased by $3.9 million or 66.8% and $12.1 million and 71.2% for the three and nine months ended September 30, 2007, respectively compared to the same period in 2006 to $9.6 million and $29.1 million, respectively. The $3.9 million increase for the quarter ended September 30, 2007 was due primarily to an increase in staff related expenses of $1.0 million related to the addition of 33 employees hired in connection with our acquisitions in the prior year as well as 29 employees needed to support our organic growth. In addition, rent expense, professional fees and office supplies contributed $0.6 million, $0.9 million and $0.2 million, respectively, to the increase in G&A expense for the three months ended September 30, 2007 versus the comparable period in the prior year. The remainder of the increase of $1.2 million was attributable to increases in infrastructure expenses such as phone, supplies, utilities, insurance and other.

The $12.1 million increase for the nine months ended September 30, 2007 was due in part to an increase in staff related expense of $4.8 million related to the addition of 33 employees from our 2006 acquisitions. In addition, rent expense, professional fees and office supplies contributed of $1.7 million, $2.3 million and $0.8 million, respectively, to the increase in G&A expense for the nine months ended September 30, 2007 versus the comparable period in the prior year. The remainder of the increase of $2.5 million was attributable to increases in infrastructure expenses such as phone, supplies, utilities, insurance and other. As a percentage of revenues, G&A expense remained the same at 20.6%, and decreased from 22.4% to 21.5%, respectively, for the three and nine months ended September 30, 2007, compared to the same periods in 2006 due to increased revenues.

Research and Development (“R&D”) expense

R&D expense primarily consists of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel. Our R&D efforts have been devoted primarily to new product offerings and incidental enhancements and upgrades to our existing products. Our capitalized software includes a small percentage of our R&D expense. Capitalized R&D expense totaled $1.1 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively. The remaining R&D expense has been expensed as incurred. We expect R&D expense to increase in the future as we employ more personnel to support enhancements of our solutions and new solutions offerings. However, we expect R&D expense to decrease as a percentage of revenue primarily due to increased efficiencies from our global development center.

R&D expense increased by $2.5 million or 112.6% and $7.8 million or 139.4% for the three and nine months ended September 30, 2007, respectively compared to the same period in 2006 to $4.7 million and $13.3 million, respectively. The $2.5 million and $7.8 million increase in R&D for the three and nine months ended September 30, 2007, respectively, was due primarily to the addition of 105 developers hired in connection with our acquisitions in the prior year as well as 6 developers needed to support our broadening and deepening solution suite. As a percentage of revenues, R&D expense increased from 7.9% to 10.1%, for the three months ended September 30, 2007 and increased from 7.4% to 9.9%, for the nine months ended September 30, 2007, compared to the same periods in 2006.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.4 million and $2.8 million or approximately 160.2% and 119.0% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 to $2.3 million and $5.2 million, respectively. In the future, we expect depreciation and amortization expense to increase due to recent capital purchases.

Income tax expense

Income tax expense on operations increased by $0.3 million and $4.5 million or approximately 20.9% and 158.6% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 to $1.7 million and $7.3 million, respectively. The increase in expense was due to increased taxable income. The increase in tax expense for the three and nine months ended September 30, 2007 was partially offset by non recurring research and development tax credits totaling approximately $0.8 million, for research and development activities performed from 2003 to 2005.

Interest Income

Interest income increased $0.3 million and $0.6 million for the three and nine months ended September 30, 2007, respectively. The $0.3 million or 40.3% increase for the three months ended September 30, 2007 is due to and commensurate with the increase in cash and short term investments over the prior year. The $0.6 million or 38.5% increase for the nine months ended September 30, 2007 is also due to an increase in cash and short investments for the nine month period ended September 30, 2007 versus the prior period and is net of $0.4 million in interest expense associated with the write-off of a portion of our deferred financing fees from our amended credit facility.

6. Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our line of credit and the issuance of preferred and common stock. As of September 30, 2007, we had cash and cash equivalents of $32.1 million and short term investments of $81.6 million. In addition, we had $0.3 million in capital equipment leases.

Our cash provided from operations was $23.0 million and $11.1 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities was $102.1 million and $40.2 million for the nine months ended September 30, 2007 and 2006, respectively. Cash provided by financing activities was $67.9 million and $68.8 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 our net decrease in cash and cash equivalents was $10.4 million, resulting primarily from the investment in short term investments, and for the nine months ended September 30, 2006 our net increase in cash and cash equivalents was $39.6 million resulting from our net proceeds of $66.3 million from our public offering completed in March 2006. We expect this positive cash flow to continue in future periods.

On January 18, 2007, we completed a public offering of 3,750,000 shares of our common stock at a price to the public of $31.86 per share. We also sold an additional 562,500 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $130.4 million.

We used approximately $49 million of the net proceeds from our public offering of common stock in January 2007 to repay the balance of our obligations relating to the term loan portion of the Credit Agreement with PNC Bank, N.A

On March 26, 2007, we entered into a First Amendment to Credit Agreement with PNC Bank, N.A. The Amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25 million to $50 million, including a sublimit of up to $2 million for letters of credit. The Amendment provides that the Credit Agreement will terminate, and all borrowings will become due and payable, on March 26, 2010.

Operating Activities

Net cash provided by operating activities was $23.0 million and $11.1 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash provided by operating activities for the nine months ended September 30, 2007 primarily resulted from net income of approximately $17.6 million, non-cash charges to net income of $9.0 million and an increase in deferred revenues of $1.9 million, partially offset by an increase in accounts and unbilled receivables of $1.3 million, net changes in working capital of $2.8 million and a $1.4 million reduction for excess tax benefits from share based arrangements. Net cash provided by operating activities for the nine months ended September 30, 2006 primarily resulted from net income of approximately $10.7 million, non-cash charges to net income of $4.4 million, an increase in deferred revenue of $0.7 million and net changes in working capital of $0.9 million partially offset by an increase in accounts and unbilled receivables of $4.5 million, and a $1.1 million reduction for excess tax benefits from share based arrangements.

Investing Activities

Net cash used in investing activities was $102.1 million and $40.2 million for the nine months ended September 30, 2007 and 2006, respectively. Cash flows from investing activities for the nine months ended September 30, 2007 and 2006 consisted of the following:

	Nine months September 30,
	2007	2006
	(In millions)
	(unaudited)
Webhire acquisition	—	$32.2
Knowledge Workers	—	$2.2
PSL acquisition	$0.3	—
Gantz Wiley Research acquisition	$0.6	$2.7
Brassring acquisition	$0.2	—
StraightSource acquisition	$9.0	—
HRC acquisition	$2.9	—
Purchases of property and equipment	$7.4	$3.0
Purchases of available for sale investments	$81.7	—
Total Cash flows used in investing activities	$102.1	$40.1

In the future, we expect our capital expenditures to increase as revenues increase and business needs arise.

Financing Activities

Net cash provided by financing activities was $67.9 million and $68.8 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, net cash provided by financing activity consisted of net proceeds from our follow-on public offering of $130.4 million, net proceeds from stock option exercises and share issuance from our employee stock purchase plan of $1.7 million and excess tax benefits from share-based payment arrangements of $1.4 million, partially offset by the repayment of our credit facility of $65.0 million, capital lease obligations of $0.2 million, repayments of notes payable of $0.3 million and deferred financing costs of $0.1 million. For the nine months ended September 30, 2006, net cash provided by financing activity consisted of net proceeds from our follow-on public offering of $66.3 million, net proceeds from stock option exercises of $1.8 million and excess tax benefits from share-based payment arrangements of $1.1 million, partially offset by the repayments of capital lease obligations of $0.3 million and deferred financing costs of $0.1 million.

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

On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to two million shares of our common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time.

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

We record out-of-pocket expenses incurred in accordance with EITF issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which requires that reimbursements received for out-of-pocket expenses be classified as revenue and not as cost reductions. Before the December 15, 2001 effective date of EITF Issue 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the nine months ended September 30, 2007, reimbursed expenses totaled $2.4 million.

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

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances indicate that the carrying value may not be recoverable. We have reviewed the carrying values of goodwill of each business unit by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Through September 30, 2007, we have not observed any changes to our business units which would lead us to believe that our goodwill or other identified intangibles’ carrying value exceeds their fair values.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. For the nine months ended September 30, 2007 our self-insurance accrual totaled $0.4 million. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the nine months ended September 30, 2007, approximately 87.6% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S-generated sales would not have resulted in a material change to our results. As of September 30, 2007, we were not engaged in any foreign currency hedging activities.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments were approximately $0.4 million and $0.9 million for the three and nine months ended September 30, 2007, respectively, and is included in accumulated other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

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

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

On November 7, 2007, the Company announced its financial results for the third quarter ended September 30, 2007 and certain other information. A copy of the Company’s press release announcing these financial results and certain other information is attached to this Quarterly Report on Form 10-Q as Exhibit 99.1. The information in this paragraph and Exhibit 99.1 to this Quarterly Report on Form 10-Q is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

On November 7, 2007, the Company’s board of directors approved amendments to the Amended and Restated Articles of Incorporation of the Company (the “Articles”) and Amended and Restated Bylaws of the Company (the “Bylaws”), in each case to specifically allow for the issuance and transfer of uncertificated shares of the Company’s capital stock. The amendments to the Articles and Bylaws became effective upon the filing of the amendments to the Articles with the Pennsylvania Department of State on November 9, 2007. The full text of the Articles, as amended, is filed as Exhibit 3.1 to this Current Report, and new Section D of Article FOURTH thereof, is incorporated herein by reference. The full text of the Bylaws, as amended, is filed as Exhibit 3.2 to this Current Report, and amended Section 5.1 and Section 6.1 thereof, are incorporated herein by reference.

On November 8, 2007, the Company’s board of directors authorized a stock repurchase plan providing for the repurchase of up to two million shares of the Company’s common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require the company to repurchase any specific number of shares, and the company may terminate the repurchase program at any time. A copy of the Company’s press release announcing the stock repurchase plan is attached to this Quarterly Report on Form 10-Q as Exhibit 99.2 The information in this paragraph and Exhibit 99.2 to this Quarterly Report on Form 10-Q is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6: Exhibits

The following exhibits are filed herewith:

3.1	Amended and Restated Articles of Incorporation of Kenexa Corporation, as amended effective November 9, 2007

3.2	Amended and Restated Bylaws of Kenexa Corporation, as amended effective November 9, 2007

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, entitled “Kenexa Announces Financial Results for Third-Quarter 2007,” issued by the Company on November 7, 2007.

99.2	Press Release, entitled “Kenexa Announces Common Stock Repurchase Plan,” issued by the Company on November 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2007

Kenexa Corporation

/s/ NOORUDDIN S. KARSAN
Nooruddin S. Karsan Chairman of the Board and Chief Executive Officer

/s/ DONALD F. VOLK
Donald F. Volk Chief Financial Officer

EXHIBIT INDEX

Exhibit Number and Description

Exhibit 3.1	Amended and Restated Articles of Incorporation of Kenexa Corporation, as amended effective November 9, 2007

Exhibit 3.2	Amended and Restated Bylaws of Kenexa Corporation, as amended effective November 9, 2007

Exhibit 31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, entitled “Kenexa Announces Financial Results for Third-Quarter 2007,” issued by the Company on November 7, 2007.

99.2	Press Release, entitled “Kenexa Announces Common Stock Repurchase Plan,” issued by the Company on November 8, 2007.