Form 10-K
period 2007-12-31
KENEXA CORP
filed 2008-02-29
CIK 1114714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐     Non-accelerated Filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007 was approximately $780,693,802. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National Market on June 30, 2007. For purposes of determining this amount only, Registrant has defined affiliates of the Registrant to include the executive officers and directors of Registrant and holders of more than 10% of the Registrant’s common stock on June 30, 2007.

The number of shares outstanding of the Registrant’s Common Stock, as of February 26, 2008 was 23,374,017.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2008 Annual Meeting of Shareholders	Part III

KENEXA CORPORATION

FORM 10-K

DECEMBER 31, 2007

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

Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any update or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2007, we had a client base of approximately 4,000 companies, including approximately 199 companies on the Fortune 500 list published in April, 2007. Our client base includes companies that we billed for services during the 12 months ended December 31, 2007 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately 53.5%, 61.0% and 70.6% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Our clients typically purchase multi-year subscriptions which provide us with a recurring revenue stream. During each of the years ended December 31, 2007 and 2006, our clients renewed more than 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal during the period.

We derive revenue primarily from two sources, subscription fees for our solutions and fees for discrete professional services. During the years ended December 31, 2007, 2006 and 2005, subscription revenue comprised approximately 81.7%, 80.7% and 77.7%, respectively, of our total revenue.

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

Recent Transactions

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3.0 million shares of our common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time.

On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 2.0 million shares of our common stock, of which 1.5 million shares were repurchased at an aggregate cost of $25.5 million as of December 31, 2007. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of December 31, 2007 the amount of shares available for repurchase under the stock repurchase plan was 0.5 million. Through January 24, 2008, the remaining 0.5 million shares available for repurchase under the stock repurchase plan were repurchased at an aggregate cost of $9.8 million.

On August 20, 2007, we acquired HRC Human Resources Consulting GmbH (“HRC”), a leading consultancy for business-orientated employee surveys, based in Munich, Germany, for a purchase price of approximately $3.8 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.2 million, was approximately $4.0 million. The acquisition of HRC provides us with a presence in Germany and enhances our expansion in European countries.

On June 8, 2007, we acquired Strategic Outsourcing Corporation (“StraightSource”), a provider of recruitment process outsourcing services, based in Richardson, Texas, for a purchase price of approximately $9.0 million in cash and $3.2 million in stock consideration. The total cost of the acquisition was approximately $12.2 million. In addition, our acquisition agreement contained an earnout provision which provided for the payment of additional consideration by the Company based upon the annual revenues of StraightSource through December 31, 2007. Based upon these results, we paid an additional consideration of $2.1 million in cash during the first quarter of 2008 to the former shareholders of StraightSource. The related liability has been reflected in the financial statements at December 31, 2007. We expect that the acquisition of StraightSource will provide additional efficiency to our exempt and non-exempt recruitment offering and expand our distribution capabilities in the Southwest market.

On March 26, 2007, we entered into a First Amendment to the Credit Agreement with PNC Bank. The amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25.0 million to $50.0 million, including a sublimit of up to $2.0 million for letters of credit. The amendment provides that the Credit Agreement will terminate, and all borrowings will become due and payable, on March 26, 2010.

On January 18, 2007, we completed a public offering of 3,750,000 shares of our common stock at a price to the public of $31.86 per share. We also sold an additional 562,500 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $130.4 million. We repaid all of the then outstanding borrowings under our credit facility with a portion of the net proceeds from the offering.

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

Drivers of Demand for Talent Acquisition and Employee Performance Management Applications

According to the Bureau of Economic Analysis, an agency of the U.S. Department of Commerce, the amount spent on U.S. labor in 2007 was approximately $7.9 trillion, or approximately 57% of the total U.S. gross domestic product. We believe that the drivers for human capital are affected by intense competition for qualified employees as a result of the retirement of the baby-boomers, the increasing service component of the U.S. economy and improved economic conditions. According to the U.S. Bureau of Labor Statistics, the unemployment rate in December 2007 of 5.0% which represents an increase of 0.4% from December 2006, still remains low by historical standards.

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

Our experience indicates that, presently, many organizations' talent acquisition functions consist of manual, paper-based processes, ad hoc outsourcing and third-party or custom software applications with limited functionality. As a result, we believe that they suffer from the following shortcomings:

•

Inefficiency. Many organizations rely on manual, paper-based processes and they cannot effectively manage the massive number of candidates presented by today's many recruiting resources, including unsolicited inquiries, internal referrals, career fairs, campus recruiting, Internet job boards and third-party referrals, among many others. As a result, they fail to identify high potential candidates or fail to process those candidates in a timely manner.

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

Similarly, we believe that many organizations have neither automated nor applied best practices to employee performance management. In our experience, most organizations’ employee performance management processes consist of annual performance reviews and informal mentoring programs. We believe that effective employee performance management requires a consistent, systematized process that identifies employee strengths, weaknesses and issues in a timely manner, continually aligns employee goals with the evolving goals of the organization, monitors opportunities for internal advancement and enables management to analyze employee data over time. We believe that the absence of effective employee performance management systems and processes has the following negative implications:

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

•

Cross-sell additional solutions to and further penetrate current clients. During the year ended December 31, 2007, we renewed more than 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal. This renewal rate provides us with a strong base of recurring revenue. We believe that our strong client relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing clients and to achieve greater penetration within an organization. We expect to continue to create innovative programs designed to provide our employees with strong incentives to maximize the value from each of our clients.

•

Continue to leverage our highly efficient development center in India. We established a technology development center in Hyderabad, India in 2003. We currently have approximately 191 developers working in Hyderabad providing us with low-cost, 24 hours a day, 7 days a week development capabilities. Our cost per developer in India is 70% less than our cost per developer in the United States. We have built a development center in Vizag and intend to transfer our developers to Vizag in 2008. We believe this will continue to leverage this asset to deliver technologically advanced solutions to our clients.

•

Expand our global presence and client base. For the year ended December 31, 2007 we have grown to $181.9 million in annual revenue and approximately 4,000 clients. Although our primary focus has been on the U.S. market, our solutions are also well suited to addressing problems faced by organizations outside the United States. In the future, we intend to expand our distribution efforts in Europe, the Middle East and the Asia/Pacific region. Although we have employed a direct sales force in the United States, we intend to expand our international distribution through partnerships. We believe that pursuing a channel strategy enables us to limit the costs associated with international expansion and acknowledges that different geographies present different cultural challenges best addressed by a local sales force.

•

Pursue complementary acquisitions. We have completed 27 acquisitions of businesses since 1994. These acquisitions have helped us to adapt our business to the evolving needs of our clients. We believe that the HCM market is significantly fragmented. Many competing companies have strong technology or vertical market expertise but lack the scale to compete with the industry leaders in the long term. We continue to identify similarly situated companies that we believe could broaden the functionality and strength of our existing solutions.

Our Products and Services

Our Talent Acquisition Solution

Kenexa Applicant Tracking System Products. We have multiple applicant tracking system (ATS) products to meet the recruiting needs of different types of organizations. The following are our ATS products and the markets they serve:

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

•	provides management with both standard and ad hoc reports to facilitate understanding of the status of clients' talent acquisition programs;

•	provides management with individualized HR dashboards that display rich data regarding the status of clients’ talent acquisition programs and access to the most frequently used functions;

•	configures easily to automate a client's talent acquisition model and workflow processes; and

•	integrates easily with clients’ HR information systems such as Oracle (PeopleSoft), SAP, ADP, Siebel Systems and Lawson.

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

Kenexa Prove It!®. The Kenexa Prove It! tool is an automated, easily configurable skills assessment tool that enables our clients to accurately identify qualified candidates. Integrating software with proprietary content, Kenexa Prove It! provides our clients with over 900 skills assessments for clerical, software, call center, industrial, healthcare and technical jobs.

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

Customer Support

We believe that superior customer support is critical to our clients. Our customer support group assists our clients by answering questions and troubleshooting our solutions. Customer support is available 24 hours a day, 7 days a week by telephone and Internet from a member of our customer support team. Members of our customer support team receive comprehensive training and orientation to ensure that our clients receive high-quality support and service. Each of our clients is assigned a single point of contact. When an issue is reported to us, our customer support personnel follow a clearly defined escalation process to ensure that mission-critical issues are resolved to the satisfaction of the client. We believe that our customer service model has materially contributed to our client retention rate. During the year ended December 31, 2007, we renewed more than 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal.

We utilize our talent acquisition and employee performance management solutions to recruit and manage our customer support personnel. We believe that applying these solutions to our customer service department has resulted in a customer support group with superior skills, competencies and aptitude for customer service. As of December 31, 2007, our customer support group consisted of 655 employees. Our main customer support groups reside in the following locations: Hyderabad, India; Waltham, Massachusetts; Richardson, Texas; Wayne, Pennsylvania; Lincoln, Nebraska; London, England and Harrow, England.

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

•

Integration Layer. Our integration tier provides integration with a wide range of third-party tools, job boards and applications, such as Oracle (PeopleSoft), SAP, ADP, Siebel Systems and Lawson, to support the needs of our clients. We are dedicated to the development and promotion of a standard suite of XML specifications to enable e-business and the automation of human resources-related data exchanges. The HR-XML consortium has recognized and certified Kenexa in this regard.

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

We follow a development methodology that we believe allows us to develop projects quickly and then proceed on a predictable, low risk path for high-quality results. We conduct our product development through our global development centers, primarily at our highly efficient facility in India, which we established in 2003. At December 31, 2007 we employed approximately 357 developers of which 191 developers are located in India. Our development process is ISO 9001:2000 certified.

Operations

Our data center in Sterling, Virginia serves as the primary hosting facility for our on-demand solutions. We also have data centers in Massachusetts, Pennsylvania, Nebraska, England, and India. We adhere to industry standards and best practices in our global operations. We also deliver world-class hosted solutions that are highly available, scalable and reliable across our suite of HCM solutions. We offer best-in-industry security to our customers by partnering with CyberTrust to achieve Security Perimeter Certification and Application Certification. We deliver quality service with service level guarantees to clients.

Our Hosting Operations and Security teams include multiple Certified Information Systems Security Professionals, or CISSPs, with training in the latest security and availability threats. Our data centers are continuously and proactively monitored by a comprehensive set of tools and personnel, 24 hours a day, 7 days a week. Our hosted data center has built-in power redundancy from multiple power grids with uninterrupted power supplies backed up by N+1 diesel generators to provide uninterrupted service to our clients. The hosted infrastructure is designed with a focus on quality, reliability, scalability and security.

Clients

As of December 31, 2007, we had a base of approximately 4,000 active clients over a number of industries, including financial services and banking, manufacturing, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including 199 companies on the Fortune 500 list published in April 2007. Our client base includes companies that we billed for services during the year ended December 31, 2007 and does not necessarily indicate an ongoing relationship with each such client. For the year ended December 31, 2007, we provided our talent acquisition and employee performance management solutions on a subscription basis to approximately 3,805 clients, with an average subscription term of two years. Other than a small number of perpetual license sales, the remainder of our clients in 2007 engaged us to provide discrete professional services and may not engage us for future services once a project is completed. No single client accounted for more than 10% of our revenue in the year ended December 31, 2007.

Sales and Marketing

Our target clients are large- and medium-sized organizations with complex talent acquisition and employee performance management needs. We sell our solutions to both new and existing clients primarily through our direct sales force, which is comprised of inside sales, telesales and field sales personnel. As of December 31, 2007, we had 162 sales and marketing representatives. Our marketing strategy focuses on generating qualified sales leads and building our brand. Among various locations we generate sales leads through a combination of the marketing efforts described below and a third-party lead generation service. We have sales offices located in Wayne, Pennsylvania; Philadelphia, Pennsylvania; Lincoln, Nebraska; Waltham, Massachusetts; Minneapolis, Minnesota; Denver, Colorado; San Francisco, California; London, England; Harrow, England; Toronto, Canada; Richardson, Texas; Hyderabad, India; Melbourne, Australia; Munich, Germany; Amsterdam, The Netherlands and Hong Kong, China.

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

Although we rely on patents, copyright, trade secret and trademark law, written agreements and common law, we believe that the following factors are more essential to establishing and maintaining a competitive advantage:

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

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies. We compete with niche point solution vendors, such as Authoria, Inc., iCIMS, Inc., Integrated Performance Systems, Inc., InScope Corporation, PeopleClick, Inc., Kronos, Pilat HR Solutions, Inc., Previsor, Inc., Vurv Technology Inc., SHL Group plc, SuccessFactors, Inc., and Taleo Corporation, that offer products that compete with one or more applications in our suite of solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning software with much greater resources, such as Oracle Corporation (PeopleSoft), SAP AG, Siebel Systems, Inc. and Lawson, Inc. To a lesser extent, we compete with vendors of employment process outsourcing services and survey services such as Accolo, Inc., The Gallup Organization, Hyrian, LLC and Recruitment Enhancement Services.

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

Employees

As of December 31, 2007, we had 1,373 employees, consisting of 162 employees in sales and marketing, 357 employees in development, 655 employees in delivery of our solutions and 199 employees in general and administrative positions. None of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced any interruptions of our operations as a result of labor disagreements.

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

We expect to continue to derive a significant portion of our revenue from renewals of subscriptions for our talent acquisition and employee performance management solutions. During the year ended December 31, 2007, our clients renewed more than 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal. If our clients terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms to us or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained.

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

To increase our revenue, we must continually add new clients and sell additional solutions to existing clients. If our existing and prospective clients do not perceive our solutions to be of sufficiently high value and quality, we may not be able to attract new clients or to increase sales to existing clients. Our ability to attract new clients and to sell new solutions to existing clients will depend in large part on the success of our sales and marketing efforts. However, our existing and prospective clients may not be familiar with some of our solutions, or may have traditionally used other products and services for some of their talent acquisition and employee performance management requirements. Our existing and prospective clients may develop their own solutions to address their talent acquisition and employee performance management requirements, purchase competitive product offerings or engage third-party providers of outsourced talent acquisition and employee performance management services. Additionally, some clients may require that we license our software to them on a perpetual basis or that we allow them the contractual right to convert from a term license to a perpetual license during the contract term, which may reduce recurring revenue from these clients.

If we are unable to compete effectively with companies offering enterprise talent acquisition and employee performance management solutions, our revenue may decline.

We may not have the resources or expertise to compete successfully in the future. If we are unable to successfully compete, we could lose existing clients, fail to attract new clients and our revenue would decline. The talent acquisition and employee performance management solutions markets are rapidly evolving and highly competitive, and we expect competition in these markets to persist and intensify. Barriers to entry into our industry are low, new software products are frequently introduced and existing products are continually enhanced. We compete with niche point solution vendors such as Authoria, Inc., iCIMS, Inc., Integrated Performance Systems, Inc., InScope Corporation, Kronos Incorporated, PeopleClick, Inc., Pilat HR Solutions, Inc., Previsor, Inc., SHL Group plc, SuccessFactors, Inc., Taleo Corporation and Vurv Technology, Inc. that offer products that compete with one or more applications contained in our solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning, or

ERP, software with much greater resources, such as Oracle Corporation (PeopleSoft), SAP AG and Lawson, Inc. To a lesser extent, we compete with vendors of employment process outsourcing services and survey services such as Accolo, Inc., The Gallup Organization, Hyrian, LLC and Recruitment Enhancement Services. In addition, many organizations have developed or may develop internal solutions to address enterprise talent acquisition and employee performance management requirements that may be competitive with our solutions.

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

For the years ended December 31, 2007, 2006 and 2005, we derived approximately 81.7%, 80.7% and 77.7%, respectively, of our total revenue, from the sale of subscriptions for our solutions and expect that a significant portion of our revenue for the foreseeable future will be derived from those subscriptions. We recognize the associated revenue ratably over the term of the subscription agreement, which is typically between one and three years. As a result, a significant portion of the revenue that we report in each quarter reflects the recognition of deferred revenue from subscription agreements entered into during previous periods. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, making our results less indicative of our future prospects.

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

We provide our service through computer hardware and software that is currently located in a Web hosting facility from Qwest in Sterling, VA that we manage. All Web hosting facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. These facilities are also subject to break-ins, sabotage, intentional acts of terrorism, vandalism and similar misconduct. Despite precautions that we take at these facilities, the occurrence of a natural disaster, act of terrorism or other unanticipated problem at any of these facilities could result in lengthy interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable or if our Disaster Recovery Plan (DRP) fails to provide adequate disaster recovery capabilities.

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

As a part of our future business strategy, we intend to increase our international sales efforts in Canada, Europe and Asia. We currently maintain international sales offices in Toronto, Canada; London, England; Harrow, England; Hyderabad, India; Munich, Germany; Hong Kong, China; Amsterdam, The Netherlands; Melbourne, Australia; Singapore and Taipei, Taiwan. We recently opened an additional sales office in Vizag, India. We may not be successful in these efforts. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, we will depend on third parties to market our solutions through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on the ability of our software to properly filter foreign languages. We must also adopt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally.

In addition, a portion of our international sales are denominated in foreign currencies, and we incur operating expenses in Indian rupees, British pounds and Canadian dollars. We expect our exposure to foreign exchange gains and losses to increase in the future.

We may be unsuccessful in transitioning to a new development center in Vizag, India.

We have constructed a facility in Vizag, India that will serve as the center of our development activities in India, which are presently located in facilities that we lease in Hyderabad, India. We intend to move the majority of our developers from our existing offices in Hyderabad, India to our new facility in Vizag, India. We cannot assure you that the transition of development activities from the existing facility to the new facility will be successful. Some of our existing developers may not desire to make such a move and as a result may terminate their employment with us. We may not be successful in hiring new developers at the facility in Vizag. In addition, Vizag, India may not have all the necessary infrastructure capabilities that we require to operate our development center. Accordingly, we may experience network, telecommunications and other infrastructure disruptions in connection with our move to the new facility and we may experience problems hiring or retaining qualified employees or third party service providers that are needed for the successful operation of our development center. In addition, such a move will result in added expense. Such a move may disrupt our business operations. If a substantial number of our existing employees do not continue their employment with us upon the opening of the new facility or if the location of the new facility does not have appropriate infrastructure capabilities to meet our business needs, our business may be harmed and our results of operation may suffer.

If the unemployment rate increases materially, our business may be harmed.

To the extent that the unemployment rate increases materially, our existing and potential clients may no longer consider improvement of their talent acquisition and employee performance management systems a necessity, which could have a material adverse effect on our business, results of operations and financial condition. Demand for our solutions depends in part on our clients’ ability to hire their employees. According to the U.S. Bureau of Labor Statistics, the U.S. unemployment rate in December 2007 was 5.0%, which is low by historical standards.

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

We have three issued patents, and additionally we have four pending patent applications. There is no guarantee that the U.S. Patent and Trademark Office will grant these patents, or do so in a manner that gives us the protection that we seek. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Existing intellectual property laws only afford limited protection.

To the extent that we expand our international activities, our exposure to unauthorized copying and use of our software and proprietary information may increase. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries in which we operate. Further, the laws of some countries, and in particular India, where we develop much of our intellectual property, do not protect proprietary rights to the same extent as the laws of the United States. For example, companies seeking to enforce proprietary rights in India can experience substantial delays in prosecuting trademarks and in opposition proceedings. In the event that we are unable to protect our intellectual property rights, especially those rights that we develop in India, our business would be materially and adversely affected.

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

We have grown significantly in recent years, and our management remains concentrated in a small number of executive officers, most of whom have been employed with us for at least five years. Our future success will depend to a significant extent on the continued service of these executive officers, namely Nooruddin S. Karsan, Troy A. Kanter, Donald F. Volk, Sarah M. Teten, and Archie L. Jones, Jr. as well as our other key employees, software engineers and senior technical and sales personnel. We have not entered into employment agreements with any of our employees. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our business, financial condition and results of operations. Competition for qualified personnel in the software industry is intense, and we compete for these personnel with other software companies that have greater financial and other resources than we do. If we lose the services of one or more of our executive officers or other key personnel, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for key personnel could also divert management’s time and attention and result in increased operating expenses.

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

We are currently experiencing a period of rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational, technical and financial infrastructure. In particular, continued rapid growth will require us to invest significant resources in additional infrastructure and to hire additional personnel. We increased our employee base from 393 employees on December 31, 2003 to 522 employees on December 31, 2004, 693 employees on December 31, 2005, 1,220 employees on December 31, 2006 and 1,373 employees on December 31, 2007, including 134 and 25 employees that we acquired as a part of our acquisitions of Strategic Outsourcing Corporation in June 2007 and HRC Human Resources Consulting GmbH in August 2007, respectively. To manage our growth, we will need to continue to improve our operational, financial and management processes and controls and reporting systems and procedures. This effort may require us to make significant capital expenditures or to incur significant expenses, and may divert the attention of our personnel from our core business operations, any of which may adversely affect our financial performance. If we fail to successfully manage our growth, our business, operating results and financial condition will be adversely affected.

Evolving European Union regulations related to confidentiality of personal data may adversely affect our business.

In order to provide our solutions to our clients, we rely in part on our ability to access our clients’ employee data. The European Union and other jurisdictions have adopted various data protection regulations related to the confidentiality of personal data. To date, these regulations have not restricted our business as we have qualified for a safe harbor available for U.S. companies that collect personal data from areas under the jurisdiction of the European Union. To the extent that these regulations are modified in such a manner that our safe harbor no longer applies, our ability to conduct business in the European Union may be adversely affected.

Any impairment in the value of our goodwill will result in an accounting charge against our earnings, which could negatively impact our stock price.

As of December 31, 2007, we had $173.5 million of goodwill, representing approximately 50% of our total assets as of such date. As a result of acquisitions that we may complete in the future, we may be required to record additional goodwill. In accordance with U.S. generally accepted accounting principles, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment. If we determine significant impairment of our goodwill as a result of any of those tests, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.

As Internet commerce continues to evolve, increasing regulation by federal, state and/or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our business model. For example, we believe that increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our clients’ ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our clients via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

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

Certain provisions of our articles of incorporation and applicable provisions of the Pennsylvania Business Corporation Law may make it more difficult for a third party to, or prevent a third party from, acquiring control of us or effecting a change in our board of directors and management. These provisions include:

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

Our board of directors have approved a share repurchase program, which may restrict our funds available for other actions and negatively affect the market price of our securities.

In November 2007, our board of directors authorized a stock repurchase plan providing for the repurchase, from time to time, of up to 2.0 million shares of our common stock. We completed the repurchase plan in January 2008 and repurchased all 2.0 million shares authorized by our board of directors at an average price per share of $17.75.

In February 2008, our board of directors approved a stock repurchase program authorizing, from time to time, the repurchase of up to 3.0 million shares of our common stock on the NASDAQ National Market. The share repurchases may not have the effects anticipated by our board of directors and may instead harm the market price of our securities. The full implementation of this repurchase plan would use a significant portion of our cash reserves, and this use of cash could limit our future flexibility to complete acquisition transactions or fund other growth opportunities. In addition, the share repurchases are subject to regulatory requirements. We may become subject to lawsuits regarding the use of our cash for share repurchases or for the failure to follow applicable regulatory requirements in connection with our share repurchase program. Our repurchase plan will also likely result in an increase in the share percentage ownership of our existing shareholders, and such increase may trigger disclosure or other regulatory requirements for our larger shareholders. As a result, certain shareholders may liquidate a portion of their holdings. In addition, our repurchase plan may decrease our public float as shares are repurchased by us on the open market pursuant to the plan and may have a negative effect on our trading volume. Such outcomes may have a negative impact on the liquidity of our common stock, the market price of our common stock and could make it easier for others to acquire a larger percentage of our voting securities.

The market price of our common stock may be particularly volatile, and our shareholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Recently, from August 8, 2007 to February 20, 2008, our common stock has been particularly volatile as the price of our common stock has ranged from a high of $42.44 to a low of $16.07. In the past several years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of software companies in general, and HR software companies in particular;

•	actual or anticipated changes in our earnings or fluctuations in our operating results;

•	general economic conditions and trends;

•	major catastrophic events;

•	the timing and magnitude of stock repurchases pursuant to our stock repurchase plan;

•	sales of large blocks of our stock; or

•	departures of key personnel.

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

We lease our headquarters in Wayne, Pennsylvania. The table below provides information concerning our principal facilities, including the approximate square footage, the approximate monthly rent and the lease expiration date of each facility. We believe that our facilities are in good operating condition and will adequately serve our needs for at least the next 12 months. We also anticipate that, if required, suitable additional or alternative space will be available on commercially reasonable terms, in office buildings we currently occupy or in space nearby, to accommodate expansion of our operations.

Location	Approximate Square Footage	Monthly Rent	Lease Expiration
Hyderabad, India	31,837	$31,305	February 14, 2011
Lexington, Massachusetts	29,241	$61,829	February 28, 2008
Lincoln, Nebraska	51,213	$76,448	October 29, 2009
Minneapolis, Minnesota	15,474	$28,878	February 29, 2012
Richardson, Texas	16,001	$27,002	Month to Month
Vizag, India	60,000	$0	Owned
Waltham, Massachusetts	65,546	$92,311	April 29, 2011
Wayne, Pennsylvania	36,635	$92,769	May 13, 2013

On February 28 2008, our lease expired and we closed our facility in Lexington, Massachusetts. During 2007, the personnel at our Lexington facility were relocated to our Waltham, Massachusetts facility. In April 2008, our facility in Richardson, Texas will be closed and our resources will be relocated to Frisco, Texas. Our new facility in Frisco, Texas is 26,656 square feet, will cost $47,559 per month and the lease will expire in January 2015.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock has been quoted on The Nasdaq Stock Market, LLC under the symbol “KNXA” since June 24, 2005. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock reported by The Nasdaq Stock Market, LLC.

	Common Stock Price
	High	Low
Year Ended December 31, 2006:
First Quarter	$31.30	$20.40
Second Quarter	$38.40	$25.93
Third Quarter	$33.38	$21.06
Fourth Quarter	$34.96	$24.80
Year Ended December 31, 2007:
First Quarter	$39.33	$28.20
Second Quarter	$39.24	$27.94
Third Quarter	$42.44	$25.58
Fourth Quarter	$34.50	$16.41

On February 25, 2008, the last reported sale price of our common stock on The Nasdaq Stock Market, LLC was $21.25 per share. As of February 25, 2008, there were approximately 89 holders of record of our common stock.

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

Prior to June 28, 2005, we were not publicly traded and there was no public market for our securities. The graph below compares the cumulative total return of our common stock with that of the NASDAQ Composite Index, the NASDAQ Computer & Data Processing Index and the S&P Smallcap 600 Index from June 28, 2005 (the date shares of our common stock began to trade publicly) through December 31, 2007. The graph assumes that you invested $100 at the close of market on June 28, 2005 in shares of our common stock and invested $100 at that same time in each of these indexes, and in each case assumes the reinvestment of dividends. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of shares of our common stock.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchase of our common stock during the fourth quarter of 2007:

Period	Total Number of Shares Purchased (1)	Weighted Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007—October 31, 2007	—	—	—	—
November 1, 2007—November 30, 2007	1,448,091	$17.55	1,448,091	551,909
December 1, 2007—December 31, 2007	—	—	—	551,909

Total	1,448,091	$17.55	1,448,091	551,909	(2)(3)

(1)	On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 2 million shares of our common stock.
(2)	As of January 24, 2008, we have completed the repurchase program through the repurchase of a total of 2 million shares of our common stock at a total cost of approximately $35.3 million and weighted average price per share of $17.61.
(3)	On February 20, 2008, our board of directors authorized another stock repurchase plan providing for the repurchase of up to an additional 3 million shares of our common stock.

ITEM 6. Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this filing. The consolidated statements of operations data for each of the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this filing. All of the historical consolidated financial data set forth below gives retroactive effect to a 0.8-for-1 reverse stock split of our common stock on June 27, 2005. Our historical results are not necessarily indicative of results for any future period.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription revenue	$148,662	$90,470	$50,974	$36,348	$25,511
Other revenue	33,264	21,637	14,667	9,952	8,480

Total revenues	181,926	112,107	65,641	46,300	33,991
Cost of revenues (exclusive of depreciation, shown separately below)	50,920	31,712	18,782	12,230	8,768

Gross profit	131,006	80,395	46,859	34,070	25,223

Operating expenses:
Sales and marketing	35,324	25,134	16,133	13,350	10,470
General and administrative	39,332	24,520	15,116	10,243	7,482
Research and development	17,737	8,618	3,986	4,271	3,463
Depreciation and amortization	7,584	3,487	2,112	2,476	2,720

Total operating expenses	99,977	61,759	37,347	30,340	24,135

Income from continuing operations before income tax expense and interest expense	31,029	18,636	9,512	3,730	1,088

Interest (income) expense	(3,098)	(1,560)	(566)	160	352
Interest on mandatory redeemable preferred shares (1)	—	—	3,396	8,386	1,667

Income (loss) from continuing operations before income tax	34,127	20,196	6,682	(4,816)	(931)
Income tax expense (benefit) on continuing operations	10,579	4,303	591	(723)	33

Income (loss) from continuing operations	23,548	15,893	6,091	(4,093)	(964)
Income from discontinued operations, net of tax (2)	—	—	—	—	15

Net income (loss) before cumulative effect of change in accounting principle	23,548	15,893	6,091	(4,093)	(949)
Cumulative effect of change in accounting principle (1)	—	—	—	—	(11,233)

Net income (loss)	$23,548	$15,893	$6,091	$(4,093)	$(12,182)

Accretion of redeemable class B common shares and class C common shares	$—	$—	$41,488	$1,019	$(3,443)
Accrued dividends on series A preferred shares and series B preferred shares	—	—	—	—	1,586
Accretion on series A preferred shares and series B preferred shares	—	—	—	—	872

Net income (loss) available to common shareholders	$23,548	$15,893	$(35,397)	$(5,112)	$(11,197)

Basic income (loss) loss per share:
Net income (loss) from continuing operations	$0.94	$0.80	$(3.06)	$(0.85)	$(0.16)
Net loss from cumulative effect of change in accounting principle	—	—	—	—	(1.86)
Net income (loss) per share available to common shareholders—basic	$0.94	$0.80	$(3.06)	$(0.85)	$(1.86)
Weighted average shares used to compute net income (loss) available to common shareholders—basic	24,926,468	19,911,775	11,578,885	5,995,389	6,033,834
Net income (loss) per share available to common shareholders—diluted	$0.93	$0.78	$(3.06)	$(0.85)	$(1.86)
Weighted average shares used to compute net income (loss) available to common shareholders—diluted	25,327,004	20,425,794	11,578,885	5,995,389	6,033,834

SELECTED CONSOLIDATED FINANCIAL DATA

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,032	$42,502	$43,499	$9,494	$3,078
Short term investments	58,423	—	—	—	—
Total assets	347,889	267,459	73,899	33,288	25,309
Short term debt, net	—	20,000	—	—	1,558
Capital leases, short term	140	229	219	199	292
Deferred revenue	35,076	31,251	12,588	6,650	3,260

Series A preferred stock	—	—	—	41,727	35,471
Series B preferred stock	—	—	—	17,178	15,048
Capital leases, long term	94	145	185	277	147
Term loan, long term	—	45,000	—	—	—
Other long term debt, net	138	225	163	101	—
Redeemable class B common stock	—	—	—	5,291	3,747
Redeemable class C common stock	—	—	—	4,571	5,096
Class A common stock	240	209	174	80	80
Treasury stock	—	—	—	(8,772)	(8,199)
Total shareholders’ equity (deficiency)	287,648	147,161	50,742	(49,576)	(44,221)

(1)	We adopted SFAS 150 effective July 1, 2003, which required us to record the mandatory redeemable preferred stock at fair value at the date of adoption and reflect the difference between carrying value and fair value as a cumulative effect of a change in accounting principle. Changes in fair value after the initial adoption date are treated as interest expense. Dividends on mandatory redeemable preferred stock are also treated as interest expense. The interest and change in accounting principle charges to net income were discontinued with the redemption of our series A preferred stock and series B preferred stock in connection with the completion of our initial public offering in June 2005.
(2)	Discontinued operations related to our pharmaceutical training and technology solutions group division for the year ended December 31, 2003 are as follows (dollars in thousands):

For the year ended
December 31, 2003
(in thousands)
Revenues:
Subscription revenue	$—
Other revenue	6,046

Total revenues	6,046
Cost of revenues	2,714

Gross profit	3,332
Total operating expenses:	4,153
Interest expense	23

Loss from discontinued operations before income taxes	(844)
Gain on sale of discontinued operations	869
Income tax expense	10

Net income from discontinued operations	15

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the years ended December 31, 2007 and 2006, revenue from these subscriptions comprised approximately 81.7% and 80.7%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. As a result, since 1999 discrete professional services have represented a consistently decreasing percentage of our revenue. We expect that trend to continue.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2006, we had a client base of approximately 3,000 companies, including approximately 166 companies on the Fortune 500 list published in April 2006. In 2007, we increased our client base to approximately 4,000 companies, including approximately 199 companies on the Fortune 500 list published in April 2007. Our client base includes companies that we billed for services during the year ended December 31, 2007 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $96.5 million, or 53.5%, of our total revenue for the year ended December 31, 2007.

Our revenue has increased at a compound annual growth rate of approximately 58% since 2004, from $46.3 million for the year ended December 31, 2004 to $65.6 million for the year ended December 31, 2005 to $112.1 million for the year ended December 31, 2006 and $181.9 million for the year ended December 31, 2007.

Historically, a substantial portion of our clients have renewed their subscriptions each year. During the years ended December 31, 2007, 2006 and 2005, our clients renewed approximately 90% or higher respectively, of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal during each of those periods.

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

In 1999, we commenced a strategy designed to focus our business on talent acquisition and employee performance management solutions and reduce our strategic focus on discrete professional services that generated less predictable revenue streams and lower margins. To that end:

•	in 1999, we exited our temporary staffing business;

•	in 2000 and 2001, we acquired four businesses which enhanced our screening and behavioral assessment solutions and skills testing technologies;

•	since 2002, we have reduced our strategic focus on position-specific recruiting services;

•	in 2003, we discontinued our Oracle implementation business and discontinued and sold our pharmaceutical training division;

•	in 2005, we entered into an asset purchase agreement with Scottworks Solutions, Inc.;

•

in 2006, we enhanced our talent acquisition solutions and client base through our acquisitions of Webhire, Inc., Knowledge Workers Inc., Gantz Wiley Research, Psychometric Services Ltd., and BrassRing Inc., and

•	in 2007, we enhanced our talent acquisition solutions and client base through our acquisitions of Strategic Outsourcing Corporation and HRC Human Resources Consulting.

As a result of our shift in strategic focus in 2000, an increasing proportion of our revenue has been derived from talent acquisition and employee performance management solutions while a decreasing portion of our revenue has been derived from discrete professional services. In 2000, revenue derived from subscriptions for these solutions comprised approximately 54.4% of our total revenue; in 2007 this percentage increased to 81.7% of total revenue. This shift to subscription based services has been driven by our customer’s adoption of the on-demand model for software delivery and need for solutions that improve employee recruiting and retention.

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

Recent Transactions

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3.0 million shares of our common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time.

On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 2.0 million shares of our common stock, of which 1.5 million shares were repurchased at an aggregate cost of $25.5 million as of December 31, 2007. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of December 31, 2007 the amount of shares available for repurchase under the stock repurchase plan was 0.5 million. Through January 24, 2008, the remaining 0.5 million shares available for repurchase under the stock repurchase plan were repurchased at an aggregate cost of $9.8 million.

On August 20, 2007, we acquired HRC Human Resources Consulting GmbH (“HRC”), a leading consultancy for business-orientated employee surveys, based in Munich, Germany, for a purchase price of approximately $3.8 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.2 million, was approximately $4.0 million. The acquisition of HRC provides us with a presence in Germany and enhances our expansion in European countries.

On June 8, 2007, we acquired Strategic Outsourcing Corporation (“StraightSource”), a provider of recruitment process outsourcing services, based in Richardson, Texas, for a purchase price of approximately $9.0 million in cash and $3.2 million in stock consideration. The total cost of the acquisition was approximately $12.2 million. We expect that the acquisition of StraightSource will provide additional efficiency to our exempt and non-exempt recruitment offering and expand our distribution capabilities in the Southwest market. In addition, the acquisition agreement contained an earnout provision which provided for the payment of additional consideration by the Company based upon the annual revenues of StraightSource through December 31, 2007. Based upon these results, we paid an additional consideration of $2.1 million in cash and stock during the first quarter of 2008 to the former shareholders of StraightSource. The related liability has been accrued in the financial statements at December 31, 2007.

On March 26, 2007, we entered into a First Amendment to the Credit Agreement with PNC Bank. The amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25.0 million to $50.0 million, including a sublimit of up to $2.0 million for letters of credit. The amendment provides that the Credit Agreement will terminate, and all borrowings will become due and payable, on March 26, 2010.

On January 18, 2007, we completed a public offering of 3,750,000 shares of our common stock at a price to the public of $31.86 per share. We also sold an additional 562,500 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $130.4 million. We repaid all of the then outstanding borrowings under our credit facility with a portion of the net proceeds from the offering.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will maintain our renewal rate of approximately 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal for 2008, 2009 and 2010. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As the subscription component of our revenue has grown and clients’ willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown. As of December 31, 2007, deferred revenue increased to $35.1 million from $31.3 million at December 31, 2006. We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

For the year ended December 31, 2007, approximately 85.3% of our total revenue was derived from sales in the United States. Revenue that we generated from clients in the Netherlands and the United Kingdom and Canada, Germany and Switzerland amounted to an aggregate of 7.4% and 3.8%, respectively, for the year ended December 31, 2007. Revenue for other country’s amounted to an aggregate of 3.5%. Other than the countries listed no other country was in excess of 0.5% of our total revenue for the year ended December 31, 2007.

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

Operating Expenses

We classify our operating expenses as follows:

Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions, and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the terms of the agreements. Investment in sales and marketing commencing in 2003 resulted in significant revenue growth during 2004, 2005, 2006 and 2007. We intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients. Our sales and marketing expense has increased in absolute terms although it has decreased as a percentage of total revenue. We expect this trend to continue.

Research and Development. Research and development expenses primarily consist of personnel and related costs, including salaries, and employee benefits, for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel. Our research and development efforts have been devoted primarily to enhancements and upgrades to our existing products. Historically, we have capitalized a small percentage of our research and development expenses. Capitalized research and development expenses totaled $2.7 million, $0.6 million, and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The remaining research and development expenses have been expensed as incurred. We expect research and development expenses to increase in the future as we employ more personnel to support enhancements of our solutions and new solutions offerings. In addition, we expect research and development expenses to increase as a percentage of total revenue primarily due to the expansion of our research and development efforts.

General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. As we expand our business and incur additional expenses associated with being a public company, we believe that general and administrative expenses will increase in dollar amount and may decrease as a percentage of total revenue in 2008 and future periods.

Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands, except for percentages)
Total Revenue	181,926	112,107	65,641
Subscription revenue as a percentage of total revenue	81.7%	80.7%	77.7%
Income from operations before income tax and interest expense	31,029	18,636	9,512

Net cash provided by operating activities	38,563	18,610	16,941

	For the Year Ended December 31,
	2007	2006	2005
		(in thousands)
Deferred revenue	$35,076	$31,251	$12,588

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

Deferred revenue. We generate revenue primarily from multi-year subscriptions for our on-demand talent acquisition and employee performance management solutions. We recognize revenue from these subscription agreements ratably over the term of the contract, which are typically one to three years. We generally invoice our clients in quarterly or monthly installments in advance. Deferred revenue, which is included in our consolidated balance sheets, is the amount of invoiced subscriptions in excess of the amount recognized as revenue. Deferred revenue represents, in part, the amount that we will record as revenue in our consolidated statements of operations in future periods. As the subscription component of our revenue has grown and customer willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown. We expect this trend to continue.

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Deferred revenue at the beginning of the year	$31,251	$12,588	$6,650
Total invoiced subscriptions during the year	152,367	95,087	56,912
Deferred revenue from acquisition	120	14,046	—
Subscription revenue recognized during the year	(148,662)	(90,470)	(50,974)
Deferred revenue at end of year	35,076	31,251	12,588

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

Subscription Fees and Support Revenues. Subscription fees and support revenues are recognized on a monthly basis over the lives of the contracts. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We recorded subscription fees and support revenues of approximately $148.7 million, $90.5 million and $51.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

We record reimbursable out-of-pocket expenses incurred in accordance with EITF issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which requires that reimbursements received for out-of-pocket expenses be classified as revenue and not as cost reductions. Before the December 15, 2001 effective date of EITF Issue 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the years ended December 31, 2007, 2006, and 2005, reimbursed expenses totaled $3.5 million, $1.9 million, and $1.4 million, respectively.

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

Capitalized Software Research and Development Costs

In accordance with EITF Issue 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware,” we apply AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this audit report.

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carry amount. We have reviewed the carrying values of goodwill of each business unit by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. We determined that the carrying values of our goodwill did not exceed the fair values and as a result we do not believe that impairment of goodwill existed at December 31, 2007.

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

•

The estimated forfeiture rate is the rate at which awards are expected to expire before they become fully vested and exercisable. An increase in the forfeiture rate would result in a decrease to our expense.

Share-based compensation expense recognized during the period is based on the value of the number of awards that are expected to vest. In determining the share-based compensation expense to be recognized, a forfeiture rate is applied to the fair value of the award. This rate represents the number of awards that are expected to be forfeited prior to vesting and is based on our historical employee behavior. Changes in the future behavior of employees could impact this rate. A decrease in this rate would result in an increase in our expense.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. As of December 31, 2007, 2006 and 2005, self-insurance accruals totaled approximately $0.3 million, $0.3 million and $0.2 million, respectively. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management's estimates.

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

Kenexa Corporation Consolidated Statements of Operations

(In thousands)

	For the Year Ended December 31,
	2007		2006		2005
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues:
Subscription revenue	$148,662	81.7%	$90,470	80.7%	$50,974	77.7%
Other revenue	33,264	18.3%	21,637	19.3%	14,667	22.3%

Total revenues	181,926	100.0%	112,107	100.0%	65,641	100.0%
Cost of revenues	50,920	28.0%	31,712	28.3%	18,782	28.6%

Gross profit	131,006	72.0%	80,395	71.7%	46,859	71.4%

Operating expenses:
Sales and marketing	35,324	19.4%	25,134	22.4%	16,133	24.6%
General and administrative	39,332	21.6%	24,520	21.9%	15,116	23.0%
Research and development	17,737	9.7%	8,618	7.7%	3,986	6.1%
Depreciation and amortization	7,584	4.2%	3,487	3.1%	2,112	3.2%

Total operating expenses	99,977	55.0%	61,759	55.1%	37,347	56.9%

Income from operations before income tax and interest expense	31,029	17.1%	18,636	16.6%	9,512	14.5%

Interest income	3,098	1.7%	1,560	1.4%	566	0.9%
Interest income on mandatory redeemable preferred shares	—	0.0%	—	0.0%	3,396	5.2%

Income from operations before income tax	34,127	18.8%	20,196	18.0%	6,682	10.2%
Income tax expense from operations	10,579	5.8%	4,303	3.8%	591	0.9%

Net income	$23,548	12.9%	$15,893	14.2%	$6,091	9.3%

Accretion of redeemable class B common shares and C commons shares	—	0.0%	—	0.0%	41,488	63.2%
Net income (loss) available to common shareholders	$23,548	12.9%	$15,893	14.2%	$(35,397)	(53.9)%

Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing addresses for each of the periods shown:

	For the Year Ended December 31,
	2007	2006	2005
United States	85.3%	90.2%	90.1%
United Kingdom and The Netherlands	7.4%	5.3%	4.4%
Other European	3.0%	0.9%	1.6%
Germany	1.5%	0.0%	0.0%
Canada	1.4%	2.4%	3.2%
Africa, Asia-Pacific, Middle East and other	1.4%	1.2%	0.7%

Total revenue	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2007 and 2006

Revenues

Total revenue increased by $69.8 million or 62.3% to $181.9 million for the year ended December 31, 2007 from $112.1 million for the year ended December 31, 2006. Our subscription revenue increased by 58.2 million to $148.7 million for the year ended December 31, 2007 from $90.5 million for the year ended December 31, 2006. Subscription revenue represented approximately 81.7% of our total revenue for the year ended December 31, 2007 compared to 80.7% of our total revenue for the year ended December 31, 2006. The increase in revenue is attributable primarily to an increase in sales volumes of our talent management solutions and the continued acceptance of our on-demand model. The acquisitions of HRC and StraightSource comprised approximately 18% of the increase in our total revenue for the year ended December 31, 2007 compared to the prior year. Our other revenue increased by 11.7 million to $33.3 million for the year ended December 31, 2007 from $21.6 million for the year ended December 31, 2006. This increase was due to an increase in demand for our consulting services which resulted from an increase in our subscription based revenues. We expect subscription-based and other revenues to increase in 2008 over the prior year due to primarily customer acquisitions and additional sales to existing customers.

Cost of Revenues

Cost of revenue increased by $19.2 million or 60.6% to $50.9 million for the year ended December 31, 2007 from $31.7 million for the year ended December 31, 2006. As a percentage of revenue, cost of revenue remained approximately the same at 28.0% for the year ended December 31, 2007 compared to 28.3% for the year ended December 31, 2006. The increase in the cost of revenue was primarily due to increased salaries, overhead, direct costs and other expense of $10.8 million, $1.7 million, $5.3 million and $1.4 million, respectively, associated with our increased revenue. Our increased salaries were due in part to the addition of 19 employees from our acquisitions in 2006 and 2007.

Sales and Marketing (“S&M”)

S&M expense increased by $10.2 million or 40.5% to $35.3 million for the year ended December 31, 2007 compared to $25.1 million for the year ended December 31, 2006. Increased, increased staff related expense including performance bonuses and commissions and travel expense contributed of $7.2 million and $1.5 million, respectively, to the increase in S&M expense from the prior year. In addition, bad debt and advertising expense contributed approximately $0.9 million to the increase in S&M expense while other expense increased $0.6 million for the year ended December 31, 2007 over the prior year. The increase in salaries was due in part to the addition of 37 employees from our acquisitions in 2006 and 2007. As a percentage of total revenue, S&M expense decreased to 19.4% for the year ended December 31, 2007 from 22.4% for the year ended December 31, 2006 due to increased revenues.

General and Administrative (“G&A”)

G&A expense increased by $14.8 million or 60.4% to $39.3 million for the year ended December 31, 2007 compared to $24.5 million for the year ended December 31, 2006. The $14.8 million increase was due in part to an increase in staff related expense of $6.5 million related to the addition of 75 employees. In addition, rent and utilities expense, professional fees and office supplies contributed of $2.7 million, $3.0 million and $0.9 million, respectively, to the increase in G&A expense for the year ended December 31, 2007 compared to the prior year. The remainder of the increase of $1.7 million was attributable to increases in infrastructure expenses such as phone, supplies, insurance and other expenses. As a percentage of total revenue, G&A expense was approximately the same at 21.6% for the year ended December 31, 2007 compared to 21.9% for the year ended December 31, 2006.

Research and Development (“R&D”)

R&D expense increased by $9.1 million or 105.8% to $17.7 million for the year ended December 31, 2007 from $8.6 million for the year ended December 31, 2006. The $9.1 million increase in R&D expense was due to the addition of 49 employees in 2007. As a percentage of total revenue, research and development expense increased from 7.7% to 9.8% for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to increased development effort on our products.

Depreciation and Amortization

Depreciation and amortization expense increased $4.1 million or 117.5% to $7.6 million for the year ended December 31, 2007 compared to $3.5 million for the year ended December 31, 2006 due to increased capital purchases and additional intangibles acquired in connection with our recent acquisitions. In the future, we expect depreciation and amortization expense to increase due to recent capital purchases.

Interest Income

Interest income increased $1.5 million or 98.6% for the year ended December 31, 2007 to $3.1 million for the year ended December 31, 2007 from $1.6 million for the year ended December 31, 2006. The $1.5 million increase is due primarily to interest earned on the net proceeds of our January 2007 public offering in which we raised $130.4 million.

Income Tax Expense

Income tax expense on continuing operations increased $6.3 million or 145.9% to $10.6 million for the year ended December 31, 2007 from $4.3 million for the year ended December 31, 2006. The $6.3 million increase in income tax expense was primarily attributable to an increase in income before taxes. Changes to deferred income taxes are generally based on management's evaluation of our positive and negative evidence bearing upon the realizability of its deferred tax assets and the determination that it is more likely than not that we will realize a portion of the benefits of federal and state tax assets. Webhire, which we acquired in January 2006, had a net operating loss carryforward balance of approximately $48.0 million for federal purposes as of September 30, 2005. BrassRing, which we acquired in November 2006, had a net operating loss carryforward balance of approximately $78.0 million for federal purposes as of December 31, 2006. Based upon the uncertainty of our ability to utilize these acquired net operating losses, we recorded a valuation allowance of approximately $12 million during the year ended December 31, 2006.

During the year ended December 31, 2007, Webhire and BrassRing made retroactive elections under Section 338(g) of the Internal Revenue Code with the effect of increasing the tax basis of acquired intangible assets to the deemed purchase price of these assets. We will amortize the increased tax basis of acquired intangibles over a 15-year period for federal and state income tax purposes. Separate gains equal to the respective increases in tax basis were included in the pre-acquisition taxable incomes of each acquired company. Webhire and BrassRing each had sufficient net operating loss carryforwards to fully offset the income recognized on the deemed sale of assets for regular federal income tax purposes. However, under the federal alternative minimum tax rules, net operating loss carryforwards may not offset more than 90% of income taxable under this measure. We have therefore paid alternative minimum tax on these gains of approximately $0.5 million. Concurrent with the recognition of these gains, certain of the acquired net operating losses were deemed to expire. Accordingly, we have reduced the deferred tax assets associated with these acquired net operating losses and the related valuation allowances by offsetting amounts of approximately $12 million.

Comparison of Years Ended December 31, 2005 and 2006

Revenues

Total revenue increased by $46.5 million or 70.8% to $112.1 million for the year ended December 31, 2006 from $65.6 million for the year ended December 31, 2005. While acquisitions completed during 2006 contributed approximately $23.5 million or 51% to the increase in our revenue for the year ended December 31, 2006 from the prior year, our existing customers added approximately $23.1 million to our revenue increase from the prior year. Our subscription revenue increased by 77.5% to $90.5 million for the year ended December 31, 2006 from $51.0 million for the year ended December 31, 2005. Subscription revenue represented approximately 80.7% of our total revenue for the year ended December 31, 2006 compared to 77.7% of our total revenue for the year ended December 31, 2005. This increase is attributable to increasing sales of our talent acquisition and employee performance management solutions primarily due to the increasing adoption of our on-demand model for software. Additionally, our average revenue per customer from our top 80 customers by revenue increased from approximately $0.6 million per customer for the year ended December 31, 2005 to approximately $0.8 million per customer for the year ended December 31, 2006. Our other revenue increased by 47.5% to $21.6 million for the year ended December 31, 2006 from $14.7 million for the year ended December 31, 2005. This increase was due to an increase in demand for our consulting services which resulted from an increase in our subscription based revenues. We expect subscription-based and other revenues to increase in 2007 over the prior year primarily due to customer acquisitions and additional sales to existing customers.

Cost of Revenues

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

Sales and Marketing (“S&M”)

S&M expense increased $9.0 million or 55.8% to $25.1 million for the year ended December 31, 2006 compared to $16.1 million for the year ended December 31, 2005. Increased salary, commission, performance bonus and tax and benefits expense of $4.1 million, $1.0 million, $0.5 million and $1.4 million, respectively, contributed to the increase in S&M expense for the year ended December 31, 2006 from the prior year. Additionally, non-cash stock option expense from our adoption of SFAS 123R, increased travel and other expenses of $1.1 million, $0.7 million and $0.2 million, respectively, contributed to the increase in S&M expense for the year ended December 31, 2006 from the prior year. The increase in salaries was due to the addition of 74 employees in 2006; of which 36 employees were related to our acquisitions and 38 employees were from internal growth in 2006. As a percentage of total revenue, S&M expense decreased to 22.4% for the year ended December 31, 2006 from 24.6% for the year ended December 31, 2005 due to increased revenues.

General and Administrative (“G&A”)

G&A expense increased by $9.4 million or 62.2% to $24.5 million for the year ended December 31, 2006 compared to $15.1 million for the year ended December 31, 2005. The $9.4 million increase was due primarily to an increase in salary and tax and benefits expenses of $2.0 million and $0.9 million, respectively primarily due to the addition of 38 employees from our acquisitions in 2006. In addition, rent expense, associated with our recent acquisitions, professional fees, and non-cash stock option expense from our adoption of SFAS 123R in 2006 and contributed of $1.8 million, $1.5 million and $1.3 million, respectively, to the increase in G&A expense for the year ended December 31, 2006 compared to the prior year. The remainder of the $1.9 million increase was attributable to increases in travel expense of $0.5 million and additional infrastructure expenses of $1.4 million which included expenses such as phone, supplies, utilities, insurance and other expenses. As a percentage of total revenue, G&A expense decreased to 21.9% for the year ended December 31, 2006 compared to 23.0% for the prior year due to increased revenues.

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

Income Tax Expense

Income tax expense on continuing operations increased $3.7 million to $4.3 million expense for the year ended December 31, 2006 from $0.6 million for the year ended December 31, 2005. The $3.7 million increase in income tax expense was primarily attributable to an increase in income before taxes offset by a reduction of our valuation allowance of approximately $0.9 million. These changes were due to management’s evaluation of our positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that we will realize a portion of the benefits of federal and state tax assets. In 2006 we acquired net operating los carryforwards from various acquisitions totaling $41.1 million. Based upon the uncertainty to fully utilize these net operating loss carryforwards due to Internal Revenue Code section 382 the Company recorded a valuation allowance of $36.1 million.

Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our revolving credit facilities and the issuance of equity. As of December 31, 2007, we had cash and cash equivalents of $38.0 million and short term investments of $58.4 million. In addition, we had no debt and approximately $0.2 million in capital equipment leases.

Our cash provided from operations was $38.6 million, $18.6 million and $16.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash used in investing activities was $86.3 million, $156.1 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash provided by financing activities was $42.3 million, $136.4 million, and $21.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. These changes in 2007 resulted in a decrease in our cash and cash equivalents of $4.5 million for the year ended December 31, 2007. While our investing and financing activities have been significant over the past three years, we expect positive cash flow from operations to continue in future periods.

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3.0 million shares of our common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time.

On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 2,000,000 shares of our common stock, of which 1,448,091 shares were repurchased at an aggregate cost of $25.5 million as of December 31, 2007. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of December 31, 2007 the amount of shares available for repurchase under the stock repurchase plan was 551,909 shares. Through January 24, 2008, the remaining 551,909 shares available for repurchase under the stock repurchase plan were repurchased at an aggregate cost of $9.8 million.

On August 20, 2007, we acquired HRC, a leading consultancy for business-orientated employee surveys, based in Munich, Germany, for a purchase price of approximately $3.8 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.2 million, was approximately $4.0 million. The acquisition of HRC provides us with a presence in Germany and enhances our expansion in European countries.

On June 8, 2007, we acquired StraightSource, a provider of recruitment process outsourcing services, based in Richardson, Texas, for a purchase price of approximately $9.0 million in cash and $3.2 million in stock consideration. The total cost of the acquisition was approximately $12.2 million. In addition, the acquisition agreement contained an earnout provision which provided for the payment of additional consideration by the Company based upon the annual revenues of StraightSource through December 31, 2007. Based upon these results, we paid an additional consideration of $2.1 million in cash during the first quarter of 2008 to the former shareholders of StraightSource. The related liability has been accrued in the financial statements at December 31, 2007. We expect that the acquisition of StraightSource will provide additional efficiency to our exempt and non-exempt recruitment offering and expand our distribution capabilities in the Southwest market.

On March 26, 2007, we entered into a First Amendment to the Credit Agreement with PNC Bank. The amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25.0 million to $50.0 million, including a sublimit of up to $2.0 million for letters of credit. The amendment provides that the credit agreement will terminate, and all borrowings will become due and payable, on March 26, 2010.

On January 18, 2007, we completed a public offering of 3,750,000 shares of our common stock at a price to the public of $31.86 per share. We also sold an additional 562,500 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $130.4 million. We repaid all of the then outstanding borrowings under our credit facility with a portion of the net proceeds from the offering.

On November 20, 2006, we acquired Psychometric Services Limited (“PSL”), a provider of online and paper-based assessment products, training and consultancy based in the United Kingdom, for approximately $7.5 million in cash and $0.6 million in stock consideration. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.3 million, was approximately $8.4 million. The strategic rationale for acquiring PSL was to add PSL’s library of content and team of psychologists to extend our value proposition and to further differentiate us from a domain expertise perspective. In addition, we believe that the acquisition of PSL advances our efforts to build its international infrastructure, while adding an attractive customer list of commercial and government entities in the United Kingdom.

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

On August 14, 2006, we acquired Gantz Wiley Research, an employee and customer survey data analysis firm based in Minneapolis, Minnesota, for a purchase price including contingent consideration of approximately $3.3 million in cash and $3.8 million in stock consideration. The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $7.1 million. In addition, the payment of $1.3 million in cash and equity during the first quarter of 2007 to the former shareholder of Gantz Wiley of additional consideration by the Company was based upon the annual revenues of Gantz Wiley Research through December 31, 2006. The $1.3 million liability is reflected in the financial statements at December 31, 2006.

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

On January 13, 2006, we acquired Webhire, for approximately $34.4 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.7 million, was approximately $35.1 million. In July 2007, approximately $5.0 million, or 14.3% of the aggregate purchase price, held in an escrow was released to the former stockholders of Webhire. There were no claims for indemnification made by the Company against Webhire under the acquisition agreement. Webhire’s results of operations were included in the Company’s consolidated financial statements beginning on January 1, 2006.

Operating Activities

Net cash provided by operating activities was $38.6 million, $18.6 million and $16.9 for the years ended December 31, 2007, 2006 and 2005, respectively.

Net cash provided by operating activities for the year ended December 31, 2007 resulted primarily from net income of approximately $23.5 million, non-cash charges to net income of $12.3 million, deferred revenue of $3.7 million and other changes in working capital of $0.4 million offset by a $1.3 million reduction in taxes payable resulting from our adoption of FAS 123R in 2006.

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

Net cash provided by operating activities for the year ended December 31, 2005 resulted primarily from net income of approximately $6.1 million, non-cash charges to net income of $6.4 million, including $3.4 million of accrued interest expense on the redeemable preferred stock, deferred revenue of $5.9 million, and other changes in working capital of $0.8 million partially offset by an increase in accounts and unbilled receivables of $2.3 million.

Investing Activities

Net cash used in investing activities was $86.3 million, $156.1 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash flows used in investing activities consisted primarily of acquisitions and additional capital equipment as follows:

	Years ended December 31,
	2007	2006	2005
Scottworks acquisition	$—	$—	$0.2
Webhire acquisition	5.0	27.2	—
Knowledge Workers acquisition	—	2.1	—
Gantz Wiley Research acquisition	0.7	2.1	—
BrassRing acquisition	11.7	95.6	—
Psychometrics acquisition	0.3	6.7	—
StraightSource acquisition	9.9	—	—
HRC acquisition	2.4	—	—
Cash held in escrow for acquisitions	(14.9)	17.9	—
Intangible asset purchase	—	0.3	—
Capitalized software and purchases of computer hardware	12.7	4.2	3.7
Purchases of available-for-sale investments	133.7	—	—
Sales of available-for-sale investments	(75.2)	—	—

Total Cash flows from investing activities	$86.3	$156.1	$3.9

Financing Activities

Net cash provided by financing activities was $42.3 million, $136.4 million and $21.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

For the year ended December 31, 2007, net cash provided by financing activity resulted primarily from net proceeds from our public offering of $130.4 million, net proceeds from stock option exercises of $1.6 million, excess tax benefits from share-based payment arrangements of $1.3 million, share issuance from our employee stock purchase plan of $0.2 million, partially offset by deferred financing costs of $0.1 million, repayments of borrowings under our line of credit of $65.0 million, repurchases of our common shares of $25.5 million, repayments of capital lease obligations of $0.2 million, and net repayments of notes payable of $0.4 million.

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

For the year ended December 31, 2005, net cash provided by financing activity consisted of net proceeds from our initial public offering of $61.5 million, the collection of notes receivable of $0.2 million and net proceeds from stock option exercises of $0.1 million partially offset by the redemption of our series A and B preferred shares of $40.0 million, the repurchase of shares of our common stock owned by certain of our former employees of $0.5 million and repayments of capital lease obligations of $0.2 million.

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

Unaudited Quarterly Statements of Operations

The following tables present our unaudited quarterly results of operations for each of the eight quarters in the period ended December 31, 2007 and our unaudited quarterly results of operations expressed as a percentage of our subscription and other revenues for the same periods. You should read the following tables in conjunction with our audited consolidated financial statements and related notes appearing in this annual report on Form 10-K. We have prepared the unaudited information on a basis consistent with our audited consolidated financial statements and have included all adjustments, which, in the opinion of management, are necessary to fairly present our operating results for the quarters presented. Our historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

Consolidated Statements of Operations

	For the Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(unaudited and in thousands, except per share data)
Revenues:
Subscription revenue	$38,733	$38,233	$37,009	$34,687	$29,745	$23,185	$19,947	$17,593
Other revenue	9,015	8,564	8,155	7,530	6,627	4,827	4,760	5,422

Total revenues	47,748	46,797	45,164	42,217	36,372	28,012	24,707	23,015
Cost of revenues (exclusive of depreciation, shown separately below)	13,183	13,705	12,600	11,432	10,293	8,392	6,672	6,354

Gross profit	34,565	33,092	32,564	30,785	26,079	19,620	18,035	16,661

Operating expenses:
Sales and marketing	9,184	8,816	9,094	8,230	7,698	5,991	5,717	5,728
General and administrative	10,269	9,625	9,765	9,672	7,548	5,771	5,914	5,287
Research and development	4,400	4,717	4,297	4,323	3,048	2,218	1,815	1,536
Depreciation and amortization	2,409	2,269	1,477	1,430	1,126	872	768	722

Total operating expenses	26,262	25,427	24,633	23,655	19,420	14,852	14,214	13,273

Income from operations before income tax and interest expense	8,303	7,665	7,931	7,130	6,659	4,768	3,821	3,388

Interest (income) expense	(929)	(1,072)	(974)	(123)	6	(764)	(682)	(120)

Income from operations before income tax	9,232	8,737	8,905	7,253	6,653	5,532	4,503	3,508
Income tax expense on operations	3,269	1,660	3,092	2,558	1,478	1,373	1,223	229

Net income	$5,963	$7,077	$5,813	$4,695	$5,175	$4,159	$3,280	$3,279

Net income per share available to common shareholder—basic	$0.24	$0.28	$0.23	$0.20	$0.25	$0.20	$0.16	$0.18

Net income per share available to common shareholder—diluted	$0.24	$0.27	$0.23	$0.19	$0.24	$0.20	$0.16	$0.17

Consolidated Statements of Operations
	For the Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenues:
Subscription revenue	81.1%	81.7%	81.9%	82.2%	81.8%	82.8%	80.7%	76.4%
Other revenue	18.9%	18.3%	18.1%	17.8%	18.2%	17.2%	19.3%	23.6%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	27.6%	29.3%	27.9%	27.1%	28.3%	30.0%	27.0%	27.6%

Gross profit	72.4%	70.7%	72.1%	72.9%	71.7%	70.0%	73.0%	72.4%

Operating expenses:
Sales and marketing	19.2%	18.8%	20.1%	19.5%	21.2%	21.4%	23.1%	24.9%
General and administrative	21.5%	20.6%	21.6%	22.9%	20.8%	20.6%	23.9%	23.0%
Research and development	9.2%	10.1%	9.5%	10.2%	8.4%	7.9%	7.3%	6.7%
Depreciation and amortization	5.0%	4.8%	3.3%	3.4%	3.1%	3.1%	3.1%	3.1%

Total operating expenses	55.0%	54.3%	54.5%	56.0%	53.4%	53.0%	57.5%	57.7%

Income from operations before income tax and interest expense	17.4%	16.4%	17.6%	16.9%	18.3%	17.0%	15.5%	14.7%

Interest (income) expense	(1.9)%	(2.3)%	(2.2)%	(0.3)%	0.0%	(2.7)%	(2.8)%	(0.5)%

Income from operations before income tax	19.3%	18.7%	19.7%	17.2%	18.3%	19.7%	18.2%	15.2%
Income tax expense from continuing operations	6.8%	3.5%	6.8%	6.1%	4.1%	4.9%	5.0%	1.0%

Net income	12.5%	15.1%	12.9%	11.1%	14.2%	14.8%	13.3%	14.2%

Comparison of Unaudited Quarterly Results

Revenues

Total revenue has increased each of our last eight quarters primarily due to purchases of our solutions by new clients, purchases of additional solutions by existing clients and contract renewals. Our subscription revenue increased in every quarter presented from $17.6 million for the three months ended March 31, 2006 to $38.7 million for the three months ended December 31, 2007. Our other revenue increased from $5.4 million for the three months ended March 31, 2006 to $9.0 million for the three months ended December 31, 2007. We believe that subscription revenue increased more quickly than other revenue due to our continuing shift in focus toward subscription-based solutions and away from discrete professional services.

Cost of Revenues

Cost of revenue for the quarters presented has fluctuated between 27.0% and 30.0% based on the mix of sales between subscription revenue and other revenue. Cost of revenue was highest as a percentage of total revenue for the three months ended September 30, 2006. This was caused by the mix of sales included in other revenue in that quarter.

Sales and Marketing

Sales and marketing expenses decreased as a percentage of total revenue for each of the three month periods ended in 2006. Following our acquisitions in 2006 and 2007 sales and marketing remained flat at approximately 18.8% to 20.1% of total revenues. Sales and marketing expenses have increased in terms of absolute dollars through the same period as a result of increased marketing programs and variable compensation programs.

General and Administration

General and administrative expenses as a percentage of revenues for the last three quarters presented have remained relatively flat at approximately 20.6% and 21.6% of total revenues. In absolute dollar terms over the eight quarters presented general and administrative expenses have increased due to the increasing infrastructure costs associated with a larger organization.

Research and Development

Research and development expenses for each of the four quarters presented during 2006 increased due to an increase in product development expenses and enhancements and upgrades to our existing products. Research and development expenses for each of the four quarters presented during 2007 remained relatively flat as optimal staff levels were achieved.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2007:

	Payments due by period
Contractual Obligations	2008	2009	2010	2011	2012
	(in thousands)
Capital lease obligations	$140	$60	$17	$10	$7
Operating lease obligations	4,785	4,434	3,425	2,403	1,320

Total	$4,925	$4,494	$3,442	$2,413	$1,327

The amounts listed above for capital lease obligations represent payments that we are required to make for equipment. If we fail to remain current with our obligations for any of these capital leases, we would be in default, and our continued failure to cure such a default would cause our remaining obligations under the defaulted capital lease to become immediately due.

The amounts listed above for operating leases represent our leases for office space, copiers and other operating obligations. If we fail to make rent payments on any of these operating leases when due, we will be required to pay all remaining rent payments on the leases.

We had no off-balance sheet arrangements for the periods presented in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141(R), Business Combinations (“FAS 141(R)”) and FAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders equity and the elimination of “minority interest” accounting in results of operations. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) will impact the accounting for our future acquisitions. We do not believe the adoption of FAS 160 will have a material impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2007, we adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2006 and December 31, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would materially affect our effective tax rate if recognized. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. The amount of interest and penalties for the year ended December 31, 2007 was insignificant. Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

Foreign Currency Exchange Risk

In 2007, approximately 85.3% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S.-generated sales would not have resulted in a material change to our results for the year ended December 31, 2007.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments were $1.4 million and $0.1 million at December 31, 2007 and 2006, respectively, and are included in other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would have a significant effect on our interest income for the year ended December 31, 2007.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Kenexa Corporation

We have audited the accompanying consolidated balance sheet of Kenexa Corporation and Subsidiaries (collectively, “Kenexa Corporation”) (a Pennsylvania corporation) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Kenexa Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kenexa Corporation and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, Kenexa Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kenexa Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2008 expressed an unqualified opinion.

/S/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 28, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Kenexa Corporation

Wayne, Pennsylvania

We have audited the accompanying consolidated balance sheets of Kenexa Corporation and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kenexa Corporation and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, the Company adopted SFAS No, 123(revised 2004), “Share-based payment,” in 2006.

/s/ BDO Seidman, LLP

Philadelphia, PA

March 16, 2007

Kenexa Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2007	December 31, 2006
Assets
Current Assets
Cash and Cash equivalents	$38,032	$42,502
Short-term investments	58,423	—
Accounts receivable, net of allowance of doubtful accounts of $761 and $975	31,893	31,493
Unbilled receivables	2,423	1,005
Income tax receivable	2,008	—
Deferred income taxes	2,399	8,093
Prepaid expenses and other current assets	3,356	3,578

Total Current Assets	138,534	86,671
Property and equipment, net of accumulated depreciation	17,620	8,469
Software, net of accumulated amortization	1,557	2,122
Goodwill	173,502	143,371
Intangible assets, net of accumulated amortization	10,134	4,570
Deferred income taxes, non-current	—	1,430
Deferred financing costs, net of accumulated amortization	663	1,295
Other long-term assets	5,879	19,531

Total assets	$347,889	$267,459

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,812	$5,672
Line of credit	—	20,000
Notes payable, current	49	138
Commissions payable	1,025	1,674
Accrued compensation and benefits	8,363	9,878
Other accrued liabilities	6,298	6,086
Deferred revenue	35,076	31,251
Capital lease obligations	140	229

Total current liabilities	56,763	74,928
Term loan	—	45,000
Capital lease obligations, less current portion	94	145
Notes payable, less current portion	73	111
Deferred income taxes	3,246	—
Other liabilities	65	114

Total liabilities	60,241	120,298

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 24,032,446 and 20,897,777 shares issued and outstanding, respectively	240	209
Additional paid-in-capital	291,942	176,345
Accumulated other comprehensive income	1,407	96
Accumulated deficit	(5,941)	(29,489)

Total shareholders’ equity	287,648	147,161

Total liabilities and shareholders’ equity	$347,889	$267,459

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Subscription	$148,662	$90,470	$50,974
Other	33,264	21,637	14,667

Total revenues	181,926	112,107	65,641
Cost of revenues	50,920	31,712	18,782

Gross profit	131,006	80,395	46,859
Operating expenses:
Sales and marketing	35,324	25,134	16,133
General and administrative	39,332	24,520	15,116
Research and development	17,737	8,618	3,986
Depreciation and amortization	7,584	3,487	2,112

Total operating expenses	99,977	61,759	37,347

Income from operations	31,029	18,636	9,512
Interest income, net	3,098	1,560	566
Interest on mandatory redeemable shares	—	—	3,396

Income from operations before income taxes	34,127	20,196	6,682
Income tax expense	10,579	4,303	591

Net income	$23,548	$15,893	$6,091
Accretion of redeemable class B common shares and class C common shares	—	—	41,488

Net income (loss) available to common shareholders	$23,548	$15,893	$(35,397)

Basic net income (loss) per share	$0.94	$0.80	$(3.06)
Weighted average shares used to compute net income (loss) per share—basic	24,926,468	19,911,775	11,578,885
Diluted net income (loss) per share	$0.93	$0.78	$(3.06)
Weighted average shares used to compute net income (loss) per share—diluted	25,327,004	20,425,794	11,578,885

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Shareholders’ (Deficiency) Equity

(in thousands)

	Common Stock Redeemable		Redeemable Participating Preferred Stock Class A		Class A common stock	Additional paid-in capital	Accumulated (deficit)	Accumulated other comprehensive (loss) income	Treasury Stock	Deferred compensation	Note receivable on common stock	Total shareholders’ (deficiency) equity	Comprehensive (loss) income
	Class B	Class C	Series A	Series B
Balance, December 31, 2004	$5,291	$4,571	$41,727	$17,178	$80	$4,363	$(44,368)	$94	$(8,772)	$(454)	$(519)	$(49,576)	$(3,998)
Stock repurchase	—	—	—	—	—	—	—	—	(515)	—	—	(515)	—
Retire Treasury Stock	—	—	—	—	(28)	(2,154)	(7,105)	—	9,287	—	—	—	—
Payments received on notes receivable for class A common stock	—	—	—	—	—	—	—	—	—	—	399	399	—
Accretion of common stock to redemption values	20,859	20,630	(664)	2,243	—	(41,488)	—	—	—	—	—	(41,488)	—
Accrued dividends	—	—	1,147	670	—	—	—	—	—	—	—	—	—
Loss on currency translation adjustment	—	—	—	—	—	—	—	(124)	—	—	—	(124)	(124)
Deferred stock compensation related to stock options	—	—	—	—	—	1,220	—	—	—	(1,220)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	634	—	634	—
Option exercises	—	—	—	—	—	147	—	—	—	—	—	147	—
Conversion of class C warrants	—	—	—	—	4	(4)	—	—	—	—	—	—	—
Initial public stock offering, net	—	—	(28,600)	(11,400)	57	61,466	—	—	—	—	—	61,523	—
Conversion of preferred stock to common stock upon public offering	—	—	(13,610)	(8,691)	18	22,282	—	—	—	—	—	22,300	—
Conversion of class B and class C redeemable common stock to class A common upon public offering	(26,150)	(25,201)	—	—	43	51,308	—	—	—	—	—	51,351	—
Net income	—	—	—	—			6,091				—	6,091	6,091

Balance, December 31, 2005	$—	$—	$—	$—	$174	$97,140	$(45,382)	$(30)	$—	$(1,040)	$(120)	$50,742	$5,967

Payments received on notes receivable for class A common stock	—	—	—	—	—	—	—	—	—	—	120	120	—
Gain on currency translation adjustment	—	—	—	—	—	—	—	126	—	—	—	126	126
Reclassification of deferred compensation balance to additional paid-in capital	—	—	—	—	—	(1,040)	—	—	—	1,040	—	—	—
Share-based compensation expense	—	—	—	—	—	3,076	—	—	—	—	—	3,076	—
Excess tax benefits from share-based payment arrangements	—	—	—	—	—	2,762	—	—	—	—	—	2,762	—
Option exercises	—	—	—	—	4	4,360	—	—	—	—	—	4,364	—
Conversion of class B, D & E warrants	—	—	—	—	3	(3)	—	—	—	—	—	—	—
Public stock offering, net	—	—	—	—	26	66,255	—	—	—	—	—	66,281	—
Common Stock Issuance for Gantz Wiley Research Acquisition	—	—	—	—	2	3,168	—	—	—	—	—	3,170	—
Common Stock Issuance for Psychometrics Services Ltd. Acquisition	—	—	—	—	—	627	—	—	—	—	—	627	—
Net income	—	—	—	—	—	—	15,893	—	—	—	—	15,893	15,893

Balance, December 31, 2006	$—	$—	$—	$—	$209	$176,345	$(29,489)	$96	$—	$—	$—	$147,161	$16,019

Common Stock repurchase	—	—	—	—	(15)	(25,467)	—	—	—	—	—	(25,482)	—
Gain on currency translation adjustment	—	—	—	—	—	—	—	1,415	—	—	—	1,415	1,415
Unrealized loss on short term investments	—	—	—	—	—	—	—	(104)	—	—	—	(104)	(104)
Share-based compensation expense	—	—	—	—	—	3,793	—	—	—	—	—	3,793	—
Excess tax benefits from share-based payment arrangements	—	—	—	—	—	1,284	—	—	—	—	—	1,284	—
Option exercises	—	—	—	—	2	1,558	—	—	—	—	—	1,560	—
Employee stock purchase plan	—	—	—	—	—	251	—	—	—	—	—	251	—
Public stock offering, net	—	—	—	—	43	130,355	—	—	—	—	—	130,398	—
Common Stock Issuance for Gantz Wiley earn out	—	—	—	—	—	650	—	—	—	—	—	650	—
Common Stock Issuance for Straight Source Acquisition	—	—	—	—	1	3,173	—	—	—	—	—	3,174	—
Net income	—	—	—	—	—	—	23,548	—	—	—	—	23,548	23,548

Balance, December 31, 2007	$—	$—	$—	$—	$240	$291,942	$(5,941)	$1,407	$—	$—	$—	$287,648	$24,859

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$23,548	$15,893	$6,091
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,584	3,487	2,123
Non-cash interest expense	22	72	—
Share-based compensation expense	3,793	3,076	634
Excess tax benefits from share-based payment arrangements	(1,284)	(2,762)	—
Amortization of deferred financing costs	734	115	93
Bad debt expense (recoveries)	186	(182)	154
Deferred income taxes (benefit)	4,752	(829)	(1,497)
Accrued interest on mandatory redeemable preferred stock	—	—	3,396
Changes in assets and liabilities
Accounts and unbilled receivables	450	(11,010)	(2,282)
Prepaid expenses and other current assets	389	967	(785)
Income taxes receivable	(2,008)	—	—
Other long-term assets	(1,042)	(233)	2
Accounts Payable	(708)	(1,446)	633
Accrued compensation and other accrued liabilities	(855)	6,107	2,272
Commissions payable	(649)	787	264
Deferred revenue	3,698	4,616	5,889
Other liabilities	(47)	(48)	(46)

Net cash provided by operating activities	38,563	18,610	16,941

Cash flows from investing activities
Purchases of property and equipment	(12,701)	(4,182)	(3,763)
Purchase of available-for-sale securities	(133,746)	—	—
Sales of available-for-sale securities	75,220	—	—
Cash paid for intangible assets	—	(300)	(8)
Acquisitions, net of cash acquired	(29,959)	(133,678)	(164)
Cash released from (deposited in) escrow for acquisitions	14,890	(17,958)	—

Net cash used in investing activities	(86,296)	(156,118)	(3,935)

Cash flows from financing activities
(Repayments) borrowings under line of credit and term loan	(65,000)	65,000	—
Repayments of notes payable	(363)	(422)	(39)
Collections of notes receivable	—	120	249
Proceeds from common stock issued through Employee Stock Purchase Plan	251	—	—
Repurchase of common stock	(25,482)	—	(515)
Excess tax benefits from share-based payment arrangements	1,284	2,762	—
Net proceeds from public offering	130,398	66,281	61,532
Redemption of series A and B preferred stock	—	—	(40,000)
Deferred financing costs	(102)	(1,360)	(16)
Net proceeds from option exercises	1,560	4,364	147
Repayment of capital lease obligations	(222)	(360)	(235)

Net cash provided by financing activities	42,324	136,385	21,123

Effect of exchange rate changes on cash and cash equivalents	939	126	(124)
Net (decrease) increase in cash and cash equivalents	(4,470)	(997)	34,005
Cash and cash equivalents at beginning of year	42,502	43,499	9,494

Cash and cash equivalents at end of year	$38,032	$42,502	$43,499

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$821	$1,050	$225
Income taxes	$6,564	$2,442	$1,336

Non-cash investing and financing activities
Capital lease obligations incurred	$91	$325	$167
Common stock consideration for Gantz Wiley acquisition	$—	$3,170	$—
Common stock consideration for Psychometric Services Ltd acquisition	$—	$627	$—
Common stock consideration for Gantz Wiley earn out	$650	$—	$—
Common stock consideration for StaightSource acquisition	$3,174	$—	$—
Notes receivable applied to accrued bonus	$—	$—	$151
Accretion of class B common stock and class C common stock to redemption value	$—	$—	$41,448
Redemption and conversion of class B and class C common to class A common stock	$—	$—	$51,351

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts in thousands, except share and per share data, unless noted otherwise)

1.	Organization

Kenexa Corporation, and its subsidiaries (collectively the “Company” or “Kenexa”), commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Between 1994 and 2007, the Company acquired 27 businesses that enabled it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

The Company began its operations in 1987 under its predecessor companies, Insurance Services, Inc., or ISI, and International Holding Company, Inc., or IHC. In December 1999, the Company reorganized its corporate structure by merging ISI and IHC with and into Raymond Karsan Associates, Inc., or RKA, a Pennsylvania corporation and a wholly owned subsidiary of Raymond Karsan Holdings, Inc., or RKH, a Pennsylvania corporation. Each of RKA and RKH were newly created to consolidate the businesses of ISI and IHC. In April 2000, the Company changed its name to TalentPoint, Inc. and changed the name of RKA to TalentPoint Technologies, Inc. In November 2000, the Company changed its name to Kenexa Corporation, and changed the name of TalentPoint Technologies, Inc. to Kenexa Technology, Inc., or Kenexa Technology. Currently, Kenexa transacts business primarily through Kenexa Technology. While the Company has several product lines, our chief decision makers determine resource allocation decisions and assess and evaluate periodic performance under one operating segment.

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

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks at December 31, 2007 and 2006 totaled $11,072 and $10,746, respectively and represented 29% and 25%, respectively of our total cash and cash equivalents balance at the end of each period.

Short-Term Investments

Short-term investments at December 31, 2007 include floating rate letter of credit backed securities, auction rate securities and municipal bonds. The maturities of these securities range from 1 day to 1 year and are rated A to AAA by various rating agencies. Short-term investments are recorded at fair value based on current market rates and are classified as available-for-sale. Changes in the fair value are included in accumulated other comprehensive income (loss), net of applicable taxes in the accompanying consolidated financial statements.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with our

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

internet hosting arrangements. These costs are deferred over the implementation period which preceeds the hosting period, typically three to four months, and are expensed ratably when the hosting period commences, typically one to three years. These amounts aggregated $1,512 and $985 at December 31, 2007 and 2006, respectively. The current portion of these deferred costs of $222 and $636 at December 31, 2007 and 2006, respectively, is included in other current assets and the non-current portion of $1,290 and $349 at December 31, 2007 and 2006, respectively, is included in other assets in the accompanying consolidated balance sheets.

Other long-term assets

Other long-term assets primarily includes cash held in escrow balances in connection with our acquisitions. Outstanding amounts are as follows for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006
Acquisition related escrow balances:
Webhire	$—	$5,000
Knowledge workers	100	100
Gantz Wiley	600	600
BrassRing	—	11,500
Psychometrics services Ltd.	758	758
StraightSource	1,200	—
HRC	410	—

Total escrow balances	3,068	17,958
Other long-term assets	2,811	1,573

Total other long-term assets	$5,879	$19,531

As cash is released from escrow accounts as required under our acquisition agreements the amounts are then accounted for as additional purchase consideration of the respective acquisition.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital lease is stated at the lower of the fair market value at the date of acquisition or net present value of the minimum lease payments at inception of the lease. Depreciation and amortization are provided on the straight-line basis over the assets' estimated useful lives or, if shorter, the lease terms for leasehold improvements. Estimated useful lives are generally 7 years for office furniture, 3 to 5 years for computer equipment and 3 to 5 years for software. Reviews are regularly performed if facts and circumstances exist that indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. Costs of maintenance and repairs are charged to expense as incurred. When property and equipment or leasehold improvements are sold or otherwise disposed of, the fixed asset account and related accumulated depreciation account are relieved and any gain or loss is included in operations. Costs of software not yet placed into service are accumulated as software in development. Upon placement into service, the costs of the assets are transferred to software. Costs of building construction not yet placed into service are accumulated as building construction in progress. Upon placement into service, the costs of the assets will be transferred to building. In January 2008, the building was placed into service and, accordingly, all costs of the building have been transferred out of construction in progress. The expected life of the building is between 30 to 40 years.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The Company also records an additional allowance based on certain percentages of aged receivables, which are determined based on historical experience and management's assessment of the general financial conditions affecting the Company’s customer base. If actual collections experience changes, revisions to the allowance may be required. Activity in the allowance for doubtful accounts is as follows:

Year	Balance at January 1,	(Recovered) charged costs	Acquired reserves	Write Offs	Balance at December 31,
2007	$975	$186	$—	$400	$761
2006	448	405	304	(182)	975
2005	288	314	—	154	448

Software Developed for Internal Use

In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, the Company applies AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in these consolidated financial statements.

The Company capitalized internal-use software costs for the years ended December 31, 2007, 2006, and 2005 of $3,321, $1,954 and $994, respectively. Amortization of capitalized internal-use software costs for the years ended December 31, 2007, 2006 and 2005 were $1,163, $1,291 and $675, respectively.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS 142, the Company ceased amortization of existing goodwill and is required to review the carrying value of goodwill for impairment. Prior to 2007, the Company evaluated the carrying value of its goodwill under two reporting units within its single segment. During 2007, the Company combined those two reporting units into a single reporting unit to be in alignment with its organizational and management structure which was evaluated and restructured as part of the integration of our acquired businesses. As a result of the change, the Company now evaluates goodwill at the enterprise or Company level. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has reviewed the carrying value of goodwill at the enterprise level by comparing the carrying value to the estimated fair value of the entire enterprise. The fair

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

value is based on management’s estimate of the future discounted cash flows to be generated by the business as a whole and its market capitalization. These cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Management determined that the carrying value of its goodwill did not exceed the fair value and as a result believes that no impairment of goodwill existed at December 31, 2007.

The changes in the carrying amount of goodwill for the years ended December 31, 2007, and 2006 and 2005 are as follows:

Balance as of December 31, 2004	$8,534
ScottWorks Acquisition	281

Balance as of December 31, 2005	$8,815

Acquisitions or adjustments:
ScottWorks	30
Webhire	26,564
Knowledge Workers	2,474
Gantz Wiley Research	5,573
BrassRing	93,104
Psychometrics Services Ltd.	6,811

Balance as of December 31, 2006	$143,371

Acquisitions or adjustments:
Webhire	7,942
Knowledge Workers	(796)
Gantz Wiley Research	(81)
BrassRing	13,059
Psychometrics Services Ltd.	516
StraightSource (2007 acquisition)	3,791
HRC Human Resources Consulting GmbH (2007 acquisition)	5,700

Balance as of December 31, 2007	$173,502

During 2007, Goodwill was increased by $30,131 primarily as a result of the release of escrow payments of $16,500, a reduction of acquired NOL’s and related deferred tax assets and corresponding increase to goodwill in the amount of $3,284 and excess purchase price for current year acquisitions.

Intangible Assets

Intellectual property and non-compete agreements (“intangible assets”) are amortized on a straight-line basis over their estimated useful lives or contract periods, generally ranging from 3 to 20 years. The increase in customer lists during the year ended December 31, 2007 was due to acquisitions completed in 2007 (see Footnote 3—Acquisitions). The amounts were based, in part, on an analysis of the incremental cash flows expected to be derived from the customer lists using historic retention rates and an appropriate discount rate. Accumulated amortization of intangible assets was $4,091, $1,688 and $1,275 as of December 31, 2007, 2006 and 2005, respectively. Amortization expense related to these intangible assets was $2,412, $175 and $38 as of December 31, 2007, 2006 and 2005, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Intangible Assets that are subject to amortization at December 31, 2007 and 2006, consist of the following:

	Gross Carrying Value		Accumulated Amortization		Weighted Average Amortization Period (in years)
Description	2007	2006	2007	2006
Customer Lists	$12,903	$4,940	$2,839	$441	7.9
Trademarks	91	87	21	16	13.8
Fully Amortized Intangibles	1,231	1,231	1,231	1,231

Total	$14,225	$6,258	$4,091	$1,688	7.9

Estimated amortization expense for each of the next five years is as follows:

Year Ending December 31,	Amortization Expense
2008	$3,025
2009	2,142
2010	1,495
2011	1,012
2012	730

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company records “Out-of-Pocket’ Expenses Incurred (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the years ended December 31, 2007, 2006 and 2005, reimbursed expenses totaled $3,469, $1,915 and $1,436, respectively.

Income Taxes

The Company files a consolidated tax return with its subsidiaries for federal tax purposes and on a separate company basis for state tax purposes. Deferred income taxes are provided using the asset and liability method for temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts which are more likely than not expected to be realized.

Other Taxes

Non-income taxes such as sales and value-added tax are presented on a net basis.

Advertising

Advertising costs are expensed when incurred. Advertising costs for the years ended December 31, 2007, 2006, and 2005 were $554, $220 and $178, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management’s judgment and historical experience. At December 31, 2007 and 2006, self-insurance accruals totaled $355 and $340, respectively. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries. The Company does not require collateral. The clients are concentrated primarily in the Company’s U.S. market area. At December 31, 2007, there were no clients that represented more than 10% of the net accounts receivable balance. There were no clients that individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. Certain operating cash accounts may exceed the FDIC limits.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan which is available for participation to all eligible employees. Company contributions to the plan are subject to the board of director’s election to make a contribution each year. Company contributions, if elected by the board of directors, are allocated to the participants’ accounts based upon the percentage of each participant’s contributions to the plan during the given year to the total of all participant contributions. For the years ended December 31, 2007, 2006 and 2005, the Company’s board of directors elected to make a matching contribution of $655, $1,031 and $270 or 20%, 50% and 25% of employee contributions, respectively.

Earnings (Loss) Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company had a net income available to common shareholders for the period ended December 31, 2007 and 2006. The Company had a net loss available to common shareholders for the period ended December 31, 2005. As a result, the common stock equivalents of stock options, warrants and convertible securities issued and outstanding at December 31, 2005 were not included in the computation of diluted earnings per share for the period then ended as they were antidilutive. The computation of common stock equivalents excluded options to purchase 608,800 and 109,000 shares of common stock, for the years ended December 31, 2007 and 2006, respectively, as their effect was antidilutive. Options to purchase shares of common stock and restricted stock included in computation of common stock equivalents for the years ended December 31, 2007 and 2006 totaled 400,536 and 514,019, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Net income (loss) per share is computed as follows:

	Twelve Months Ended December 31,
	2007	2006	2005
Numerator:
Net income	$23,548	$15,893	$6,091
Accretion of redeemable class B common stock and redeemable class C common stock	—	—	41,488

Net income (loss) available to common shareholders	$23,548	$15,893	$(35,397)

Denominator:
Weighted average shares used to compute net income (loss) available to common shareholders per common share—basic	24,926,468	19,911,775	11,578,885
Effect of dilutive stock options and warrants	400,536	514,019	—
Weighted average shares used to compute net income (loss) available to common shareholders per common share—dilutive	25,327,004	20,425,794	11,578,885
Basic net income (loss) per share to common shareholder	$0.94	$0.80	$(3.06)
Diluted net income (loss) per share to common shareholder	$0.93	$0.78	$(3.06)

The Company has restated all shares to reflect a 0.8-for-1 reverse stock split effected on June 27, 2005.

Share-Based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006. Following the adoption we continued to recognize the cost of previously granted share-based awards under the straight-line basis and the cost for new share-based awards on a straight-line basis over the requisite service period. The pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method described in FSP FAS 123(R)-3.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable at December 31, 2007 and 2006 approximate fair value of these instruments. Redeemable preferred stock is carried at fair value, based upon redemption requirements. See footnote 9 for further discussion.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Foreign Currency Translation

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments were $1,414 and $126 for the years ended December 31, 2007 and 2006, respectively, and are reported in the equity section of the balance sheet. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss or gain on foreign currency translations and net income or loss from operations and is presented in the consolidated statement of shareholders deficiency.

Guarantees

Our software license agreements typically provide for indemnifications of customers for intellectual property infringement claims. We also warrant to customers, when requested, that our software products operate substantially in accordance with standard specifications for a limited period of time. We have not incurred significant obligations under customer indemnification or warranty provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

Reclassifications

Certain amounts in prior calendar years have been reclassified to conform with the presentation adopted in the current calendar year.

Adoption of new accounting pronouncement

On January 1, 2007, we adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2006 we had an insignificant amount of unrecognized tax benefits, none of which would materially affect our effective tax rate if recognized. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

As of January 1, 2007 unrecognized tax benefits totaled $234 which was recorded as a purchase price adjustment and an increase to goodwill. As a result of the implementation of FIN 48, our tax liabilities increased $18 which was expensed to tax expense for year ended December 31, 2007.

Our January 1, 2007, tax liabilities include $89 of interest related to the adoption of FIN 48.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

It is not expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect any change to have a significant impact on the results of operations or financial position of the Company.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141(R), Business Combinations (“FAS 141(R)”) and FAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders equity and the elimination of “minority interest” accounting in results of operations. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) will impact the accounting for the Company’s future acquisitions. We do not believe the adoption of FAS 160 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 157 will have material impact on our consolidated financial position, results of operations or cash flows.

3.	Acquisitions

HRC Human Resources Consulting GmbH

On August 20, 2007, the Company acquired all of the outstanding stock of HRC Human Resources Consulting GmbH (“HRC”), a leading consultancy for business-orientated employee surveys, based in Munich, Germany, for a purchase price of approximately $3,757 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $259, was approximately $4,016. In connection with the acquisition, $410 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against HRC under the acquisition agreement. The escrow agreement will remain in place for approximately five years from the acquisition date, and any funds remaining in the escrow account at the end of the five year period will be distributed to the former stockholders of HRC. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141, the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the finalization of the valuation of assets acquired or liabilities assumed.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

StraightSource

On June 8, 2007, the Company acquired all of the outstanding stock of Strategic Outsourcing Corporation (“StraightSource”), a provider of recruitment process outsourcing services, based in Richardson, Texas, for a purchase price of approximately $9,000 in cash and $3,174 in stock consideration. The total cost of the acquisition, including legal, accounting, and other professional fees of $40, was approximately $12,213, including acquired intangibles of $7,963, with an estimated useful life between 2.5 to 9 years. In addition, our acquisition agreement contained an earnout provision which provided for the payment of additional consideration by the Company based upon the annual revenues of StraightSource through December 31, 2007. Based upon these results, we paid an additional consideration of $2,100 in cash during the first quarter of 2008 to the former shareholders of StraightSource. The related liability has been accrued in the financial statements at December 31, 2007. In connection with the acquisition, $1,200 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against StraightSource under the acquisition agreement. The escrow agreement will remain in place for three years from the acquisition date and any funds remaining in the escrow account at the end of the three year period will be distributed to the former stockholders of StraightSource. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141, the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the finalization of the valuation of assets acquired or liabilities assumed.

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

BrassRing

On November 13, 2006, the Company acquired BrassRing, LLC, a provider of talent management solutions, combining innovative technology, consulting, and outsourcing with recruitment expertise to build successful workforces to meet the specific needs of clients, for approximately $114,708 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $3,089, was approximately $117,797. In December 2007, approximately $11,500, or 10% of the aggregate purchase price, held in an escrow was released to the former stockholders of BrassRing and is included in the amount above. There were no claims for indemnification made by the Company against BrassRing under the acquisition agreement.

BrassRing’s results of operations were included in the Company’s consolidated financial statements beginning on November 13, 2006.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and cash equivalents	$10,567
Accounts receivable	6,496
Prepaid expenses and other current assets	1,500
Property & equipment	1,776
Other long-term assets	520
Technology-related assets	368	1.5 years
Contract-related assets	416	5 years
Goodwill	106,163	Indeterminable
Other intangibles, net	24
Deferred income taxes	2,937	5 years

Less: Liabilities assumed
Accounts payable	3,875
Accrued salary	1,130
Deferred income taxes	21
Deferred revenue	7,445
Deferred rent	499

Total cash purchase price	$117,797

The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. The estimated fair values of the intangibles assets are further described below. Contract-related assets and technology-related assets are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.

The valuation of contract-related assets in the amount of $416, which relates to BrassRing’s current customer portfolio, was determined based upon estimated discounted incremental future cash flow to be received as a result of these relationships.

Goodwill from the acquisition resulted from our belief that the recruiter products developed by BrassRing will be complementary to our Kenexa Recruiter product offerings and will help us remain competitive in the talent acquisition market. As a result of an election made in 2007 pursuant to I.R.S. Section 338(g), the goodwill and related intangible assets from the BrassRing acquisition are being amortized for tax purposes over a fifteen year period.

If the BrassRing acquisition had occurred on January 1, 2006, the unaudited pro forma results of operations for the year ended December 31, 2006 would have been:

Year ended December 31, 2006
Revenue	$145,269
Net income	$14,295
Net income per share—basic	$0.72
Net income per share—diluted	$0.70

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Webhire

On January 13, 2006, the Company, acquired all of the outstanding stock of Webhire, Inc. (“Webhire”) for approximately $34,395 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $666, was approximately $35,061. In July 2007, approximately $5,000, or 14.3% of the aggregate purchase price, held in an escrow was released to the former stockholders of Webhire and is included in the amount above. There were no claims for indemnification made by the Company against Webhire under the acquisition agreement. In accordance with Statement of Financial Accounting Standard No. 141, the purchase price allocation for Webhire has been updated to reflect additional transaction fees and additional information concerning our deferred income tax analysis since the acquisition.

Webhire’s results of operations were included in the Company’s consolidated financial statements beginning on January 1, 2006.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and short-term investments	$2,849
Accounts receivable, net of allowance of $187	2,015
Prepaid expenses and other current assets	461
Property & equipment	623
Other assets	209
Trademark/tradename, service marks & domain name	20	Indeterminable
Customer Lists	1,031	22 years
Internally developed software	877	3 years
Goodwill	34,511	Indeterminable
Deferred income taxes	689	15 years

Less: Liabilities assumed
Notes payable	26
Capital lease obligations	102
Accounts payable	294
Accrued expenses	1,549
Other liabilities	1,006
Deferred revenue	5,313

Total cash purchase price	$34,995

The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141 the purchase price and related purchase price allocation has been update to reflect changes such as any additional transaction fees, the valuation of certain assets acquired or liabilities assumed and additional information concerning our deferred income tax analysis since the acquisition. The estimated fair values of the intangibles assets are further described below. Customer lists and internally developed software are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.

The valuation of customer lists in the amount of $1,031, which relates to Webhire’s current customer portfolio, was determined based upon estimated discounted incremental future cash flow to be received as a result of these relationships.

Goodwill from the acquisition resulted from our belief that the recruiter products developed by Webhire will be complementary to our Kenexa Recruiter product offerings and will help us remain competitive in the talent acquisition market. As a result of an election made in 2007 pursuant to I.R.S. Section 338(g), the goodwill and related intangible assets from the Webhire acquisition are being amortized for tax purposes over a fifteen year period.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

If the Webhire acquisition had occurred on January 1, 2005, the unaudited pro forma results of operations for the year ended December 31, 2005 would have been:

Year ended December 31, 2005
Revenues	$77,698
Net loss available to common shareholders	(34,697)
Net loss per share available to common shareholders—basic and diluted	$(3.00)

4.	Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
Equipment	$11,667	$8,914
Software	10,945	9,934
Office Furniture and fixtures	1,791	1,225
Leasehold improvements	1,575	1,282
Land	752	708
Building construction in progress	4,881	430
Software in development	2,960	237

	34,571	22,730
Less accumulated depreciation	15,394	12,139

	$19,177	$10,591

Equipment, office furniture and fixtures included capital leases totaling $2,590 and $2,499 at December 31, 2007 and 2006, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $5,172, $3,312 and $2,074 for the years ended December 31, 2007, 2006, and 2005 respectively.

5.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2007	2006
Accrued professional fees	$70	$361
Straight line rent accrual	932	1,405
Other taxes payable (non-income tax)	973	666
Income taxes payable	818	740
Other liabilities	1,405	1,614
Contingent purchase price	2,100	1,300

Total other accrued liabilities	$6,298	$6,086

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

6.	Line of Credit

On November 13, 2006, the Company entered into a secured credit agreement with PNC Bank, N.A. (the “Credit Agreement”), as administrative agent, in connection with its acquisition of BrassRing. The secured Credit Agreement increased the maximum amount available under the credit facility from $25,000 to $75,000, including a sublimit of up to $2,000 for letters of credit. Borrowings under the new credit facility are secured by substantially all of the Company’s assets and the assets of its subsidiaries. This Credit Agreement replaced the prior $25,000 revolving credit facility with PNC Bank. As of December 31, 2006 the Company had borrowings of $65,000 outstanding under the Credit Agreement with a weighted average interest rate of 7.9% per annum. In January 2007, the Company used a portion of the net proceeds of the public offering to repay all outstanding borrowings.

On March 26, 2007, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) with PNC Bank, N.A. The Amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25,000 to $50,000, including a sublimit of up to $2,000 for letters of credit. The Amendment provides that the Credit Agreement will terminate, and all borrowings will become due and payable, on March 26, 2010. The Company and each of the U.S. subsidiaries are guarantors of the obligations under the Credit Agreement, as amended.

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

Borrowings under the Revolver are collateralized generally by all the Company’s assets, including a pledge of the capital stock of its subsidiaries. The Credit Agreement contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with covenants at December 31, 2007.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

7.	Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	December 31,
	2007	2006	2005
Current
Federal	$4,866	$4,646	$1,401
Foreign	308	177	15
State and local	422	664	672

Total current	$5,596	$5,487	$2,088

Deferred
Federal	3,517	(427)	(1,119)
Foreign	836	(574)	(270)
State and local	630	(183)	(108)

Total deferred	4,983	(1,184)	(1,497)

Total income tax provision	$10,579	$4,303	$591

A reconciliation of the Company’s effective income tax rate to the U.S. statutory federal income tax rate of 34% for the year ended December 31, 2005 and U.S. statutory federal income tax rate of 35% for the years ended December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006	2005
U.S. statutory federal tax rate	35.0%	35.0%	34.0%
Foreign tax differential	(1.5)%	(2.8)%	5.2%
Deductible IPO costs	—	—	(2.5)%
Domestic production deduction	(0.5)%	—	—
Marking to market charge	—	—	17.3%
State income taxes	2.0%	2.4%	10.1%
Officer’s life insurance	0.1%	0.2%	0.4%
Other nondeductible expenses	0.7%	0.5%	0.6%
Change in valuation allowance	—	(4.7)%	(25.7)%
Use of NOL	—	—%	(30.5)%
Research and development credit	(2.7)%	(3.4)%	—
Non-taxable interest	(3.2)%	(1.8)%	—
Provision to return true-up	1.1%	(1.2)%	—
HRI trust	—	(2.9)%	—

Income tax expense (benefit)	31.0%	21.3%	(8.9)%

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred tax assets and liabilities as of December 31, 2007, 2006 and 2005 were as follows:

	December 31,
	2007	2006	2005
Deferred tax assets
Foreign net operating loss carryforwards	$1,533	$922	$1,216
Accrued expenses	175	1,160	769
Federal and state net operating carryforwards	960	136	1,672
Acquired net operating loss carryforwards	—	14,394	—
AMT tax carryforward	231	1,314	—
Deferred revenue	1,777	5,633	1,706
Accounts receivable allowance	399	588	369
Stock options	2,240	960	—
Depreciation and amortization	823	714	—
Capitalized R&D tax credits	1,329	1,541	—
Other	1	—	—

Total deferred tax assets	$9,468	$27,362	$5,732

Deferred tax liabilities
Depreciation and amortization	—	—	(127)
Amortization of intangibles and goodwill	(9,662)	(5,205)	(2,140)

Total deferred tax liabilities	(9,662)	(5,205)	(2,267)
Net deferred tax asset	$(194)	$22,157	$3,465

Valuation allowance	(653)	(12,634)	(946)
Net deferred tax asset (liability)	$(847)	$9,523	$2,519

At December 2007, the Company has remaining net operating loss carryforwards from acquisitions of $2,491 with an expiration date of 2025. Additionally, the Company is subject to Internal Revenue Code section 382 loss limitations for these acquired net operating loss carryforwards. The Company also has net operating loss carryforwards available from foreign operations of $5,094. These losses have no expiration date. Based on the uncertainty of fully utilizing these NOL’s, the Company has recorded a valuation allowance of $1,780. The Company also has state NOL carryforwards of $2,266. In 2006, the Company released $945 of its foreign valuation allowance resulting in no corresponding valuation allowance against these foreign net operating loss carryforwards as the Company believes they will be fully utilized in the future. In 2005, the Company was granted a tax holiday from the government of India for its development center located in Hyderabad, India. This tax holiday was granted for a five year period and expires in 2010. The income tax benefit on this holiday is $362 and $404 in 2007 and 2006, respectively.

A valuation allowance of $946 has been recorded at December 31, 2005. At December 31, 2005, the Company had available net operating loss carryforwards from U.S. operations of approximately $4.4 million for federal purposes which expire in the year 2022 and approximately $2.9 million for state purposes which expire in 2006 through 2022 for state purposes. At December 31, 2005, the Company also had available net operating loss carryforwards from foreign operations of approximately $4.9 million with no expiration date. In 2005, the Company reduced its valuation allowance by approximately $5.0 million due to the utilization of net operating loss carryforwards to offset the increase in income resulting in income tax expense on continuing operations of $0.6 million for the year ended December 31, 2005.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Activity in the valuation allowance account for the years ended December 31, 2007, 2006 and 2005 is presented in the table below:

	Beginning Balance	Acquired valuation allowance	Release of valuation allowance	338g election	Ending Balance
2007	$(12,634)	$(653)	$796	$11,838	$(653)
2006	(946)	(12,634)	946	—	(12,634)
2005	(5,991)		5,045	—	(946)

The Company does not provide for federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because earnings are permanently reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2007, the Company had not provided for federal income tax expense for cumulative income of individual international subsidiaries of $4,777. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. In the event of the repatriation of foreign earnings, the Company believes that it would be in a position to claim sufficient foreign tax credits for U.S. federal income taxes purposes to offset a significant amount of potential tax liability.

During 2007, the Company filed separate elections under Section 338(g) of the Internal Revenue Code to treat the acquisitions of Webhire and BrassRing as the purchase of assets for tax purposes. These elections allow the tax basis in acquired assets to be valued at their relative fair market values on the respective dates of purchase. As a result of these elections, certain deferred tax assets of Webhire and BrassRing totaling $2,942 and $342, respectively were reduced and reclassified to goodwill following the elimination of certain tax attributes, including previously recorded net operating loss carryforwards.

Non-income taxes such as sales and value-added tax are presented on a net basis.

The company does not currently have any ongoing audits with the Internal Revenue Service, the most recent year audited and closed was 2003.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31,
	Capital Leases	Operating Leases
2008	$140	$4,785
2009	60	4,434
2010	17	3,425
2011	10	2,403
2012	7	1,320

Total minimum lease payments	$234	$16,367

Less amount representing interest	15

Present value of minimum payments under capital leases	219
Less current portion	140

	$79

Rent expense was $5,824, $3,678 and $2,111 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Also, pursuant to the separation agreement, the former officer provided the Company and its subsidiaries and affiliates with a general release, and the former officer agreed to certain restrictive covenants, including confidentiality and non-disparagement, and non-competition and non-solicitation for a period of two years after the separation date, as such the company will recognize the severance expense over the non compete term.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Deferred Compensation

The Company has an unfunded deferred compensation contract with a former employee shareholder of the Company. Under the terms of the agreement, the former employee shareholder is receiving monthly retirement benefit payments of approximately $11 through June 2008. Amounts paid under this plan are payable to the former employee’s beneficiaries in the event of his death.

At December 31, 2007 and 2006, the liability under the deferred compensation plan was $73 and $96, respectively. The present value of the estimated liability, which is included in other liabilities, as determined by calculating the net present value of the retirement benefits expected to be earned by the former employee shareholder from the effective date of the agreement through retirement date using a discount rate of 8.0%. The interest expense associated with this plan was $3 and $6 for the years ended December 31, 2007 and 2006, respectively.

Litigation

On October 31, 2000, Gallup, Inc., which conducts its business under the name The Gallup Organization, filed suit against the Company in U.S. District Court for the Eastern District of Pennsylvania seeking unspecified damages and injunctive relief, alleging that the Company unlawfully raided Gallup’s employees and tortuously interfered with Gallup's relationships with former employees and customers, infringed on Gallup’s copyrighted survey language and falsely advertised aspects of the Company’s employee survey services. In November 2001, the District Court granted the Company’s motion to dismiss Gallup's claim that we conducted an unlawful raid of Gallup’s employees. In December 2002, the District Court granted the Company’s motion for summary judgment on the false advertising claim. In January 2003, the District Court granted the Company’s motion for summary judgment on the claims regarding the Company’s alleged tortuous interference with Gallup’s relationships with its former employees and its customers. Gallup did not appeal any of these rulings.

In November 2004, the District Court granted the Company’s motion for summary judgment on the copyright claim. Gallup appealed that ruling to the U.S. Court of Appeals for the Third Circuit, and the U.S. Court of Appeals reversed the judge's grant of summary judgment in the Company’s favor.

On January 27, 2006 the Company and Gallup settled the outstanding claim and entered into a confidential settlement agreement. On January 30, 2006, the Court entered a consent order relating to the settlement. The terms of the settlement will not have a material adverse effect on the Company’s results of operations or financial position.

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

9.	Shares Subject to Mandatory Redemption

Mandatory Redeemable Preferred Stock Rollforward of Shares

The Company’s mandatory redeemable preferred shares issued remained the same during the years ended December 31, 2005 and 2004 and were converted to the Company's class A common stock during the Company’s initial public offering as follows:

	Mandatory Redeemable
	Preferred Stock
	Series A	Series B
Balance, December 31, 2004	29,953	12,042
Conversion to Class A common stock	(29,953)	(12,042)

Balance, December 31, 2005	—	—

No shares were repurchased during this period. Effective with the Company’s initial public offering on June 29, 2005 these shares were converted into 1,858,376 shares of common stock.

Upon the adoption of SFAS No. 150, effective July 1, 2003 as discussed in Note 2, the Company transferred its preferred stock previously presented in the equity section of the balance sheet to the long term liability section of the Consolidated Balance Sheet. Also, effective July 1, 2003, dividends accrued on mandatory redeemable preferred stock and any accretion of mandatory redeemable preferred stock to redemption value have been classified as interest expense on the Consolidated Statement of Operations. In 2005 and 2004 the interest expense related to accrued dividends on preferred stock was $1,817, and $3,491, respectively. In 2005 and 2004 interest expense related to the accretion of preferred stock was $1,579 and $4,895, respectively.

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

The redemption price of each share of Series A and B preferred was based upon the fair market value of a share of Class A common on the redemption notice date multiplied by the participation factor, plus the stated value of $1,000 per share and all accrued and unpaid dividends. The aggregate redemption price on June 29, 2005 for the Series A preferred stock was approximately $42,200 which included 1,134,126 shares of common stock. The aggregate redemption price on June 29, 2005 for the Series B preferred stock was approximately $20,091 which included 724,250 shares of common stock. The Company accreted to the estimated redemption value of the Series A and B preferred stock through the redemption date, June 29, 2005. The Company recorded $(664) of negative accretion and $4,040 of accretion for the Series A preferred stock at December 31, 2005 and

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

2004, respectively. The Company recorded $2,243 and $1,275 of accretion for the Series B preferred stock at December 31, 2005 and 2004, respectively.

10.	Redeemable Common Stock Rollforward of Shares

The Company’s redeemable common shares issued and outstanding at December 31, 2004 were converted to the Company's class A common stock during the Company's initial public offering as follows:

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

The actual redemption price, on the date of conversion to Class A common, based upon the actual fair value of the Company’s initial offering price was $26.150. The Company recorded $20,859 and $1,545 of accretion for the Class B redeemable common at December 31, 2005 and 2004, respectively.

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The actual redemption price, on the date of conversion to Class A common, based upon the actual fair value of the Company’s initial offering price was $25,201. At December 31, 2005 and 2004, the Company recorded negative accretion of $20,630 and positive accretion of $525, respectively.

11.	Equity

Rollforward of Shares

The Company’s common shares issued and repurchased during the years ended December 31, 2007 and 2006 are as follows:

Common Shares
Class A
December 31, 2005 ending balance	17,459,044
Shares from public offering	2,641,800
Warrant exercises	250,499
Stock option exercises	387,986
Shares issued for acquisition	158,448

December 31, 2006 ending balance	20,897,777

Repurchase of shares	(1,448,091)
Shares from public offering	4,312,500
Stock option exercises	136,673
Employee Stock Purchase Plan	10,152
Restricted shares issued	16,200
Shares issued for acquisition	107,235

December 31, 2007 ending balance	24,032,446

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Stock and Voting Rights

Undesignated Preferred Stock

The Company has 100,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at December 31, 2007 or 2006. These shares have preferential rights in the event of liquidation and payment of dividends.

Common Stock

At December 31, 2007 and 2006, the Company had 100,000,000 authorized shares of common stock. At December 31, 2007 and 2006 24,032,446 and 20,897,777 shares of common stock respectively, were outstanding, net of treasury stock discussed below. Each share of common stock has one-for-one voting rights.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Treasury Stock

On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 2,000,000 shares of our common stock, of which 1,448,091 shares were repurchased at an aggregate cost of $25,482 as of December 31, 2007. These shares were restored to original status prior to December 31, 2007 and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of December 31, 2007 the amount of shares available for repurchase under the stock repurchase plan was 551,909. Through January 24, 2008, the remaining 551,909 shares available for repurchase under the stock repurchase plan were repurchased at an aggregate cost of $9,848.

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.

Shareholder Agreements

Certain shareholders have entered into shareholder agreements that define and provide for, among other things, the purchase, sale and transfer of shares in accordance with the agreements. Certain employees have purchased shares of common stock using notes. These employees elected to purchase shares in accordance with provisions under the stock purchase agreement that permitted an initial 25% cash payment at the time of purchase with the remainder due in equal annual installments each anniversary date during the next three years. The subscriptions bear no interest to the employee. The unpaid portion of subscriptions receivable has been classified as contra-equity, notes receivable for Class A common stock in the accompanying consolidated statements of shareholders’ (deficiency) equity. All outstanding notes were settled in 2006.

12.	Stock Plans

Stock Option Plan

The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Company’s Board of Directors (the “Board”) in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options to employees and directors at the discretion of the Board or a committee of the Board. The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). As of December 31, 2007, there were options and restricted stock to purchase 1,601,035 shares of common stock outstanding under the 2005 Option Plan. The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan. As of December 31, 2007, there were a total of 2,702,346 shares of common stock not subject to outstanding options and restricted stock and available for issuance under the 2005 Option Plan. The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company. Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan expires between the fifth and tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant. Unexercised stock options may expire up to 90 days after an employee’s termination.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2007 and 2006, the fair value of each grant was estimated using the Black-Scholes valuation model. Expected volatility was based upon a weighted average of peer companies,

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

comparable indices, and the Company’s stock volatility. The expected life was determined based upon an average of the contractual life and vesting period of the options. The estimated forfeiture rate was based upon an analysis of historical data. The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant. The following table provides the assumptions used in determining the fair value of the share-based awards for the year ended December 31, 2007, 2006 and 2005, respectively.

	Years ended December 31,
	2007	2006	2005
Expected volatility	47.26 – 54.95%	39.5 – 41.98%	51.3%
Expected dividends	0	0	0%
Expected term (in years)	4 – 5	4 – 5	4 – 6.5%
Risk-free rate	2.5 – 4.6%	4.6 – 5.1%	4.5%

A summary of the status of the Company’s stock options as of December 31, 2007 and 2006 and changes during the period then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2005	3,265,859	1,562,181	$11.74	638,781	$12.08

Granted	(316,333)	316,333	25.24	—	—
Exercised	—	(387,986)	11.25	—	—
Forfeited or expired	188,520	(188,520)	15.47	—	—

Balance at December 31, 2006	3,138,046	1,302,008	$14.63	321,208	$14.26
Granted—options	(539,400)	539,400	35.40	—	—
Granted—restricted stock	(16,200)	16,200	0.00	—	—
Exercised	—	(136,673)	11.42	—	—
Forfeited or expired	119,900	(119,900)	22.24	—	—

Balance at December 31, 2007	2,702,346	1,601,035	$21.18	241,335	14.96

The total intrinsic value of options outstanding, exercisable and exercised for the period ended December 31, 2007 was $6,824, $1,569 and $3,440, respectively. The weighted average fair value for options granted during the period ended December 31, 2007 and 2006 was $14.91 and $11.05, respectively.

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2007 were 5.41 and 5.15, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.17 – $ 4.62	162,104	6.01	$4.62	47,704	$4.62
$12.05 – $14.53	613,331	6.79	$12.52	143,631	$13.68
$15.60 – $17.72	102,000	3.41	$17.51	10,000	$15.60
$21.10 – $22.12	49,000	3.03	$21.58	0	$0.00
$27.25 – $28.00	42,000	3.45	$27.25	0	$0.00
$29.94 – $32.69	132,000	5.47	$32.05	40,000	$31.73
$34.10 – $36.87	484,400	4.27	$35.65	0	$0.00
$ 4.17 – $36.87	1,584,835	5.41	$21.40	241,335	$14.96

As of December 31, 2007, there was $8,351 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Option Plan and the 2000 Option Plan. That cost is expected to be recognized over a weighted-average period of 3 years.

A summary of the status of the Company’s nonvested share options and restricted stock as of December 31, 2007 and 2006 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2005	923,400	$8.10
Granted—options	316,333	11.05
Vested	(76,333)	15.31
Forfeited or expired	(182,600)	7.23

Nonvested at December 31, 2006	980,800	$8.65
Granted—options	539,400	14,91
Granted—restricted stock	16,200	31.46
Vested	(56,800)	13.26
Forfeited or expired	(119,900)	9.78

Nonvested at December 31, 2007	1,359,700	$10.73

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations:

	Year ended December 31,
	2007	2006
Cost of Revenue	$391	$513
Sales and marketing	1,006	1,109
General and administrative	2,204	1,292
Research and development	192	162

Pre-tax share-based compensation	$3,793	$3,076
Income tax	1,407	936

Share-based compensation expense, net	$2,386	$2,140

Prior to January 1, 2006 the Company accounted for stock options under Accounting Principles Board (“APB”) Opinion 25. Had compensation expense for stock options granted been determined based on the fair value at the grant dates under the provisions of SFAS 123, the Company’s pro forma net income for the period ended December 31, 2005 would have been as follows:

2005
Net income as reported	$6,091
Add: stock based employee compensation expense included in reported net income, net of tax	596
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of tax	1,544

Pro forma net income	$5,143

Accretion of redeemable class B common stock, class C common stock, series A preferred stock and series B preferred stock	41,488
Net loss available to common shareholders	$(36,345)
Basic and diluted loss per share as reported:	$(3.06)
Pro forma	$(3.14)
Weighted average fair value of outstanding options	$7.95

Between January 1, 2007 and December 31, 2007, the Company granted options to certain employees to purchase an aggregate of 539,400 shares of the Company’s common stock at a weighted exercise price of $35.40 per share. The Company granted the options at prevailing market prices ranging from $29.94 to $36.87 per share.

On August 14, 2007, the Company granted to each non-employee member of the Board of Directors 2,700 shares of restricted stock, or an aggregate of 16,200 shares of restricted stock, which will remain unvested until the date immediately preceding the Company’s 2008 annual meeting of shareholders, provided that such non-employee director has maintained continuous service on the Board of Directors through such date. The grant date fair value of the restricted stock was $31.46.

Between January 1, 2006 and December 31, 2006, the Company granted options to certain employees to purchase an aggregate of 316,333 shares of the Company’s common stock at a weighted exercise price of $25.24 per share. The Company granted the options at prevailing market prices ranging from $21.10 to $32.69 per share.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

On January 14, 2005, the Company granted options to certain employees to purchase an aggregate of 117,600 shares of the Company’s common stock at an exercise price of $4.63 per share. On January 14, 2005 the Company valued the Class A common stock at $15 per share and the excess of the underlying common stock fair value over the options exercise price was $1,220. The Company recognized $407 of this excess value as compensation expense in the year ended December 31, 2005. Total compensation expense recognized was $634 and $227 for the year ended December 31, 2005 and 2004, respectively in connection with options granted in January 2005 and January 2004.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan which was approved May 2006, enables substantially all U.S. and Foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the NASDAQ National Market, LLC on the offering date. We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with SFAS 123(R) and requires no compensation expense to be recognized. For the years ended December 31, 2007 and 2006, 10,152 and 0, respectively, shares of our common stock were purchased under the employee stock purchase plan.

Warrants

A summary of the Company’s warrant activity and balances as of December 31, 2006 and 2005, respectively, is as follows:

Warrant Class	Exercise Price	Balance at December 31, 2005	Exercised	Forfeited	Balance at December 31, 2006
Class B	$20.88	622,542	(590,022)	(32,520)	—
Class D	$4.18	158,480	(158,480)	—	—
Class E	$20.88	13,120	(13,120)	—	—

Total		794,142	(761,622)	(32,520)	—

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Company’s CEO served on the Board of Directors of a software development consulting company that provided services to the Company during the years ended December 31, 2004 and 2003 in connection with software being developed for sale. In 2004, the Company’s CEO resigned from the Board of Directors of this company. Payment for these services aggregated $84, $1,154 and $1,632, for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in software or construction in progress in property and equipment and in prepaid expense in the accompanying consolidated balance sheets. In 2003, the Company terminated its agreement with the software development consulting company. The Company paid $215 for perpetual licenses in accordance with the termination agreement. This amount is being amortized over three years. The Company’s CEO did not receive any cash compensation during 2005, 2004 or 2003 for his participation on the Board of Directors of the software development consulting company. In 2006 the Company purchased certain intangibles and property, plant and equipment for $300 from the software development consulting company.

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the years ended December 31, 2007, 2006 and 2005, the Company paid Pepper Hamilton LLP, net of insurance coverage, $1,477, $2,326 and $1,058 respectively, for general legal matters. The payments to Pepper Hamilton LLP for the year ended December 31, 2007 resulted from services performed in conjunction with our secondary offering, various acquisitions in 2007 and 2006, and other corporate matters. The amount payable to Pepper Hamilton as of December 31, 2007 and 2006 was $33 and $931, respectively.

14.	Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the year ended December 31, 2007.

	For the year ended December 31, 2007		For the year ended December 31, 2006
Country	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue
United States	$155,247	85.3%	$101,165	90.2%
United Kingdom	10,741	5.9%	3,578	3.2%
Other European Countries	5,389	3.0%	946	0.9%
Germany	2,832	1.5%	—	—%
The Netherlands	2,706	1.5%	2,367	2.1%
Canada	2,526	1.4%	2,715	2.4%
Other	2,485	1.4%	1,336	1.2%

Total	$181,926	100.0%	$112,107	100.0%

For the year ended December 31, 2005 approximately 90% of the revenues were earned within the United States.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

The following table summarizes the distribution of assets by geographic region for the years ended December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$306,276	88.0%	$238,924	89.3%
United Kingdom	16,889	4.9%	15,184	5.7%
India	14,436	4.1%	8,267	3.1%
Germany	6,888	2.0%	1,924	0.7%
Canada	2,428	0.7%	2,095	0.8%
Other	972	0.3%	1,065	0.4%

Total	$347,889	100.0%	$267,459	100.0%

15.	Short-term investments

The following is a summary of our short-term available-for-sale investments at December 31, 2007:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term investments:
Municipal securities	28,627	2	(106)	28,523
Auction market securities	29,900	—	—	29,900

Total short-term investments:	$58,527	$2	$(106)	$58,423

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of December 31, 2007.

At December 31, 2007, contractual maturities of our short-term investments were:

	Cost	Fair Value
Due in one year or less	58,527	58,423

Total	$58,527	$58,423

We had net unrealized losses related to short-term investments of 104 at December 31, 2007. The company sold available-for-sale securities for proceeds of $75,220 in 2007. We had no realized gains on the sales of these securities.

16.	Subsequent Events

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require the company to repurchase any specific number of shares, and the company may terminate the repurchase program at any time.

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

Management assessed our internal control over financial reporting as of December 31, 2007, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Grant Thornton, LLP audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Grant Thornton, LLP has issued an attestation report concurring with management’s assessment, which is included below.

(b)	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

Board of Directors and Shareholders

Kenexa Corporation

We have audited Kenexa Corporation and Subsidiaries’ (collectively, “Kenexa Corporation”) (a Pennsylvania corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kenexa Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Kenexa Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Kenexa Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Kenexa Corporation and Subsidiaries, as of December 31, 2007 and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the year then ended and our report dated February 28, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 28, 2008

(c)	Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not Applicable

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance

We incorporate by reference the information contained under the captions “Board of Directors”, “Structure and Practices of the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers and Executive Compensation” in our Definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2008 Proxy Statement”).

We have adopted a written code of business conduct and ethics, known as our Corporate Code of Conduct, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Corporate Code of Conduct is available on our Internet website, www.Kenexa.com. Any amendments to our Corporate Code of Conduct or waivers from the provisions of the Corporate Code of Conduct for our principal executive officer and our principal financial and accounting officer will be disclosed on our Internet website within four business days following the date of such amendment or waiver.

ITEM 11.	Executive Compensation

We incorporate by reference the information contained under the captions “Executive Officers and Executive Compensation”, “Report of the Compensation Committee of the Board of Directors” and “Structure and Practices of the Board of Directors” in our 2008 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our 2008 Proxy Statements.

Equity Compensation Plan Information as of December 31, 2007.

The following table sets forth, as of December 31, 2007, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity Compensation Plans approved by shareholders	1,335,300	$24.11	2,702,346
Equity Compensation Plans not approved by shareholders	265,735	$8.40

(1)	excludes number of securities to be issued upon exercise of outstanding options.

ITEM 13.	Certain Relationships, Related Transactions and Director Independence

We incorporate by reference the information contained under the caption “Certain Relationships and Related Party Transactions” and “Structure and Practices of the Board of Directors” in our 2008 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption Proposal No. 2 “Ratification of Selection of Independent Registered Public Accounting Firm” in our 2008 Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:
1.	Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2.	Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.

3.	Exhibits. See (b) below.

(b)	Exhibits:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of December 21, 2005, among Kenexa Corporation, Kenexa Technology, Inc., Kenexa Acquisition Corp., Webhire, Inc., and Gazaway L. Crittenden, solely as the representative of the Equityholders (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated December 22, 2005)

2.2	Equity Purchase Agreement and Agreement and Plan of Merger, dated as of October 5, 2006, among Kenexa Corporation, Kenexa Technology, Inc., Birmingham Acquisition Corp., BrassRing LLC, BrassRing Inc., Gannett Satellite Information Network, Inc., BRLLC Holdings Inc., Tribune National Marketing Company, Accel VI L.P., Accel Internet Fund II, L.P., Accel Keiretsu VI L.P., Accel Investors ‘98 L.P., Accel VI-S L.P., Accel Investors ‘98-S L.P., James W. Breyer, and Gerald M. Rosberg solely as the representative of the stockholders of BRINC and the selling members of BRLLC (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 6, 2006)

3.1	Amended and Restated Articles of Incorporation of Kenexa Corporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007)

3.2	Amended and Restated Bylaws of Kenexa Corporation (incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007)

4.1	Form of Specimen Common Stock Certificate of Kenexa Corporation (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 dated June 20, 2005, Registration No. 333-124028)

10.1*	Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.2*	Form of Non-Qualified Stock Option Agreement under the Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.3*	Kenexa Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.4*	Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Director) (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

Exhibit Number	Description of Document

10.5*	Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.6*	Kenexa Corporation Amended and Restated 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 20, 2006)
10.7	Investor Agreement dated April 8, 2005 among Kenexa Corporation and certain shareholders (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028) of Kenexa Corporation

10.8	Agreement Among Certain Management Shareholders dated April 8, 2005 among Kenexa Corporation and the investors named therein (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.9	Second Amended and Restated Registration Rights Agreement, dated March 29, 2001 (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.10	Agreement of Lease between Liberty Property Limited Partnership and Raymond Karsan Associates dated July 1, 1996 (incorporated by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.11	First Amendment to Agreement of Lease dated August 14, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.12	Second Amendment to Agreement of Lease dated November 8, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.13	Credit Agreement dated November 13, 2006 by and among Kenexa Technology, Inc., the several banks and other financial institutions from time to time parties hereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.24 filed with the Company’s Current Report on Form 8-K dated November 17, 2006)

10.14	Revolving Credit and Security Agreement dated July 15, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.13 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.15	First Amendment and Waiver to Revolving Credit and Security Agreement dated October 10, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.14 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.16	Second Amendment and Modification to Loan and Security Agreement dated March 22, 2005 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.15 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.17	Third Amendment and Modification to the Revolving Credit and Security Agreement dated December 29, 2005 between Kenexa Technology, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 filed with the Company's Current Report on Form 8-K dated December 30, 2005)

Exhibit Number	Description of Document

10.18	Guaranty dated July 15, 2003 by Kenexa Corporation in favor of PNC Bank, National Association 1996 (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.19	Form of Indemnification Agreements between Kenexa Corporation and each of its directors and certain officers 1996 (incorporated by reference to Exhibit 10.23 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.20*	Separation Agreement by and among Kenexa Technology, Inc., and Eliot Chack (a/k/a Elliot H. Clark), dated November 26, 2006 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated November 29, 2006)

10.21*	Form of Restricted Stock Award Agreement under the 2005 Equity Incentive Plan (Non-Employee Director) (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated August 14, 2007.)

10.22	First Amendment to the Credit Agreement dated March 26, 2007 among Kenexa Technology, Inc., the several banks and other financial institutions parties thereto and PNC Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated March 30, 2007.)

21.1	Subsidiaries of Kenexa Corporation

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Grant Thornton, LLP

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

Kenexa Corporation

/s/ NOORUDDIN S. KARSAN
Nooruddin S. Karsan
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ DONALD F. VOLK
Donald F. Volk
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on February 29, 2008 in the capacities indicated:

Signature	Title

/s/ NOORUDDIN S. KARSAN Nooruddin S. Karsan	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

/s/ DONALD F. VOLK Donald F. Volk	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ TROY A. KANTER Troy A. Kanter	President, Chief Operating Officer and Director

/s/ BARRY M. ABELSON Barry M. Abelson	Director

/s/ RENEE B. BOOTH Renee B. Booth	Director

/s/ JOSEPH A. KONEN Joseph A. Konen	Director

/s/ JOHN A. NIES John A. Nies	Director

/s/ RICHARD J. PINOLA Richard J. Pinola	Director

/s/ REBECCA MADDOX Rebecca Maddox	Director

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of December 21, 2005, among Kenexa Corporation, Kenexa Technology, Inc., Kenexa Acquisition Corp., Webhire, Inc., and Gazaway L. Crittenden, solely as the representative of the Equityholders (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated December 22, 2005)

2.2	Equity Purchase Agreement and Agreement and Plan of Merger, dated as of October 5, 2006, among Kenexa Corporation, Kenexa Technology, Inc., Birmingham Acquisition Corp., BrassRing LLC, BrassRing Inc., Gannett Satellite Information Network, Inc., BRLLC Holdings Inc., Tribune National Marketing Company, Accel VI L.P., Accel Internet Fund II, L.P., Accel Keiretsu VI L.P., Accel Investors ‘98 L.P., Accel VI-S L.P., Accel Investors ‘98-S L.P., James W. Breyer, and Gerald M. Rosberg solely as the representative of the stockholders of BRINC and the selling members of BRLLC (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 6, 2006)

3.1	Amended and Restated Articles of Incorporation of Kenexa Corporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007)

3.2	Amended and Restated Bylaws of Kenexa Corporation (incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007)

4.1	Form of Specimen Common Stock Certificate of Kenexa Corporation (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 dated June 20, 2005, Registration No. 333-124028)

4.2	Form of Amended and Restated Class B Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.4 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)

4.3	Form of Amended and Restated Class D Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.5 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)

4.4	Form of Amended and Restated Class E Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.6 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)

10.1*	Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.2*	Form of Non-Qualified Stock Option Agreement under the Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.3*	Kenexa Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

Exhibit Number	Description of Document
10.4*	Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Director) (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.5*	Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.6*	Kenexa Corporation Amended and Restated 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 20, 2006)

10.7	Investor Agreement dated April 8, 2005 among Kenexa Corporation and certain shareholders (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028) of Kenexa Corporation

10.8	Agreement Among Certain Management Shareholders dated April 8, 2005 among Kenexa Corporation and the investors named therein (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.9	Second Amended and Restated Registration Rights Agreement, dated March 29, 2001 (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.10	Agreement of Lease between Liberty Property Limited Partnership and Raymond Karsan Associates dated July 1, 1996 (incorporated by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.11	First Amendment to Agreement of Lease dated August 14, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.12	Second Amendment to Agreement of Lease dated November 8, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.13	Credit Agreement dated November 13, 2006 by and among Kenexa Technology, Inc., the several banks and other financial institutions from time to time parties hereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.24 filed with the Company’s Current Report on Form 8-K dated November 17, 2006)

10.14	Revolving Credit and Security Agreement dated July 15, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.13 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.15	First Amendment and Waiver to Revolving Credit and Security Agreement dated October 10, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.14 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.16	Second Amendment and Modification to Loan and Security Agreement dated March 22, 2005 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

Exhibit Number	Description of Document
10.17	Third Amendment and Modification to the Revolving Credit and Security Agreement dated December 29, 2005 between Kenexa Technology, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 filed with the Company's Current Report on Form 8-K dated December 30, 2005)

10.18	Guaranty dated July 15, 2003 by Kenexa Corporation in favor of PNC Bank, National Association 1996 (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.19	Form of Indemnification Agreements between Kenexa Corporation and each of its directors and certain officers 1996 (incorporated by reference to Exhibit 10.23 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.20*	Separation Agreement by and among Kenexa Technology, Inc., and Eliot Chack (a/k/a Elliot H. Clark), dated November 26, 2006 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated November 29, 2006)

10.21*	Form of Restricted Stock Award Agreement under the 2005 Equity Incentive Plan (Non-Employee Director) (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated August 14, 2007.)

10.22	First Amendment to the Credit Agreement dated March 26, 2007 among Kenexa Technology, Inc., the several banks and other financial institutions parties thereto and PNC Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form
8-K dated March 30, 2007.)

21.1	Subsidiaries of Kenexa Corporation

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Grant Thornton, LLP

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002