Form 10-Q
period 2008-03-31
KENEXA CORP
filed 2008-05-12
CIK 1114714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

On May 8, 2008, 22,529,537 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries

FORM 10-Q

Quarter Ended March 31, 2008

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

Kenexa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$39,378	$38,032
Short-term investments	7,489	58,423
Accounts receivable, net of allowance of doubtful accounts of $1,235 and $761	33,476	31,893
Unbilled receivables	4,010	2,423
Income tax receivable	917	2,008
Deferred income taxes	2,626	2,399
Prepaid expenses and other current assets	5,113	3,356

Total Current Assets	93,009	138,534
Long-term investments	21,263	—
Property and equipment, net of accumulated depreciation	21,023	17,620
Software, net of accumulated amortization	2,412	1,557
Goodwill	175,600	173,502
Intangible assets, net of accumulated amortization	9,346	10,134
Deferred financing costs, net of accumulated amortization	588	663
Other assets	6,020	5,879

Total assets	$329,261	$347,889

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,261	$5,812
Notes payable, current	40	49
Commissions payable	969	1,025
Accrued compensation and benefits	5,449	8,363
Other accrued liabilities	4,870	6,298
Deferred revenue	37,481	35,076
Capital lease obligations	110	140

Total current liabilities	54,180	56,763

Capital lease obligations, less current portion	73	94
Notes payable, less current portion	65	73
Deferred income taxes	4,632	3,246
Other liabilities	74	65

Total liabilities	59,024	60,241

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 22,821,730 and 24,032,446 shares issued and outstanding, respectively	228	240
Additional paid-in-capital	270,552	291,942
Accumulated other comprehensive income	624	1,407
Accumulated deficit	(1,167)	(5,941)

Total shareholders’ equity	270,237	287,648

Total liabilities and shareholders’ equity	$329,261	$347,889

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Subscription	$39,156	$34,687
Other	9,051	7,530

Total revenue	48,207	42,217
Cost of revenue	13,105	11,432

Gross profit	35,102	30,785

Operating expenses:
Sales and marketing	9,889	8,230
General and administrative	11,993	9,672
Research and development	4,542	4,323
Depreciation and amortization	2,151	1,430

Total operating expenses	28,575	23,655
Income from operations	6,527	7,130
Interest income, net	641	123

Income from operations before income taxes	7,168	7,253
Income tax expense	2,394	2,558

Net income	$4,774	$4,695

Basic net income per share	$0.20	$0.20
Weighted average shares used to compute net income per share – basic	23,413,071	24,047,807

Diluted net income per share	$0.20	$0.19
Weighted average shares used to compute net income per share – diluted	23,649,027	24,479,548

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common stock	Additional paid-in capital	Accumulated (deficit)	Accumulated other comprehensive income	Total stockholders’ equity	Comprehensive income
Balance, December 31, 2006	$209	$176,345	$(29,489)	$96	$147,161	$16,019

Common stock repurchase	(15)	(25,467)	—	—	(25,482)	—
Gain on currency translation adjustment	—	—	—	1,415	1,415	1,415
Unrealized loss on short-term investments	—	—	—	(104)	(104)	(104)
Share-based compensation expense	—	3,793	—	—	3,793	—
Excess tax benefits from share-based payment arrangements	—	1,284	—	—	1,284	—
Option exercises	2	1,558	—	—	1,560	—
Employee stock purchase plan		251	—	—	251	—
Public stock offering, net	43	130,355	—	—	130,398	—
Common stock issuance for earn out	—	650	—	—	650	—
Common stock issuance for StraightSource acquisition	1	3,173	—	—	3,174	—
Net income	—	—	23,548	—	23,548	23,548

Balance, December 31, 2007	$240	$291,942	$(5,941)	$1,407	$287,648	$24,859

Common stock repurchase	(13)	(24,594)	—	—	(24,607)	—
Currency translation adjustment	—	—	—	100	100	100
Unrealized loss on investments	—	—	—	(883)	(883)	(883)
Share-based compensation expense	—	1,714	—	—	1,714	—
Excess tax benefits from share-based payment arrangements	—	132	—	—	132	—
Option exercises	—	219	—	—	219	—
Employee stock purchase plan	—	90	—	—	90	—
Common stock issuance for earn out	1	1,049	—	—	1,050	—
Net income	—	—	4,774	—	4,774	4,774

Balance, March 31, 2008 (unaudited)	$228	$270,552	$(1,167)	$624	$270,237	$3,991

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$4,774	$4,695
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,151	1,430
Share-based compensation expense	1,714	715
Excess tax benefits from share-based payment arrangements	(132)	(341)
Amortization of deferred financing costs	75	510
Bed debt expense (recovery)	73	(2)
Deferred income taxes	1,029	(1,979)
Changes in assets and liabilities
Accounts and unbilled receivables	(3,255)	1,399
Prepaid expenses and other current assets	(1,760)	971
Income taxes receivable	1,091	—
Other assets	(140)	(83)
Accounts Payable	(528)	1,231
Accrued compensation and other accrued liabilities	(3,888)	(2,163)
Commissions payable	(56)	(480)
Deferred revenue	2,403	378
Other liabilities	8	(114)

Net cash provided by operating activities	3,559	6,167

Cash flows from investing activities
Purchases of property and equipment	(5,619)	(2,693)
Purchase of available-for-sale securities	(16,318)	(78,573)
Sale of available-for-sale securities	45,105	—
Acquisitions, net of cash acquired	(1,248)	(1,046)

Net cash provided by (used in) investing activities	21,920	(82,312)

Cash flows from financing activities
Repayments under line of credit	—	(65,000)
Repayments of notes payable	(17)	(32)
Share issuance from Employee Stock Purchase Plan	90	35
Repurchase of common stock	(24,607)	—
Excess tax benefits from share-based payment arrangements	132	341
Net proceeds from public stock offering	—	131,100
Deferred financing costs	—	(81)
Net proceeds from option exercises	219	397
Repayment of capital lease obligations	(42)	(59)

Net cash (used in) provided by financing activities	(24,225)	66,701

Effect of exchange rate changes on cash and cash equivalents	92	53
Net increase (decrease) in cash and cash equivalents	1,346	(9,391)
Cash and cash equivalents at beginning of period	38,032	42,502

Cash and cash equivalents at end of period	$39,378	$33,111

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$39	$622
Income taxes	$394	$1,009
Income tax receivable applied against estimated tax payments	$1,091	$—
Non-cash investing and financing activities
Common stock issuance for earn out	$1,050	$650

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—Unaudited

(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation and its subsidiaries (collectively, the “Company”) commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Between 1994 and March 31, 2008, the Company acquired 27 businesses that enable it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

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

The Company provides software, services and proprietary content that enable organizations to more effectively recruit and retain employees. Its solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. In addition, the Company offers the software applications that form the core of its solutions on an on-demand basis, which materially reduces the costs and risks associated with deploying traditional enterprise applications, and is complemented by software applications with tailored combinations of outsourcing services, consulting services and proprietary content based on the Company’s 21 years of experience assisting clients in addressing their human resource requirements.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three months ended March 31, 2008 and 2007 have been made. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008 or for any other interim period. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2007. Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.

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

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks at March 31, 2008 and for the year ended December 31, 2007 totaled $6,259 and $11,072, respectively, and represented 15.9% and 29.1%, respectively, of our total cash and cash equivalents balance at the end of each period.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Short-Term Investments

Short-term investments at March 31, 2008 include municipal bonds with maturities ranging from less than a month to 20 months, may readily be converted to cash within 7 days, and are rated A to AAA by various rating agencies. Short-term investments are recorded at fair value based on current market rates and are classified as available-for-sale. Changes in the fair value are included in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the configuration of the sites associated with our internet hosting arrangements. These costs are deferred over the implementation period which precedes the hosting period, typically three to four months, and are expensed ratably when the hosting period commences, typically one to three years. These amounts aggregated $1,680 and $1,512 at March 31, 2008 and December 31, 2007, respectively. The current portion of these deferred costs of $390 and $222 at March 31, 2008 and December 31, 2007, respectively, is included in other current assets and the non-current portion of $1,290 and $1,290 at March 31, 2008 and December 31, 2007, respectively, is included in other assets in the accompanying consolidated balance sheets.

Other Long-Term Assets

Other long-term assets primarily include cash held in escrow balances in connection with our acquisitions. These amounts will remain in other assets until the escrow term lapses after which, if there are no claims to the escrow balance, the amounts will be released from escrow as required under our acquisition agreements. The amounts are then accounted for as additional purchase consideration of the respective acquisition.

Outstanding amounts for the period March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Acquisition related escrow balances:
Knowledge workers	$100	$100
Gantz Wiley	600	600
Psychometrics Services Ltd.	758	758
StraightSource	1,200	1,200
HRC Human Resources Consulting GmbH	410	410

Total escrow balances	3,068	3,068
Other long-term assets	2,952	2,811

Total other long-term assets	$6,020	$5,879

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

The Company capitalized internal-use software costs of $2,472 for the three months ended March 31, 2008. Amortization of capitalized internal-use software costs for the three months ended March 31, 2008 and 2007 were $265 and $319, respectively.

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

The Company records “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as other revenue and not as cost reductions. Before the effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the three months ended March 31, 2008 and 2007, reimbursed expenses totaled $603 and $422, respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop-loss provisions. The Company estimated the liability based upon management’s judgment and historical experience. At March 31, 2008 and December 31, 2007, self-insurance accruals totaled $602 and $355, respectively. Management continuously reviews the adequacy of the Company’s stop-loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries. The clients are concentrated primarily in the Company’s U.S. market area. At March 31, 2008, there were no clients that represented more than 10% of the net accounts receivable balance. For the three months ended March 31, 2008 there were no clients that individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100. Certain operating cash accounts may exceed the FDIC limits.

Earnings Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. Options to purchase shares of common stock and restricted stock included in computation of common stock equivalents for the three months ended March 31, 2008 and 2007 totaled 235,956 and 431,741, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Basic and diluted earnings per share are computed as follows:

	Three months ended March 31,
	2008	2007
Numerator:
Net income	$4,774	$4,695

Denominator:
Weighted average shares used to compute net income per share – basic	23,413,071	24,047,807
Effect of dilutive stock options and warrants	235,956	431,741

Weighted average shares used to compute net income per share – dilutive	23,649,027	24,479,548

Basic net income per share	$0.20	$0.20
Diluted net income per share	$0.20	$0.19

Share-based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006. Since the adoption, we continue to recognize the cost of previously granted share-based awards on a straight-line basis and recognize the cost for new share-based awards on a straight-line basis over the requisite service period.

Adoption of new accounting pronouncement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to elect the fair value option, therefore the adoption of SFAS 159 did not have an impact on the Company’s financial statements.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable at March 31, 2008 and December 31, 2007, approximate fair value of these instruments.

3. Acquisitions

HRC Human Resources Consulting GmbH

On August 20, 2007, the Company acquired all of the outstanding stock of HRC Human Resources Consulting GmbH (“HRC”), a leading consultancy for business-orientated employee surveys, based in Munich, Germany, for a purchase price of approximately $3,757 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $372, was approximately $4,129. In connection with the acquisition, $410 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against HRC under the acquisition agreement. The escrow agreement will remain in place for approximately five years from the acquisition date, and any funds remaining in the escrow account at the end of the five year period will be distributed to the former stockholders of HRC. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141, the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the finalization of the valuation of assets acquired or liabilities assumed.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

StraightSource

On June 8, 2007, the Company acquired all of the outstanding stock of Strategic Outsourcing Corporation (“StraightSource”), a provider of recruitment process outsourcing services, based in Richardson, Texas, for a purchase price including contingent consideration of approximately $12,150 in cash and $4,224 in stock consideration. The total cost of the acquisition, including legal, accounting, and other professional fees of $40, was approximately $16,414, including acquired intangibles of $7,963, with an estimated useful life between 2.5 and 9 years. The payment of additional consideration by the Company was based upon the annual revenues of StraightSource through December 31, 2007. Based upon these results, contingent consideration of $4,200 was paid in cash and equity during the first quarter of 2008 to the former shareholders of StraightSource. In the financial statements at December 31, 2007, $2,100 of the liability had been accrued and an additional $2,100 was determined to be payable in March 2008. In connection with the acquisition, $1,200 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against StraightSource under the acquisition agreement. The escrow agreement will remain in place for three years from the acquisition date and any funds remaining in the escrow account at the end of the three year period will be distributed to the former stockholders of StraightSource. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141, the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the finalization of the valuation of assets acquired or liabilities assumed.

4. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007
Equipment	$12,252	$11,667
Software	12,799	10,945
Office Furniture and fixtures	1,986	1,791
Leasehold improvements	1,591	1,575
Land	752	752
Building construction in progress	—	4,881
Building	6,311	—
Software in development	4,312	2,960

	40,003	34,571
Less accumulated depreciation	16,568	15,394

	$23,435	$19,177

Equipment, office furniture and fixtures included capital leases in the amount of $2,590 at March 31, 2008. Depreciation and amortization expense, including amortization of assets under capital leases, was $1,362 and $1,249 for the periods ended March 31, 2008 and 2007, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2008	December 31, 2007
Accrued professional fees	$205	$70
Straight line rent accrual	981	932
Other taxes payable (non-income tax)	798	973
Income taxes payable	1,688	818
Other liabilities	1,198	1,405
Contingent purchase price	—	2,100

Total other accrued liabilities	$4,870	$6,298

6. Line of Credit

On November 13, 2006, the Company entered into a secured credit agreement with PNC Bank, N.A. (the “Credit Agreement”), as administrative agent, in connection with an acquisition. This Credit Agreement replaced the prior $25,000 revolving credit agreement with PNC Bank and increased the maximum amount available under the credit facility from $25,000 to $75,000, including a $25,000 revolving credit facility, a $50,000 term loan and a sublimit of up to $2,000 for letters of credit. Borrowings under the new credit facility are secured by substantially all of the Company’s assets and the assets of its subsidiaries. As of December 31, 2006, the Company had borrowings of $65,000 outstanding under the Credit Agreement with a weighted average interest rate of 7.9% per annum. In January 2007, the Company used a portion of the net proceeds of its public offering to repay all outstanding borrowings, including the entire balance of the term loan under the Credit Agreement.

On March 26, 2007, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) with PNC Bank, N.A. The Amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25,000 to $50,000, including a sublimit of up to $2,000 for letters of credit. In January 2007, the Company repaid the balance of its obligations relating to the term loan portion of the Credit Agreement with the net proceeds from the Company’s public offering of its common stock. The Amendment provides that the Credit Agreement will terminate, and all borrowings will become due and payable, on March 26, 2010. The Company and each of the U.S. subsidiaries of Kenexa Technology are guarantors of the obligations of Technology under the Credit Agreement, as amended by the Amendment. As of March 31, 2008, there were no outstanding borrowings under the Credit Agreement.

The Company’s borrowings under the Credit Agreement bear interest at tiered rates based upon the ratio of Net Funded Debt to EBITDA as defined in the Third Amendment. The Company may also elect interest rates on its borrowings calculated by reference to LIBOR plus a margin based upon the ratio of its Net Funded Debt to EBITDA. Interest on LIBOR borrowings is calculated on an actual/360 day basis and is paid on the last day of each interest period. LIBOR advances are available for periods of 1, 2, 3 or 6 months. LIBOR pricing is adjusted for any statutory reserves.

Borrowings under the Revolver are collateralized generally by the Company’s assets, including a pledge of the capital stock of its subsidiaries. The Credit Agreement contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with covenants at March 31, 2008.

The Company has issued an irrevocable stand-by letter of credit for $500 for security on its sublease for its Waltham, MA office facility. The stand-by letter of credit automatically renews annually on June 30th, with 60 days cancellation notice until its expiration on June 28, 2011.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

7. Commitments and Contingencies

Litigation

We are involved in claims, that arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

8. Equity

Rollforward of Shares

The Company’s common shares issued and repurchased for the three months ended March 31, 2008 and the year ended December 31, 2007 are as follows:

Common Shares
Class A
December 31, 2006 ending balance	20,897,777
Repurchase of shares	(1,448,091)
Shares from public offering	4,312,500
Stock option exercises	136,673
Employee stock purchase plan	10,152
Restricted shares issued	16,200
Shares issued for acquisition	107,235

December 31, 2007 ending balance	24,032,446

Repurchase of shares	(1,316,009)
Stock option exercises	44,740
Employee stock purchase plan	4,677
Shares issued for earn out	55,876

March 31, 2008 ending balance	22,821,730

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock, of which 764,100 shares were repurchased at an aggregate cost of $14,760 as of March 31, 2008. These shares were restored to original status and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of March 31, 2008 the number of shares available for repurchase under the stock repurchase plan was 2,235,900. Through May 5, 2008, an additional 292,193 shares available for repurchase under the stock repurchase plan were repurchased at an aggregate cost of $5,235.

On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 2,000,000 shares of our common stock, of which 1,448,091 shares were repurchased at an aggregate cost of $25,482 as of December 31, 2007. These shares were restored to original status prior to December 31, 2007 and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of December 31, 2007 the number of shares available for repurchase under the stock repurchase plan was 551,909. Through January 24, 2008, the remaining 551,909 shares available for repurchase under the stock repurchase plan were repurchased at an aggregate cost of $9,848.

On January 18, 2007, the Company completed a public offering of 3,750,000 shares of its common stock at a price of $31.86 per share. Net proceeds to the Company aggregated approximately $113,298 after payment of all offering fees, underwriters’ commission and offering expenses of $6,177. On January 24, 2007, the underwriters exercised their over-allotment option under the terms of the underwriting agreement to purchase 562,500 additional shares of common stock. Net proceeds to the Company following the sale of the overallotment shares were $17,100.

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

As of March 31, 2008, there were options and restricted stock to purchase 1,932,895 shares of common stock outstanding under the 2005 Option Plan. The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan. As of March 31, 2008, 2,701,946 shares of common stock not subject to outstanding options and restricted stock were available for issuance under the 2005 Option Plan. The purpose of stock options is to recognize past services rendered and to provide additional incentive to contribute to the continued success of the Company. Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan expire between the fifth and tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant. Unexercised stock options may expire up to 90 days after an employee’s termination.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2008 and 2007, the fair value of each grant was estimated using the Black-Scholes valuation model. Expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility. The expected life was determined based upon an average of the contractual life and vesting period of the options, in accordance with SAB 107. The estimated forfeiture rate was based upon an analysis of historical data. The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant. The following table provides the assumptions used in determining the fair value of the share-based awards for the period ended March 31, 2008 and the year ended December 31, 2007, respectively.

	March 31, 2008	Year ended December 31, 2007
Expected volatility	56.23%	47.26 –54.95%
Expected dividends	0	0
Expected term (in years)	3.75	4 – 5
Risk-free rate	2.56%	2.5 – 4.6%

A summary of the status of the Company’s stock options as of March 31, 2008 and December 31, 2007 and changes during the period then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2006	3,138,046	1,302,008	$14.63	321,208	$14.26
Granted – options	(539,400)	539,400	35.40	—	—
Granted – restricted stock	(16,200)	16,200	0.00	—	—
Exercised	—	(136,673)	11.42	—	—
Forfeited or expired	119,900	(119,900)	22.24	—	—

Balance at December 31, 2007	2,702,346	1,601,035	$21.18	241,335	14.96

Granted – options	(399,000)	399,000	18.66	—	—
Exercised	—	(44,740)	4.90	—	—
Forfeited or expired	22,400	(22,400)	29.09	—	—

Balance at March 31, 2008	2,325,746	1,932,895	20.94	311,395	12.60

The total intrinsic values of options outstanding, exercisable and exercised for the period ended March 31, 2008 were $5,684, $2,360 and $619, respectively. The weighted average fair values for options granted during the three months ended March 31, 2008 and the year ended December 31, 2007 were $8.25 and $14.91, respectively. The weighted-average remaining contractual terms (in years) of options outstanding and exercisable as of March 31, 2008 were 5.07 and 5.48, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Stock Plans (continued)

A summary of the status of the Company’s nonvested share options and restricted stock as of March 31, 2008 and December 31, 2007 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2006	980,800	$8.65
Granted—options	539,400	14.91
Granted—restricted stock	16,200	31.46
Vested	(56,800)	13.26
Forfeited or expired	(119,900)	9.78

Nonvested at December 31, 2007	1,359,700	$10.73

Granted—options	399,000	8.25
Vested	(114,800)	11.96
Forfeited or expired	(22,400)	12.10

Nonvested at March 31, 2008	1,621,500	$10.01

Between January 1, 2008 and March 31, 2008, the Company granted options to certain employees to purchase an aggregate of 399,000 shares of the Company’s common stock at a weighted exercise price of $18.66 per share. The Company granted the options at prevailing market prices at $18.66 per share.

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

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations:

	For the three months ended March 31,
	2008	2007
Cost of revenue	$84	$177
Sales and marketing	284	179
General and administrative	1,247	321
Research and development	99	38

Pre-tax share-based compensation	$1,714	$715
Income tax benefit	488	278

Share-based compensation expense, net	$1,226	$437

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Stock Plans (continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan approved in May 2006 (the “Plan”), enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the NASDAQ National Market, LLC on the offering date. We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with SFAS 123(R) and requires no compensation expense to be recognized. For the periods ended March 31, 2008 and December 31, 2007, 4,677 and 10,152 shares of our common stock, respectively, were purchased under the Plan.

10. Related Party Transactions

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the three months ended March 31, 2008 and 2007, the Company paid Pepper Hamilton LLP, $37 and $276, respectively, for general legal matters. The amounts payable to Pepper Hamilton as of March 31, 2008 and December 31, 2007 were $30 and $33, respectively.

11. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate. The 2008 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings in subsidiaries outside the U.S. in jurisdictions where the effective rate is lower than in the U.S. and tax exempt interest income.

Adoption of new accounting pronouncement

On January 1, 2007, we adopted the Financial Accounting Standard Board’s Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Our policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations. Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three months ended March 31, 2008 and 2007.

	For the three months ended March 31, 2008		For the three months ended March 31, 2007
Country	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue
United States	$37,770	78.4%	$36,817	87.2%
United Kingdom	4,087	8.5%	2,986	7.1%
Germany	1,027	2.1%	127	0.3%
The Netherlands	466	1.0%	542	1.3%
Other European Countries	2,112	4.4%	1,148	2.7%
Canada	986	2.0%	240	0.6%
Other	1,759	3.6%	357	0.8%

Total	$48,207	100.0%	$42,217	100.0%

The following table summarizes the distribution of assets by geographic region as of March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$288,112	87.5%	$306,276	88.0%
United Kingdom	18,295	5.6%	16,889	4.9%
India	12,306	3.7%	14,436	4.1%
Germany	7,242	2.2%	6,888	2.0%
Canada	2,332	0.7%	2,428	0.7%
Other	974	0.3%	972	0.3%

Total	$329,261	100.0%	$347,889	100.0%

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

13. Short-term and long-term investments

On March 31, 2008 the Company had the following investments totaling approximately $28,752.

Type of investment:	Asset classification	Amount
Municipal securities	Short-term	$7,489
Auction rate securities	Long-term	21,263

Total investments:		$28,752

Beginning in March 2008, the Company experienced failed auctions for 15 auction rate securities (“ARS”) issues representing principal and interest of $21,263. However, during the three months ended March 31, 2008, the Company sold 7 ARS issues with principal balances totaling $10,500. The Company determined that a temporary impairment of its ARS has occurred and therefore recorded a charge of $978, with no tax benefit, to accumulated other comprehensive income as of March 31, 2008. Additionally, due to the current uncertainty surrounding the ability to liquidate its ARS securities over the next twelve months, the Company has reclassified these investments to long-term assets from short-term assets as of December 31, 2007. These securities will continue to accrue interest at the contractual rate and will be auctioned every 90 days until sold. Based on the size of this investment, the Company’s ability to access cash and other short investments, and expected operating cash flows, the Company does not anticipate the illiquidity of this investment to affect its operations.

As a result of the changes in the ARS market we have adjusted the fair value of our ARS investment portfolio using a discounted cash flow model to determine the estimated fair value of our ARS investments as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include level three inputs, as defined in SFAS No. 157, Fair Value Measurements, such as estimates for interest rates, the amount of cash flows and an expected holding period of the ARS. Based upon our assessment, the fair value of our ARS investments declined approximately $1.0 million for the three months ended March 31, 2008 to $21.3 million, which was deemed temporary and was recognized in accumulated other comprehensive income (loss). In the future we will continue to monitor the ARS market and depending upon market conditions and our own cash requirements may record additional temporary losses if appropriate.

14. Subsequent Events

On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $19,753, in cash. In addition, the acquisition agreement contains an earn out provision which provides for the payment of additional consideration by the Company based upon the gross margins of Quorum. In connection with the acquisition, $5,500 of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement. The escrow agreement will remain in place for eighteen months from the acquisition date and any funds remaining in the escrow account at the end of the eighteen month period will be distributed to the former stockholders of Quorum.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, plans, objectives, expectations and intentions and other statements contained herein that are not historical facts and statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning. These statements may contain, among other things, guidance as to future revenue and earnings, operations, prospects of the business generally, intellectual property and the development of products. These statements are based on our current beliefs or expectations and are inherently subject to various risks and uncertainties, including those set forth under the caption “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors, our ability to implement business and acquisition strategies or to complete or integrate acquisitions. We do not undertake any obligation to update any forward-looking statements contained herein as a result of new information, future events or otherwise. References herein to “Kenexa,” “we,” “our,” and “us” collectively refer to Kenexa Corporation, a Pennsylvania corporation, and all of its direct and indirect U.S., U.K., Canada, India, and other foreign subsidiaries.

1. Overview

We provide software, services and proprietary content that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We offer the software applications that form the core of our solutions on an on-demand basis, which materially reduces the costs and risks associated with deploying traditional enterprise applications. We complement our software applications with tailored combinations of outsourcing services, consulting services and proprietary content based on our 21 years of experience assisting clients in addressing their human resource requirements. Together, our software applications and services form solutions that we believe enable our clients to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the three months ended March 31, 2008 and 2007, revenue from these subscriptions comprised approximately 81.2% and 82.2%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. As a result, since 1999 discrete professional services have represented a consistently decreasing percentage of our revenue. We expect that trend to continue.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2007, we had a client base of approximately 4,000 companies, including approximately 199 companies on the Fortune 500 list published in April 2007. Our client base includes companies that we billed for services during the year ended December 31, 2007 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $26.7 million, or 55.4%, of our total revenue for the three months ended March 31, 2008.

2. Recent Events

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock, of which 764,100 shares were repurchased at an aggregate cost of $14.8 million as of March 31, 2008. These shares were restored to original status and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of March 31, 2008 the number of shares available for repurchase under the stock repurchase plan was 2,235,900. Through May 5, 2008, an additional 292,193 shares available for repurchase under the stock repurchase plan were repurchased at an aggregate cost of $5.2 million.

On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 2,000,000 shares of our common stock, of which 1,448,091 shares were repurchased at an aggregate cost of $25.5 million as of December 31, 2007. As of January 24, 2008, the remaining 551,909 shares available for repurchase under the stock repurchase plan were repurchased at an aggregate cost of $9.8 million. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.

On August 20, 2007, we acquired HRC Human Resources Consulting GmbH (“HRC”), a leading consultancy for business-orientated employee surveys, based in Munich, Germany, for a purchase price of approximately $3.8 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.3 million, was approximately $4.1 million. The acquisition of HRC provides us with a presence in Germany and enhances our expansion in European countries.

On June 8, 2007, we acquired StraightSource, a provider of recruitment process outsourcing services, based in Dallas, Texas, for a purchase price including contingent consideration of approximately $12.2 in cash and $4.2 in stock consideration. The total cost of the acquisition was approximately $16.4 million. The payment of additional consideration was based upon the annual revenues of StraightSource through December 31, 2007. Based upon these results, contingent consideration of $4.2 million was paid in cash and equity during the first quarter of 2008 to the former shareholders of StraightSource. We expect that the acquisition of StraightSource will provide additional efficiency to our exempt and non-exempt recruitment offering and expand our distribution capabilities in the Southwest market.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will maintain our renewal rate of approximately 90.0% of the aggregate contract value up for renewal for 2008. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of the invoice date. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As the subscription component of our revenue has grown and clients’ willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown. As of March 31, 2008, deferred revenue increased to $37.5 million from $35.1 million as of December 31, 2007. We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

We generate a majority of our revenue within the United States. Approximately 78.4% of our total revenue was derived from sales in the United States for the three months ended March 31, 2008. Approximately 13.6% of our total revenue was generated from clients in Canada, Germany, the Netherlands and the United Kingdom for the three months ended March 31, 2008. Revenue from other clients amounted to approximately 8.0% of our total revenue for the three months ended March 31, 2008.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands:

	For the year ended December 31,	For the three months ended March 31,
	2007	2008	2007
		(unaudited)	(unaudited)
Total Revenue	$181,926	$48,207	$42,217
Subscription revenue as a percentage of total revenue	81.7%	81.2%	82.2%
Income from operations	$31,029	$6,527	$7,130
Net cash provided by operating activities	$38,563	$3,559	$6,167

		As of March 31,
		2008	2007
		(unaudited)	(unaudited)
Deferred revenue		$37,481	$31,655

The following is a discussion of significant terms used in the tables above.

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statements of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provide us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. We expect that the percentage of subscription revenue will be in the range of 78% to 83% of our total revenues through at least 2008. Subscription revenue as a percentage of total revenue may be impacted by the nature of the revenue earned by entities that we acquire.

Net cash provided by operating activities. Net cash provided by operating activities is taken from our consolidated statement of cash flows and represents the amount of cash generated by our operations that is available for investing and financing activities. Generally, our net cash provided by operating activities has exceeded our operating income primarily due to the positive impact of deferred revenue. We expect this trend to continue because of the advance payment structure of our subscription agreements and because as our sales increase, we expect incremental costs to decline.

Deferred revenue. We generate revenue primarily from multi-year subscriptions for our on-demand talent acquisition and employee performance management solutions. We recognize revenue from these subscription agreements ratably over the hosting period, which is typically one to three years. We generally invoice our clients in quarterly or monthly installments in advance. Deferred revenue, which is included in our consolidated balance sheets, is the amount of invoiced subscriptions in excess of the amount recognized as revenue. Deferred revenue represents, in part, the amount that we will record as revenue in our consolidated statements of operations in future periods. As the subscription component of our revenue has grown and customer willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown. We expect this trend to continue.

The following table reconciles beginning and ending deferred revenue for each of the periods shown, in thousands:

	For the year ended December 31,	For the three months ended March 31,
	2007	2008	2007
		(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$31,251	$35,076	$31,251
Total invoiced subscriptions during period	152,367	41,561	35,091
Deferred revenue from acquisitions	120	—	—
Subscription revenue recognized during period	(148,662)	$(39,156)	$(34,687)

Deferred revenue at end of period	$35,076	37,481	31,655

5. Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2008		2007
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription revenue	$39,156	81.2%	$34,687	82.2%
Other revenue	9,051	18.8%	7,530	17.8%

Total revenue	48,207	100.0%	42,217	100.0%
Cost of revenue	13,105	27.2%	11,432	27.1%

Gross profit	35,102	72.8%	30,785	72.9%
Operating expenses:
Sales and marketing	9,889	20.5%	8,230	19.5%
General and administrative	11,993	24.9%	9,672	22.9%
Research and development	4,542	9.4%	4,323	10.2%
Depreciation and amortization	2,151	4.5%	1,430	3.4%

Total operating expenses	28,575	59.3%	23,655	56.0%

Income from operations	6,527	13.5%	7,130	16.9%
Interest income, net	641	1.3%	123	0.3%

Income from operations before income taxes	7,168	14.9%	7,253	17.2%
Income tax expense	2,394	5.0%	2,558	6.1%

Net income	$4,774	9.9%	$4,695	11.1%

Revenue

Total revenue increased by $6.0 million or 14% to $48.2 million during the three months ended March 31, 2008 compared to the same period in 2007. Our subscription revenue increased by $4.5 million or 13% to $39.2 million during the three months ended March 31, 2008 compared to the same period in 2007. Subscription revenue represented approximately 81% of our revenue for the three months ended March 31, 2008. Our other revenue increased by $1.5 million or 20% to $9.0 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase in our revenues for the quarter ended March 31, 2008, as compared to the same period in 2007, is attributable to an increase in hiring, retention and other products and services totaling $4.1 million, $2.8 million and $0.6 million, respectively, partially offset by a decrease due to the loss of one customer totaling $1.5 million. For the remainder of the year we expect subscription-based revenue and other revenue to increase from the prior year due to customer acquisitions and additional sales to existing customers.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our clients. Additionally, our application hosting costs, amortization of third-party license royalty costs, technical support personnel costs, allocated overhead and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our client base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue. As our business expands, we expect that third-party license royalty costs and personnel costs associated with the delivery of our solutions will continue to fall within a range of approximately 26% to 30% of revenue.

Cost of revenue increased by $1.7 million or 15% to $13.1 million for the three months ended March 31, 2008 compared to the same period in 2007. The addition of 195 employees, primarily brought on by our recent acquisitions contributed approximately $1.6 million to the cost of revenue increase for the three months ended March 31, 2008 compared to the prior year. Additionally, other consulting and external services needed to support our customer’s requirements added approximately $0.1 million to the increase during the quarter ended March 31, 2008. As a percentage of revenue, cost of revenue remained the same at approximately 27% for the three months ended March 31, 2008 and 2007.

Sales and Marketing (“S&M”) Expense

S&M expense primarily consists of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements. Investment in sales and marketing commencing in 2003 resulted in significant revenue growth during 2004 through 2007. We intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients. As a result, we expect S&M expense to increase in total dollars and as a percentage of revenue for the next twelve months.

S&M expense increased by $1.7 million or 20% to $9.9 million for the three months ended March 31, 2008 compared to the same period in 2007. Increased salary, bonus and bad debt expenses contributed approximately $0.9 million, $0.3 million and $0.5 million, respectively, to the increase in S&M expense during the quarter ended March 31, 2008 compared to the prior year. The increase in salary expense was attributable to the addition of 53 employees to support our increased sales efforts. As a percentage of revenue, S&M expense increased from 20% to 21% for the three months ended March 31, 2008 compared to the same period in 2007 due to increased expense.

General and Administrative (“G&A”) Expense

G&A expense primarily consists of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. As we expand our business and incur additional expenses associated with being a public company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies, we believe that G&A expense will increase in dollar amount and may increase as a percentage of revenue in 2008 and future periods.

G&A expense increased by $2.3 million or 24% to $12.0 million for the three months ended March 31, 2008 compared to the same period in 2007. The $2.3 million increase for the quarter ended March 31, 2008 was due primarily to an increase in staff-related expenses including salary, bonus, and stock compensation expense of $0.3 million, $0.2 million, and $0.9 million, respectively. In addition professional fees and other expenses contributed $0.5 million and $0.4 million, respectively, to the increase during the quarter ended March 31, 2008 compared to the prior year. As a percentage of revenue, G&A expense increased from 23% to 25% for the three months ended March 31, 2008 compared to the same period in 2007 due to increased expense.

Research and Development (“R&D”) Expense

R&D expense primarily consists of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel. Our R&D efforts have been devoted primarily to new product offerings and incidental enhancements and upgrades to our existing products. Historically, we have capitalized a small percentage of our R&D expense. Capitalized R&D expense totaled $2.2 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. The remaining R&D expense has been expensed as incurred. We expect R&D expense to increase in the future as we employ more personnel to support enhancements of our solutions and new solutions offerings. However, we expect R&D expense to decrease as a percentage of revenue primarily due to increased efficiencies from our global development center.

R&D expense increased by $0.2 million or 5% to $4.5 million for the three months ended March 31, 2008 compared to the same period in 2007. The $0.2 million increase in R&D expense for the three months ended March 31, 2008 was primarily due to additional developers hired to support product development. As a percentage of revenue, R&D expense decreased from 10% to 9% for the three months ended March 31, 2008 compared to the same period in 2007.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.7 million or 50% to 2.1 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to software development and building costs. In the future, we expect depreciation and amortization expense to increase due an increase in capital purchases.

Income tax expense on operations

Income tax expense on operations decreased by $0.2 million or 6% to 2.4 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in expense was due to a larger portion of our taxable income being generated in jurisdictions with lower effective tax rates and decreasing in jurisdictions with higher tax rates.

6. Liquidity and Capital Resources

Since our formation in 1987, we have financed our operations primarily through internally generated cash flows, our line of credit and the issuance of preferred and common stock. As of March 31, 2008, we had cash and cash equivalents of $39.4 million and short term investments of $7.5 million.

Our cash provided from operations was $3.6 million and $6.2 million for the three months ended March 31, 2008 and 2007, respectively. Cash provided by investing activities was $21.9 million for the three months ended March 31, 2008 and cash used in investing activities was $82.3 million for the three months ended March 31, 2007. Cash used in financing activities was $24.2 million for the three months ended March 31, 2008 and cash provided by financing activities was $66.7 million for the three months ended March 31, 2007. Our net increase in cash and cash equivalents was $1.3 million for the three months ended March 31, 2008, resulting primarily from our operating activities, and our net decrease in cash and cash equivalents was $9.4 million for the three months ended March 31, 2007, resulting primarily from our investment in short-term investments. We expect positive cash flow to continue in future periods.

In connection with our November 8, 2007 and February 20, 2008 stock repurchase plans we repurchased 1,316,009 shares of our common stock at an average price of $18.66 per share and an aggregate cost of $24.6 million for the three months ended March 31, 2008.

On March 26, 2007, we entered into a First Amendment to Credit Agreement with PNC Bank. The Amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25 million to $50 million, including a sublimit of up to $2 million for letters of credit. The First Amendment to the Credit Agreement provides that the Credit Agreement will terminate, and all borrowings will become due and payable, on March 26, 2010.

Operating Activities

Net cash provided by operating activities was $3.6 million and $6.2 million for the three months ended March 31, 2008 and 2007, respectively. Net cash provided by operating activities for the three months ended March 31, 2008 resulted primarily from net income of approximately $4.8 million, non-cash charges to net income of $4.0 million, and an increase in deferred revenue of $2.4 million, partially offset by changes in working capital of $4.2 million, and increase in accounts receivable of $3.3 million and a $0.1 million reduction in taxes payable resulting from the excess tax benefits from share based payments. Net cash provided by operating activities for the three months ended March 31, 2007 primarily resulted from net income of approximately $4.7 million, non-cash charges to net income of $2.7 million, a decrease in accounts receivables of $1.4 million and an increase in deferred revenue of $0.4 million, partially offset by changes in working capital of $2.7 million and a $0.3 million reduction in taxes payable resulting from the excess tax benefits from share based payments.

Investing Activities

Net cash provided by and used in investing activities was $21.9 million and $82.3 million for the three months ended March 31, 2008 and 2007, respectively. Cash flows from investing activities for the three months ended March 31, 2008 and 2007 consisted of the following:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Scottworks acquisition	$0.1	$—
Gantz Wiley Research acquisition	—	0.6
BrassRing acquisition	—	0.1
PSL acquisition	—	0.3
StraightSource acquisition	1.1	—
HRC acquisition	0.1	—
Capitalized software and purchases of computer hardware	5.6	2.7
Purchases of available-for-sale investments	16.3	78.6
Sales of available-for-sale investments	(45.1)	—

Total Cash flows (provided by) used in investing activities	$(21.9)	$82.3

In the future, we expect our capital expenditures to increase as revenues increase and business needs arise.

Financing Activities

Net cash used in and provided by financing activities was $24.2 million and $66.7 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, net cash used in financing activity consisted of repurchases of our common shares of $24.6, partially offset by net proceeds from stock option exercises of $0.2 million, excess tax benefits from share-based payment arrangements of $0.1 million and proceeds from our employee stock purchase plan of $0.1million. For the three months ended March 31, 2007, net cash provided by financing activity consisted of net proceeds from our public offering of $131.1 million, net proceeds from stock option exercises of $0.4 million and excess tax benefits from share-based payment arrangements of $0.4 million, partially offset by the repayment of our credit facility of $65.0 million, capital lease obligations of $0.1 million and deferred financing costs of $0.1 million.

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

Our short term and long-term investments consist of auction rate securities (“ARS”) and municipal securities with balances as of March 31, 2008 and December 31, 2007 as follows (in millions):

Type of Investment	March 31, 2008	% total	December 31, 2007	% total
Short term investments:
Municipal bonds	7.5	26%	28.5	49%
Auction rate securities	—	—	29.9	51%

Total short term investments	7.5	26%	58.4	100%

Long term investments:
Auction rate securities	21.3	74%	—	—

Total investments	$28.8	100%	$58.4	100%

Our ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to recent uncertainty in the credit markets some of our holdings in our ARS investment portfolio have failed to settle on their respective settlement dates resulting in illiquidity in these investments. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity dates of the underlying securities of our ARS investments range from 4 to 31 years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short term liquidity requirements and do not anticipate that we will need to access our ARS investments for additional liquidity.

As a result of the changes in the ARS market we have adjusted the fair value of our ARS investment portfolio using a discounted cash flow model to determine the estimated fair value of our ARS investments as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include level three inputs, as defined in SFAS No. 157, Fair Value Measurements, such as estimates for interest rates, the amount of cash flows and an expected holding period of the ARS. Based upon our assessment, the fair value of our ARS investments declined approximately $1.0 million for the three months ended March 31, 2008 to $21.3 million, which was deemed temporary and was recognized in accumulated other comprehensive income (loss). In the future we will continue to monitor the ARS market and depending upon market conditions and our own cash requirements may record additional temporary losses if appropriate.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to uncollectible accounts receivable and accrued expenses. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

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

Subscription fees and support revenues are recognized on a monthly basis over the terms of the contracts. Amounts that have been invoiced are recorded in accounts receivable or in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

We record out-of-pocket expenses incurred in accordance with EITF issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which requires that reimbursements received for out-of-pocket expenses be classified as revenue and not as cost reductions. Before the December 15, 2001 effective date of EITF Issue 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the three months ended March 31, 2008, reimbursed expenses totaled $0.6 million.

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

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances indicate that the carrying value may not be recoverable. We have reviewed the carrying values of goodwill of each business unit by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Through March 31, 2008, we have not observed any changes to our business units which would lead us to believe that our goodwill or other identified intangibles’ carrying value exceeds their fair values.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop-loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability reserve for self-insurance claims. For the three months ended March 31, 2008 our self-insurance accrual totaled $0.6 million. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the three months ended March 31, 2008, approximately 78.4% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S-generated sales would not have resulted in a material change to our results. As of March 31, 2008, we were not engaged in any foreign currency hedging activities.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments were approximately $0.1 million for the three months ended March 31, 2008, and are included in accumulated other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities.

The following table provides information regarding our repurchase of our common stock during the first quarter of 2008:

Period	Total Number of Shares Purchased	Weighted Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008(1)	551,909	$17.79	551,909	—
February 1, 2008 – February 29, 2008(2)	230,300	$21.71	230,300	2,769,700
March 1, 2008 – March 31, 2008	533,800	$18.24	533,800	2,235,900

Total	1,316,009	$18.66	1,316,009	2,235,900	(3)

(1)	On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 2 million shares of our common stock. As of December 31, 2007, 1,448,091 shares were repurchased. The remaining 551,909 shares available for repurchase under the stock repurchase plan were repurchased in January 2008.
(2)	On February 20, 2008, our board of directors authorized another stock repurchase plan providing for the repurchase of up 3 million shares of our common stock.
(3)	As of May 8, 2008, we repurchased 292,193 shares available for repurchase pursuant to our repurchase plan approved by our board of directors on February 20, 2008 with a weighted average price per share of $17.89, bringing the number of shares available for repurchase to 1,943,707.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

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

May 12, 2008

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