Form 10-Q
period 2008-06-30
KENEXA CORP
filed 2008-08-11
CIK 1114714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

On August 7, 2008, 22,550,845 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries

FORM 10-Q

Quarter Ended June 30, 2008

PART I FINANCIAL INFORMATION

Item 1:	Financial Statements

Kenexa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$23,105	$38,032
Short-term investments	8,300	58,423
Accounts receivable, net of allowance of doubtful accounts of $1,860 and $761	38,835	31,893
Unbilled receivables	8,628	2,423
Income tax receivable	—	2,008
Deferred income taxes	2,911	2,399
Prepaid expenses and other current assets	5,285	3,356

Total Current Assets	87,064	138,534
Long-term investments	17,878	—
Property and equipment, net of accumulated depreciation	23,761	17,620
Software, net of accumulated amortization	3,600	1,557
Goodwill	187,785	173,502
Intangible assets, net of accumulated amortization	16,430	10,134
Deferred financing costs, net of accumulated amortization	513	663
Other assets	8,203	5,879

Total assets	$345,234	$347,889

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,291	$5,812
Notes payable, current	40	49
Commissions payable	974	1,025
Accrued compensation and benefits	7,291	8,363
Other accrued liabilities	13,812	6,298
Deferred revenue	38,741	35,076
Capital lease obligations	218	140

Total current liabilities	66,367	56,763
Capital lease obligations, less current portion	144	94
Notes payable, less current portion	57	73
Deferred income taxes	7,214	3,246
Other liabilities	74	65

Total liabilities	73,856	60,241

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 22,544,545 and 24,032,446 shares issued and outstanding, respectively	225	240
Additional paid-in-capital	266,944	291,942
Accumulated other comprehensive (loss) income	(589)	1,407
Retained earnings (Accumulated deficit)	4,798	(5,941)

Total shareholders’ equity	271,378	287,648

Total liabilities and shareholders’ equity	$345,234	$347,889

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Subscription	$43,668	$37,009	$82,824	$71,696
Other	12,773	8,155	21,824	15,685

Total revenues	56,441	45,164	104,648	87,381
Cost of revenues	17,173	12,600	30,278	24,032

Gross profit	39,268	32,564	74,370	63,349
Operating expenses:
Sales and marketing	10,988	9,094	20,877	17,324
General and administrative	12,845	9,765	24,838	19,436
Research and development	4,307	4,297	8,849	8,620
Depreciation and amortization	3,278	1,477	5,429	2,907

Total operating expenses	31,418	24,633	59,993	48,287
Income from operations	7,850	7,931	14,377	15,062
Interest income, net	320	974	961	1,097

Income before income taxes	8,170	8,905	15,338	16,159
Income tax expense	2,205	3,092	4,599	5,650

Net income	$5,965	$5,813	$10,739	$10,509

Basic net income per share	$0.26	$0.23	$0.47	$0.43
Weighted average shares used to compute net income per share – basic	22,596,510	25,326,997	23,004,791	24,690,936
Diluted net income per share	$0.26	$0.23	$0.46	$0.42
Weighted average shares used to compute net income per share – diluted	22,819,042	25,743,996	23,229,123	25,116,145

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common stock	Additional paid-in capital	(Accumulated deficit) Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Comprehensive income
Balance, December 31, 2006	$209	$176,345	$(29,489)	$96	$147,161	$16,019

Common stock repurchase	(15)	(25,467)	—	—	(25,482)	—
Gain on currency translation adjustment	—	—	—	1,415	1,415	1,415
Unrealized loss on short-term investments	—	—	—	(104)	(104)	(104)
Share-based compensation expense	—	3,793	—	—	3,793	—
Excess tax benefits from share-based payment arrangements	—	1,284	—	—	1,284	—
Option exercises	2	1,558	—	—	1,560	—
Employee stock purchase plan		251	—	—	251	—
Public stock offering, net	43	130,355	—	—	130,398	—
Common stock issuance for earn out	—	650	—	—	650	—
Common stock issuance for acquisition	1	3,173	—	—	3,174	—
Net income	—	—	23,548	—	23,548	23,548

Balance, December 31, 2007	$240	$291,942	$(5,941)	$1,407	$287,648	$24,859

Common stock repurchase	(16)	(29,826)	—	—	(29,842)	—
Loss on currency translation adjustment	—	—	—	(804)	(804)	(804)
Unrealized loss on investments	—	—	—	(1,192)	(1,192)	(1,192)
Share-based compensation expense	—	3,173	—	—	3,173	—
Excess tax benefits from share-based payment arrangements	—	159	—	—	159	—
Option exercises	—	273	—	—	273	—
Employee stock purchase plan	—	174	—	—	174	—
Common stock issuance for earn out	1	1,049	—	—	1,050	—
Net income	—	—	10,739	—	10,739	10,739

Balance, June 30, 2008 (unaudited)	$225	$266,944	$4,798	$(589)	$271,378	$8,743

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$10,739	$10,509
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,429	2,907
Non-cash interest expense	—	9
Share-based compensation expense	3,173	1,784
Excess tax benefits from share-based payment arrangements	(159)	(1,326)
Amortization of deferred financing costs	150	584
Bed debt expense	205	70
Deferred income tax (benefit)	942	(1,874)
Changes in assets and liabilities
Accounts and unbilled receivables	(3,065)	(1,817)
Prepaid expenses and other current assets	(1,695)	410
Other assets	(1,865)	(335)
Accounts payable	(1,480)	331
Accrued compensation and other accrued liabilities	431	591
Commissions payable	(51)	(268)
Deferred revenue	3,664	730
Other liabilities	8	(115)

Net cash provided by operating activities	16,426	12,190

Cash flows from investing activities
Purchases of property and equipment	(11,393)	(4,610)
Purchase of available-for-sale securities	(22,732)	(79,450)
Sale of available-for-sale securities	53,785	—
Acquisitions, net of cash acquired	(21,526)	(8,849)
Net cash deposited in escrow for acquisitions	(80)	(1,200)

Net cash used in investing activities	(1,946)	(94,109)

Cash flows from financing activities
Repayments under line of credit	—	(65,000)
Repayments of notes payable	(25)	(58)
Proceeds from common stock issued through Employee Stock Purchase Plan	174	91
Repurchase of common stock	(29,842)	—
Excess tax benefits from share-based payment arrangements	159	1,326
Net proceeds from public stock offering	—	130,471
Deferred financing costs	—	(102)
Net proceeds from option exercises	273	1,525
Repayment of capital lease obligations	(114)	(115)

Net cash (used in) provided by financing activities	(29,375)	68,138

Effect of exchange rate changes on cash and cash equivalents	(32)	459
Net decrease in cash and cash equivalents	(14,927)	(13,322)
Cash and cash equivalents at beginning of period	38,032	42,502

Cash and cash equivalents at end of period	$23,105	$29,180

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$87	$692
Income taxes	$1,686	$1,550
Non-cash investing and financing activities
Capital lease obligations incurred	$253	$19
Common stock issuance for acquisition	$—	$3,174
Common stock issuance for earn out	$1,050	$650

See notes to consolidated financial statements

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation and its subsidiaries (collectively, the “Company”) commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Between 1994 and June 30, 2008, the Company acquired 28 businesses that enable it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007 have been made. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008 or for any other interim period. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2007. Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

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

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks at June 30, 2008 and December 31, 2007 totaled $8,353 and $11,072, respectively, and represented 36.2% and 29.1%, respectively, of our total cash and cash equivalents balance at the end of each period.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Short-Term and Long-Term Investments

At June 30, 2008 short-term investments include municipal bonds and auction rate securities (“ARS”) that may readily be converted to cash within 7 days and are rated AA to AAA by various rating agencies. Short-term investments are recorded at fair value based on current market rates and are classified as available-for-sale. At June 30, 2008 long-term investments include ARS with reset periods ranging from less than a month to nine months and are rated AA to AAA by various rating agencies. Changes in the fair value are included in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. (See footnote 13 for additional discussion on these investments.)

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the configuration of the sites associated with our internet hosting arrangements. These costs are deferred over the implementation period which precedes the hosting period, typically three to four months, and are expensed ratably when the hosting period commences, typically one to three years. These amounts aggregated $2,304 and $1,512 at June 30, 2008 and December 31, 2007, respectively. The current portion of these deferred costs of $175 and $222 at June 30, 2008 and December 31, 2007, respectively, is included in other current assets and the non-current portion of $2,129 and $1,290 at June 30, 2008 and December 31, 2007, respectively, is included in other assets in the accompanying consolidated balance sheets.

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

Outstanding amounts as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Acquisition related escrow balances:
Knowledge workers	$—	$100
Gantz Wiley	—	600
Psychometrics Services Ltd.	758	758
StraightSource	1,200	1,200
HRC Human Resources Consulting GmbH	410	410
Quorum International Holdings Limited	780	—

Total escrow balances	3,148	3,068
Other long-term assets	5,055	2,811

Total other long-term assets	$8,203	$5,879

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

The Company capitalized internal-use software costs of $3,508 for the six month period ended June 30, 2008. Amortization of capitalized internal-use software costs for the three and six months ended June 30, 2008 were $227 and $492, respectively.

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

In accordance with EITF 01-14, “Out-of-Pocket Expenses Incurred” the Company records reimbursements received for out-of-pocket expenses as other revenue and not netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the three and six months ended June 30, 2008 and 2007, reimbursed expenses totaled $1,518 and $2,121 and $1,071 and $1,493 respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop-loss provisions. The Company estimated the liability based upon management’s judgment and historical experience. At June 30, 2008 and December 31, 2007, self-insurance accruals totaled $552 and $355, respectively. Management continuously reviews the adequacy of the Company’s stop-loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries. The clients are concentrated primarily in the Company’s U.S. market area. At June 30, 2008, there were no clients that represented more than 10% of the net accounts receivable balance. For the six months ended June 30, 2008, there were no clients that individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100. Certain operating cash accounts may periodically exceed the FDIC limits.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The computation of common stock equivalents excluded options to purchase shares of common stock as their effect was antidilutive of 735,000 for the three and six months ended June 30, 2008 and 308,400 and 498,400 for the three and six months ended June 30, 2007, respectively.

Basic and diluted earnings per share are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$5,965	$5,813	$10,739	$10,509

Denominator:
Weighted average shares used to compute net income per share - basic	22,596,510	25,326,997	23,004,791	24,690,936
Effect of dilutive stock options	222,532	416,999	224,332	425,209

Weighted average shares used to compute net income per share – dilutive	22,819,042	25,743,996	23,229,123	25,116,145

Basic net income per share	$0.26	$0.23	$0.47	$0.43
Diluted net income per share	$0.26	$0.23	$0.46	$0.42

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

Adoption of new accounting pronouncement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1 and FAS 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under SFAS 13. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within its scope. Effective for the first quarter of fiscal 2009, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP 157-2. The Company is currently analyzing the requirements of SFAS 157 and has not yet determined the impact on its financial position or results of operations.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable at June 30, 2008 and December 31, 2007, approximate fair value of these instruments.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

3. Acquisitions

Quorum International Holdings Limited

On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $26,436, in cash, of which $19,753 was paid in April 2008 and $6,683 was paid in July 2008. The total cost of the acquisition, including legal, accounting, and other professional fees of $550, was approximately $26,986, including acquired intangibles of $8,633, with an estimated useful life between 3 and 10 years. The $6,683 for working capital as defined in the acquisition agreement, was accrued in the accompanying consolidated balance sheet as of June 30, 2008. In connection with the acquisition, $780 of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement. The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of Quorum. In addition, the acquisition agreement contains an earn out provision which provides for the payment of additional consideration by the Company based upon the gross margins of Quorum. The Company expects that the acquisition of Quorum will broaden our presence in the global recruitment market. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141, the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the finalization of the valuation of assets acquired or liabilities assumed. Quorum’s results of operations were included in the Company’s consolidated financial statements beginning on April 2, 2008.

HRC Human Resources Consulting GmbH

On August 20, 2007, the Company acquired all of the outstanding stock of HRC Human Resources Consulting GmbH (“HRC”), a consultancy for business-orientated employee surveys, based in Munich, Germany, for a purchase price of approximately $3,757 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $527, was approximately $4,284. In connection with the acquisition, $410 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against HRC under the acquisition agreement. The escrow agreement will remain in place for approximately five years from the acquisition date, and any funds remaining in the escrow account at the end of the five year period will be distributed to the former stockholders of HRC. The Company expects that the acquisition of HRC will provide us with a presence in Germany and enhances our expansion in European countries. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141, the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the finalization of the valuation of assets acquired or liabilities assumed. HRC’s results of operations were included in the Company’s consolidated financial statements beginning on August 20, 2007.

StraightSource

On June 8, 2007, the Company acquired all of the outstanding stock of Strategic Outsourcing Corporation (“StraightSource”), a provider of recruitment process outsourcing services, based in Richardson, Texas, for a purchase price including contingent consideration of approximately $12,150 in cash and $4,224 in stock consideration. The total cost of the acquisition, including legal, accounting, and other professional fees of $40, was approximately $16,414, including acquired intangibles of $7,963, with an estimated useful life between 2.5 and 9 years. The payment of additional consideration by the Company was based upon the annual revenues of StraightSource through December 31, 2007. Based upon these results, the company accrued $2,100 at December 31, 2007 and accrued an additional $2,100 during the first quarter of 2008. The contingent consideration of $4,200 was paid in cash and equity during the first quarter of 2008 to the former shareholders of StraightSource. In connection with the acquisition, $1,200 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against StraightSource under the acquisition agreement. The escrow agreement will remain in place for three years from the acquisition date, and any funds remaining in the escrow account at the end of the three year period will be distributed to the former stockholders of StraightSource. The Company expects that the acquisition of StraightSource will provide additional efficiency to our exempt and non-exempt recruitment offering and expand our distribution capabilities in the Southwest market. The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. StraightSource’s results of operations were included in the Company’s consolidated financial statements beginning on June 8, 2007.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Equipment	$13,244	$11,667
Software	13,388	10,945
Office Furniture and fixtures	2,067	1,791
Leasehold improvements	2,742	1,575
Land	684	752
Building construction in progress	—	4,881
Building	7,707	—
Software in development	3,934	2,960

	43,766	34,571
Less accumulated depreciation and amortization	16,405	15,394

	$27,361	$19,177

Equipment, office furniture and fixtures included capital leases in the amount of $2,843 at June 30, 2008. Depreciation and amortization expense, including amortization of assets under capital leases, were $3,090 and $2,544 for the periods ended June 30, 2008 and 2007, respectively.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
Accrued professional fees	$251	$70
Straight line rent accrual	1,895	932
Other taxes payable (non-income tax)	880	973
Income taxes payable	2,487	818
Other liabilities	1,616	1,405
Contingent purchase price	—	2,100
Working capital purchase price accrual	6,683	—

Total other accrued liabilities	$13,812	$6,298

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

On March 26, 2007, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) with PNC Bank, N.A. The Amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25,000 to $50,000, including a sublimit of up to $2,000 for letters of credit. In January 2007, the Company repaid the balance of its obligations relating to the term loan portion of the Credit Agreement with the net proceeds from the Company’s public offering of its common stock. The Amendment provides that the Credit Agreement will terminate, and all borrowings will become due and payable, on March 26, 2010. The Company and each of the U.S. subsidiaries of Kenexa Technology are guarantors of the obligations of Technology under the Credit Agreement, as amended by the Amendment. As of June 30, 2008, there were no outstanding borrowings under the Credit Agreement.

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

Borrowings under the Revolver are collateralized generally by the Company’s assets, including a pledge of the capital stock of its subsidiaries. The Credit Agreement contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was in compliance with these financial statement covenants at June 30, 2008.

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

7. Commitments and Contingencies

Litigation

We are involved from time to time in claims that arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

8. Equity

Rollforward of Shares

The Company’s common shares issued and repurchased for the six months ended June 30, 2008 and the year ended December 31, 2007 are as follows:

Common Shares Class A
December 31, 2006 ending balance	20,897,777

Repurchase of common shares	(1,448,091)
Shares from public stock offering	4,312,500
Stock option exercises	136,673
Employee stock purchase plan	10,152
Restricted shares issued	16,200
Shares issued for acquisition	107,235

December 31, 2007 ending balance	24,032,446

Repurchase of common shares	(1,608,202)
Stock option exercises	55,340
Employee stock purchase plan	9,085
Shares issued for earn out	55,876

June 30, 2008 ending balance	22,544,545

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock, of which 1,056,293 shares were repurchased at an aggregate cost of $19,994 as of June 30, 2008. These shares were restored to original status and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of June 30, 2008, the number of shares available for repurchase under the stock repurchase plan was 1,943,707.

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

On January 18, 2007, the Company completed a public offering of 3,750,000 shares of its common stock at a price of $31.86 per share. The Company also sold an additional 562,500 shares of common stock to cover over-allotments of shares. Net proceeds to the Company after payment of all offering expenses and commissions aggregated approximately $130,398.

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

As of June 30, 2008, there were options to purchase 1,951,595 shares of common stock outstanding under the 2005 Option Plan. The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan. As of June 30, 2008, 2,280,246 shares of common stock not subject to outstanding options were available for issuance under the 2005 Option Plan. The purpose of stock options is to recognize past services rendered and to provide additional incentive to contribute to the continued success of the Company. Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan expire between the fifth and tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant. Unexercised stock options may expire up to 90 days after an employee’s termination.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2008 and 2007, the fair value of each grant was estimated using the Black-Scholes valuation model. Expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility. The expected life was determined based upon an average of the contractual life and vesting period of the options, in accordance with SAB 107. The estimated forfeiture rate was based upon an analysis of historical data. The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant. The following table provides the assumptions used in determining the fair value of the share-based awards for the period ended June 30, 2008 and the year ended December 31, 2007, respectively.

	Quarter ended June 30, 2008	Quarter ended March 31, 2008	Year ended December 31, 2007
Expected volatility	57.53%	56.23%	47.26 –54.95%
Expected dividends	0	0	0
Expected term (in years)	3	3.75	4 – 5
Risk-free rate	2.77%	2.56%	2.5 – 4.6%

A summary of the status of the Company’s stock options as of June 30, 2008 and December 31, 2007 and changes during the periods then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares Available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2006	3,138,046	1,302,008	$14.63	321,208	$14.26
Granted – options	(539,400)	539,400	35.40	—	—
Granted – restricted stock	(16,200)	16,200	0.00	—	—
Exercised	—	(136,673)	11.42	—	—
Forfeited or expired	119,900	(119,900)	22.24	—	—

Balance at December 31, 2007	2,702,346	1,601,035	$21.18	241,335	14.96

Granted – options	(461,000)	461,000	18.82	—	—
Exercised	—	(71,540)	3.81	—	—
Forfeited or expired	38,900	(38,900)	29.78	—	—

Balance at June 30, 2008	2,280,246	1,951,595	$21.11	343,595	12.77

The total intrinsic values of options outstanding, exercisable and exercised for and during the six months ended June 30, 2008 were $5,600, $2,602 and $1,093, respectively. The weighted average fair values for options granted during the six months ended June 30, 2008 and the year ended December 31, 2007 were $8.23 and $14.91, respectively. The weighted-average remaining contractual terms (in years) of options outstanding and exercisable as of June 30, 2008 were 4.83 and 5.41, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Stock Plans (continued)

A summary of the status of the Company’s nonvested share options and restricted stock as of June 30, 2008 and December 31, 2007 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2006	980,800	$8.65
Granted - options	539,400	14.91
Granted - restricted stock	16,200	31.46
Vested	(56,800)	13.26
Forfeited or expired	(119,900)	9.78

Nonvested at December 31, 2007	1,359,700	$10.73

Granted - options	461,000	8.23
Vested	(173,800)	9.66
Forfeited or expired	(38,900)	12.30

Nonvested at June 30, 2008	1,608,000	$10.12

Between January 1, 2008 and June 30, 2008, the Company granted options to certain employees and to non-employee members of the Board of Directors to purchase an aggregate of 461,000 shares of the Company’s common stock at a weighted exercise price of $18.82 per share. The Company granted the options at exercise prices equal to prevailing market prices ranging from $18.66 to $19.86 per share.

Between January 1, 2007 and December 31, 2007, the Company granted options to certain employees and to non-employee members of the Board of Directors to purchase an aggregate of 539,400 shares of the Company’s common stock at a weighted exercise price of $35.40 per share. The Company granted the options at exercise prices equal to prevailing market prices ranging from $29.94 to $36.87 per share.

On August 14, 2007, the Company granted to each non-employee member of the Board of Directors 2,700 shares of restricted stock, or an aggregate of 16,200 shares of restricted stock. These restrictions lapsed on May 19, 2008. The grant date fair value of the restricted stock was $31.46.

SFAS No. 123R also requires us to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.

In accordance with Staff Accounting Bulletin No. 107, we classified share-based compensation within cost of revenue, sales and marketing, general and administrative and research and development expenses corresponding to the same line as the cash compensation paid to respective employees, officers and non-employee directors.

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of revenue	$87	$38	$171	$215
Sales and marketing	284	273	568	452
General and administrative	961	700	2,208	1,021
Research and development	127	58	226	96

Pre-tax share-based compensation	1,459	1,069	3,173	1,784
Income tax benefit	481	369	969	647

Share-based compensation expense, net	$978	$700	$2,204	$1,137

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Stock Plans (continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan approved in May 2006 (the “Plan”) enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the NASDAQ National Market, LLC on the offering date. We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with SFAS 123(R) and requires no compensation expense to be recognized. For the periods ended June 30, 2008 and December 31, 2007, 9,085 and 10,152 shares of our common stock, respectively, were purchased under the Plan.

10. Related Party Transactions

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the three and six months ended June 30, 2008 and 2007, the Company paid Pepper Hamilton LLP, $38, $75, $1,009 and $1,285, respectively, for general legal matters. The amounts payable to Pepper Hamilton as of June 30, 2008 and December 31, 2007 were $52 and $33, respectively.

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three and six months ended June 30, 2008 and 2007.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
United States	$41,812	$39,346	$79,582	$76,163
United Kingdom	5,979	2,832	10,066	5,818
Germany	2,964	63	3,991	190
The Netherlands	806	816	1,272	1,358
Other European Countries	3,096	1,440	5,208	2,587
Canada	654	486	1,640	726
Other	1,130	181	2,889	539

Total	$56,441	$45,164	$104,648	$87,381

The following table summarizes the distribution of revenue as a percentage of total revenue by geographic region as determined by billing address for the three and six months ended June 30, 2008 and 2007.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
United States	74.1%	87.1%	76.0%	87.2%
United Kingdom	10.6%	6.3%	9.6%	6.7%
Germany	5.2%	0.1%	3.8%	0.2%
The Netherlands	1.4%	1.8%	1.2%	1.6%
Other European Countries	5.5%	3.2%	5.0%	2.9%
Canada	1.2%	1.1%	1.6%	0.8%
Other	2.0%	0.4%	2.8%	0.6%

Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes the distribution of assets by geographic region as of June 30, 2008 and December 31, 2007.
	June 30, 2008		December 31, 2007
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$271,422	78.6%	$306,276	88.0%
United Kingdom	46,477	13.5%	16,889	4.9%
India	12,654	3.7%	14,436	4.1%
Germany	8,566	2.5%	6,888	2.0%
Poland	2,936	0.8%	—	—%
Canada	2,304	0.7%	2,428	0.7%
Other	875	0.2%	972	0.3%

Total	$345,234	100.0%	$347,889	100.0%

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

13. Short-term and long-term investments

On June 30, 2008 the Company had the following investments at fair market value:

	Asset classification	Amount
Type of investment:
Municipal securities	Short-term	$5,312
Auction rate securities	Short-term	2,988

Total short-term investments		8,300
Auction rate securities	Long-term	17,878

Total investments:		$26,178

During the period from March 2008 to June 2008, the Company experienced failed auctions for 15 auction rate securities (“ARS”) issues representing principal and accrued interest of $20,843. However, in July 2008, the Company successfully sold 2 ARS issues with principal balances totaling $3,000. The Company determined that a temporary impairment of its ARS has occurred and therefore recorded a charge of $1,268, with no tax benefit, to accumulated other comprehensive income as of June 30, 2008. Additionally, due to the current uncertainty surrounding the ability to liquidate its ARS securities over the next twelve months, the Company has reclassified $17,878 of these investments, representing investments that were not recently liquidated, to long-term assets from short-term assets as of December 31, 2007. These securities will continue to accrue interest at the contractual rate and will be auctioned every 90 days until sold. Based on the size of this investment, the Company’s ability to access cash and other short-term investments, and expected operating cash flows, the Company does not anticipate the illiquidity of this investment to affect its operations.

As a result of the changes in the ARS market we have adjusted the fair value of our ARS investment portfolio using a discounted cash flow model to determine the estimated fair value of our ARS investments as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include level three inputs, as defined in SFAS No. 157, Fair Value Measurements, such as estimates for interest rates, the amount of cash flows and an expected holding period of the ARS. Based upon our assessment, the fair value of our ARS investments declined approximately $1,268 for the six months ended June 30, 2008 to $20,843, which was deemed temporary and was recognized in accumulated other comprehensive (loss) income. In the future, we will continue to monitor the ARS market and depending upon market conditions and our own cash requirements may record additional temporary losses if appropriate.

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

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the six months ended June 30, 2008 and 2007, revenue from these subscriptions comprised approximately 79.1% and 82.0%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2007, we had a client base of approximately 4,000 companies, including approximately 199 companies on the Fortune 500 list published in April 2007. Our client base includes companies that we billed for services during the year ended December 31, 2007 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $56.9 million, or 54.3%, of our total revenue for the six months ended June 30, 2008.

2. Recent Events

On April 2, 2008, we acquired Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $26.4 million, in cash, of which $19.7 was paid in April 2008 and $6.7 million was paid in July 2008. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.6 million, was approximately $27.0 million. The $6.7 million for working capital, as defined in the acquisition agreement, was accrued in the the accompanying consolidated balance sheet as of June 30, 2008. We expect that the acquisition of Quorum will broaden our presence in the global recruitment market.

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock, of which 1,056,293 shares were repurchased at an aggregate cost of $20.0 million as of June 30, 2008. These shares were restored to original status and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of June 30, 2008, the number of shares available for repurchase under the stock repurchase plan was 1,943,707.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. We expect that we will maintain our renewal rate of approximately 90.0% of the aggregate contract value up for renewal for 2008. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of the invoice date. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As our revenues have grown and our clients’ willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown. As of June 30, 2008, deferred revenue increased to $38.7 million from $35.1 million as of December 31, 2007. We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

We generate a majority of our revenue within the United States. Approximately 74.1% and 76.0% of our total revenue was derived from sales in the United States for the three and six months ended June 30, 2008, respectively. Approximately 7.8% and 6.6% of our total revenue was generated from clients in Canada, Germany and the Netherlands for the three and six months ended June 30, 2008, respectively. Approximately 10.6% and 9.6% of our total revenue was generated from clients in United Kingdom for the three and six months ended June 30, 2008, respectively. Approximately 7.5% and 7.8% of our total revenue was derived from sales in other countries for the three and six months ended June 30, 2008, respectively.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenue	$56,441	$45,164	$104,648	$87,381
Subscription revenue as a percentage of total revenue	77.4%	81.9%	79.1%	82.0%
Income from operations	$7,850	$7,931	$14,377	$15,062
Net cash provided by operating activities	$12,867	$6,023	$16,426	$12,190

			As of June 30,
			2008	2007
			(unaudited)	(unaudited)
Deferred revenue			$38,741	$32,007

The following is a discussion of significant terms used in the tables above.

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statements of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provide us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. We expect that the percentage of subscription revenue will be in the range of 75% to 80% of our total revenues through at least 2008. Subscription revenue as a percentage of total revenue may be impacted by the nature of the revenue earned by entities that we acquire.

Net cash provided by operating activities. Net cash provided by operating activities is taken from our consolidated statement of cash flows and represents the amount of cash generated by our operations that is available for investing and financing activities. Generally, on a cumulative basis, our net cash provided by operating activities has exceeded our operating income primarily due to the positive impact of deferred revenue. We expect this trend to continue because of the advance payment structure of our subscription agreements and as our sales increase, we expect incremental costs to decline.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown, in thousands:

	For the year ended December 31, 2007	For the three months ended June 30,		For the six months ended June 30,
		2008	2007	2008	2007
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$31,251	$37,481	$31,655	$35,076	$31,251
Total invoiced subscriptions during period	152,367	44,928	37,334	86,489	72,425
Deferred revenue from acquisitions	120	—	27	—	27
Subscription revenue recognized during period	(148,662)	(43,668)	(37,009)	(82,824)	(71,696)

Deferred revenue at end of period	$35,076	$38,741	$32,007	$38,741	$32,007

5. Results of Operations

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the three months ended June 30,				For the six months ended June 30,
	2008		2007		2008		2007
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription	$43,668	77.4%	$37,009	81.9%	$82,824	79.1%	$71,696	82.0%
Other	12,773	22.6%	8,155	18.1%	21,824	20.9%	15,685	18.0%

Total revenue	56,441	100.0%	45,164	100.0%	104,648	100.0%	87,381	100.0%
Cost of revenue	17,173	30.4%	12,600	27.9%	30,278	28.9%	24,032	27.5%

Gross profit	39,268	69.6%	32,564	72.1%	74,370	71.1%	63,349	72.5%
Operating expenses:
Sales and marketing	10,988	19.5%	9,094	20.1%	20,877	19.9%	17,324	19.8%
General and administrative	12,845	22.8%	9,765	21.6%	24,838	23.7%	19,436	22.2%
Research and development	4,307	7.6%	4,297	9.5%	8,849	8.5%	8,620	9.9%
Depreciation and amortization	3,278	5.8%	1,477	3.3%	5,429	5.2%	2,907	3.3%

Total operating expenses	31,418	55.7%	24,633	54.5%	59,993	57.3%	48,287	55.3%
Income from operations	7,850	13.9%	7,931	17.6%	14,377	13.7%	15,062	17.2%
Interest income, net	320	0.6%	974	2.2%	961	0.9%	1,097	1.3%

Income before income taxes	8,170	14.5%	8,905	19.7%	15,338	14.7%	16,159	18.5%
Income tax expense	2,205	3.9%	3,092	6.8%	4,599	4.4%	5,650	6.5%

Net income	$5,965	10.6%	$5,813	12.9%	$10,739	10.3%	$10,509	12.0%

Revenue

Total revenue increased $11.3 million or 25.0% to $56.4 million, subscription revenue increased $6.7 million or 18.0% to $43.6 million and other revenue increased by $4.6 million or 56.6% to $12.8 million for the three months ended June 30, 2008, compared to the same periods in 2007. Subscription revenue represented approximately 77.4% of our total revenue for the three months ended June 30, 2008. The increase in our revenue for the three months ended June 30, 2008, as compared to the same period in 2007, is attributable to an increase in demand for our hiring solutions of $9.6 million and an increase in demand for our retention solutions of $3.2 million. The increase in demand for our hiring solutions was enhanced by our acquisition of Quorum which contributed $3.7 million run rate, partially offset by a decrease of $1.5 million due to the loss of one customer.

Total revenue increased $17.3 million or 19.8% to $104.6 million, subscription revenue increased $11.1 million or 15.5% to $82.8 million and other revenue increased by $6.1 million or 39.1% to $21.8 million for the six months ended June 30, 2008, compared to the same periods in 2007. Subscription revenue represented approximately 79.1% of our total revenue for the six months ended June 30, 2008. The increase in our revenue for the six months ended June 30, 2008, as compared to the same period in 2007, is attributable to an increase in demand for our hiring solutions of $13.7 million and an increase in demand for our retention solutions of $6.6 million. The increase in demand for our hiring solutions was enhanced by our acquisition of Quorum which contributed $3.7 million run rate, partially offset by a decrease of $3.0 million due to the loss of one customer. For the remainder of the year we expect subscription-based revenue and other revenue to increase from the prior year due to customer acquisitions and additional sales to existing customers.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our clients. Additionally, our application hosting costs, amortization of third-party license royalty costs, technical support personnel costs, allocated overhead and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our client base. Since cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue. As our business expands, we expect that third-party license royalty costs and personnel costs associated with the delivery of our solutions will continue to fall within a range of approximately 26% to 32% of revenue.

Cost of revenue increased by $4.6 million or 36.3% to $17.2 million and $6.2 million or 26.0% to $30.3 million during the three and six month period ended June 30, 2008, respectively, compared to the same periods in 2007. As a percentage of revenue, cost of revenue increased by 2.5% to 30.4% and 1.4% to 28.9% for the three and six months ended June 30, 2008, compared to the same periods in 2007. The $4.6 million and $6.2 million increases during the three and six month period ended June 30, 2008, respectively, were due in part by the addition of 195 employees, primarily brought on by our recent acquisitions which contributed approximately $2.8 million and $4.4 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Additionally, other consulting and external services needed to support our customer’s requirements added approximately $1.8 million to the increase for the three and six months ended June 30, 2008.

Sales and Marketing (“S&M”) Expense

S&M expense primarily consists of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements. We intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients. As a result, we expect S&M expense to increase in total dollars but decrease as a percentage of revenue for the next twelve months.

S&M expense increased $1.9 million or 20.8% to $11.0 million during the three month period ended June 30, 2008, compared to the same periods in 2007. The $1.9 million increase for the three months ended June 30, 2008 was due primarily to increased salary and other sales expense including advertising and fulfillment expense of approximately $1.7 million and $0.2 million, respectively, compared to the same periods in 2007. The increase in salary expense was attributable to the addition of 40 employees to support our increased sales efforts. As a percentage of revenue, S&M expense decreased from 20.1% to 19.5%, for the three months ended June 30, 2008.

S&M expense increased $3.6 million or 20.5% to $20.9 million during the six month period ended June 30, 2008, compared to the same periods in 2007. The $3.6 million increase for the six months ended June 30, 2008 was due primarily to increased salary and bonus, advertising and fulfillment, and other sales expense of $3.1 million, $0.3 million and $0.2 million, respectively, compared to the same periods in 2007. As a percentage of revenue, S&M expense remained the same at approximately 19.8%, for the six months ended June 30, 2008, compared to the same periods in 2007.

General and Administrative (“G&A”) Expense

G&A expense primarily consists of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. As we expand our business and incur additional expenses associated with being a public company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies, we believe that G&A expense will increase in dollar amount and may decrease as a percentage of revenue in 2008 and future periods.

G&A expense increased $3.1 million or 31.5% to $12.8 million during the three month period ended June 30, 2008, compared to the same periods in 2007. The $3.1 million increase for the three months ended June 30, 2008 was due primarily to an increase in staff-related expenses including salary and stock compensation expense of $0.4 million and $0.3 million, respectively. In addition, professional fees, rent, travel, communications and other expenses contributed $0.5 million, $0.7 million, $0.3 million, $0.3 million and $0.6 million, respectively, to the increase during the three months ended June 30, 2008, compared to the same periods in 2007. As a percentage of revenue, G&A expense increased from approximately 21.6% to 22.8% for the three months ended June 30, 2008, compared to the same period in 2007.

G&A expense increased $5.4 million or 27.8% to $24.8 million during the six month period ended June 30, 2008, compared to the same periods in 2007. The $5.4 million increase for the six months ended June 30, 2008, was primarily due to increased salary and stock option expense of $0.7 million and $1.2 million, respectively, from the prior year. In addition, increased professional fees, rent, travel, communications and other expenses contributed $1.0 million, $0.8 million, $0.5 million, $0.4 million, and $0.8 million respectively, to the increase during the six months ended June 30, 2008 compared to the prior year. As a percentage of revenue, G&A expense increased from 22.2% to 23.7% for the six months ended June 30, 2008, compared to the same periods in 2007.

Research and Development (“R&D”) Expense

R&D expense primarily consists of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel and third party consultants. Our R&D efforts have been devoted primarily to new product offerings and enhancements and upgrades to our existing products. As a result of these ongoing development efforts, we have capitalized software costs of $1.4 million, $3.7 million, $0.4 million, and $0.7 million for the three and six months ended June 30, 2008 and 2007, respectively. The remaining R&D activities have been expensed as incurred. We expect R&D expense to increase in the future as we employ more personnel to support enhancements of our solutions and new solutions offerings. As a percentage of revenue, we expect R&D expense to remain in the 6% to 9% of revenue.

R&D expense remained flat at $4.3 million during the three month period ended June 30, 2008, compared to the same periods in 2007. As a percentage of revenue, R&D expense decreased from approximately 9.5% to 7.6% for the three months ended June 30, 2008, compared to the same period in 2007.

R&D expense increased by $0.2 million or approximately 2.7% to $8.8 million during the six month period ended June 30, 2008, compared to the same periods in 2007. The $0.2 million increase in R&D expense for the six months ended June 30, 2008 was primarily due to additional consultancy expense to support product development. As a percentage of revenue, R&D expense decreased from approximately 9.9% to 8.5% for the six months ended June 30, 2008 compared to the same period in 2007.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.8 million or 121.9% to $3.3 million and $2.5 million or 86.8% to $5.4 million during the three and six month period ended June 30, 2008, respectively, compared to the same periods in 2007. In the future, we expect depreciation and amortization expense to increase due an increase in capital purchases and the full period effect of our acquired intangibles.

Income tax expense on operations

Income tax expense on operations decreased by $0.9 million or 28.7% to $2.2 million and $1.1 million or 18.6% to $4.6 million during the three and six month period ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease in expense was due to a larger portion of our taxable income being generated in jurisdictions with lower effective tax rates and decreasing in jurisdictions with higher tax rates.

6. Liquidity and Capital Resources

Since our formation in 1987, we have financed our operations primarily through internally generated cash flows, our line of credit and the issuance of preferred and common stock. As of June 30, 2008, we had cash and cash equivalents of $23.1 million and short-term investments of $8.3 million.

Our cash provided from operations was $16.4 million and $12.2 million for the six months ended June 30, 2008 and 2007, respectively. Cash used in investing activities was $1.9 million and $94.1 million for the six months ended June 30, 2008 and 2007, respectively. Cash used in financing activities was $29.4 million for the six months ended June 30, 2008 and cash provided by financing activities was $68.1 million for the six months ended June 30, 2007. Our net decrease in cash and cash equivalents was $14.9 million for the six months ended June 30, 2008, resulting primarily from our repurchase of our common shares. Our net decrease in cash and cash equivalents was $13.3 million for the six months ended June 30, 2007, resulting primarily from our investment in short-term investments. We expect positive cash flow to continue in future periods.

In connection with our November 8, 2007 and February 20, 2008 stock repurchase plans, we repurchased 1,608,202 shares of our common stock at an average price of $18.56 per share and an aggregate cost of $29.8 million for the six months ended June 30, 2008.

On March 26, 2007, we entered into a First Amendment to Credit Agreement with PNC Bank. The amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25 million to $50 million, including a sublimit of up to $2 million for letters of credit. The First Amendment to the Credit Agreement provides that the Credit Agreement will terminate, and all borrowings will become due and payable, on March 26, 2010. There are currently no borrowings under our credit facility.

Operating Activities

Net cash provided by operating activities was $16.4 million and $12.2 million for the six months ended June 30, 2008 and 2007, respectively. Net cash provided by operating activities for the six months ended June 30, 2008 resulted primarily from net income of approximately $10.7 million, non-cash charges to net income of $9.0 million, and an increase in deferred revenue of $3.7 million, partially offset by changes in working capital of $3.7 million, an increase in accounts receivable of $3.1 million and a $0.2 million reduction in taxes payable resulting from the excess tax benefits from share based payments. Net cash provided by operating activities for the six months ended June 30, 2007 resulted primarily from net income of approximately $10.5 million, non-cash charges to net income of $5.4 million, an increase in deferred revenue of $0.7 million, and changes in working capital of $0.6 million partially offset by, deferred tax benefit of $1.9 million, an increase in accounts receivables of $1.8 million and a $1.3 million reduction in taxes payable resulting from the excess tax benefits from share based payments.

Investing Activities

Net cash used in investing activities was $1.9 million and $94.1 million for the six months ended June 30, 2008 and 2007, respectively. Cash flows from investing activities for the six months ended June 30, 2008 and 2007 consisted of the following (in millions):

	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Scottworks acquisition	$0.1	$—
Knowledge Workers acquisition	0.1	—
Gantz Wiley Research acquisition	0.6	0.6
BrassRing acquisition	—	0.1
PSL acquisition	—	0.3
StraightSource acquisition	1.1	9.0
HRC acquisition	0.3	—
Quorum acquisition	19.4	—
Capitalized software and purchases of computer hardware	11.4	4.6
Purchases of available-for-sale securities	22.7	79.5
Sales of available-for-sale securities	(53.8)	—

Total cash flows used in investing activities	$1.9	$94.1

In the future, we expect our capital expenditures to increase as revenues increase and business needs arise.

Financing Activities

Net cash used in and provided by financing activities was $29.4 million and $68.1 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, net cash used in financing activity resulted primarily from repurchases of our common shares of $29.8 and repayments of our capital lease obligations of $0.1 million, partially offset by net proceeds from stock option exercises of $0.3 million, excess tax benefits from share-based payment arrangements of $0.1 million and proceeds from our employee stock purchase plan of $0.1 million. For the six months ended June 30, 2007, net cash provided by financing activity resulted primarily from net proceeds from our public stock offering of $130.5 million, net proceeds from stock option exercises of $1.5 million and excess tax benefits from share-based payment arrangements of $1.3 million, partially offset by the repayment of our credit facility of $65.0 million, capital lease obligations of $0.1 million and deferred financing costs of $0.1 million.

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

Our short-term and long-term investments consist of auction rate securities (“ARS”) and municipal securities with balances as of June 30, 2008 and December 31, 2007 as follows (in millions):

Type of Investment	June 30, 2008	Total percent	December 31, 2007	Total percent
Short-term investments:
Municipal bonds	$5.3	20.2%	$28.5	48.8%
Auction rate securities	3.0	11.5%	29.9	51.2%

Total short-term investments	8.3	31.7%	58.4	100.0%

Long-term investments:
Auction rate securities	17.9	68.3%	—	—%

Total investments	$26.2	100.0%	$$58.4	100.0%

Our ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to recent uncertainty in the credit markets some of our holdings in our ARS investment portfolio have failed to settle on their respective settlement dates resulting in illiquidity in these investments. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity dates of the underlying securities of our ARS investments range from 4 to 31 years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short-term liquidity requirements and do not anticipate that we will need to access our ARS investments for additional liquidity.

As a result of the changes in the ARS market we have adjusted the fair value of our ARS investment portfolio using a discounted cash flow model to determine the estimated fair value of our ARS investments as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include level three inputs, as defined in SFAS No. 157, Fair Value Measurements, such as estimates for interest rates, the amount of cash flows and an expected holding period of the ARS. Based upon our assessment, the fair value of our ARS investments declined approximately $1.3 million for the six months ended June 30, 2008 to $20.8 million, which was deemed temporary and was recognized in accumulated other comprehensive income (loss). In the future we will continue to monitor the ARS market and depending upon market conditions and our own cash requirements may record additional temporary losses if appropriate.

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

In accordance with EITF 01-14, “Out-of-Pocket Expenses Incurred” we record reimbursements received for out-of-pocket expenses as revenue and not netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. Reimbursed expenses totaled $1.5 million, $2.1 million, $1.1 million and $1.5 million for the three and six months ended June 30, 2008 and 2007, respectively.

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

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances indicate that the carrying value may not be recoverable. We have reviewed the carrying values of goodwill of each business unit by comparing the carrying values to the estimated fair values of the business components. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Through June 30, 2008, we have not observed any changes to our business units which would lead us to believe that our goodwill or other identified intangibles’ carrying value exceeds their fair values.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop-loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability reserve for self-insurance claims. At June 30, 2008 and December 31, 2007, self-insurance accruals totaled $0.6 million and $0.4 million, respectively. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the six months ended June 30, 2008, approximately 76.0% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S-generated sales would not have resulted in a material change to our results. As of June 30, 2008, we were not engaged in any foreign currency hedging activities.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments were approximately $0.8 million for the six months ended June 30, 2008, and are included in accumulated other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

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

We are involved from time to time in claims which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities.

The following table provides information regarding our repurchase of our common stock during the second quarter of 2008:

Period	Total Number of Shares Purchased	Weighted Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	242,893	$17.93	242,893	1,993,007
May 1, 2008 – May 31, 2008	49,300	$17.71	49,300	1,943,707
June 1, 2008 – June 30, 2008	—	—	—	1,943,707

Total	292,193	$17.89	292,193	1,943,707

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock. All of the shares repurchased by the Company during the three months ended June 30, 2008 were pursuant to that plan.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 20, 2008 (the “Annual Meeting”).

At the Annual Meeting, Barry M. Abelson, Nooruddin S. Karsan and John A. Nies were each nominated for, and reelected by the shareholders to, our Board of Directors (the “Board”). The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	For	Withheld
Barry M. Abelson	12,303,010	8,761,949
Nooruddin S. Karsan	20,355,980	708,979
John A. Nies	19,806,455	1,258,504

Barry M. Abelson, Nooruddin S. Karsan and John A. Nies will continue to serve on our Board along with Joseph A. Konen, Richard J. Pinola, Rebecca J. Maddox, Troy A. Kanter and Renee B. Booth, each of whose terms continued after the Annual Meeting.

Also at the Annual Meeting, the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for 2008 was ratified. The number of votes cast for, against and withheld with respect to the selection is set forth below:

	For	Against	Withheld
Ratification of Grant Thornton LLP	21,041,739	4,153	19,065

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

The following exhibits are filed herewith:

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2008

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