Form 10-Q
period 2008-09-30
KENEXA CORP
filed 2008-11-10
CIK 1114714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

On November 4, 2008, 22,559,891 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries

FORM 10-Q

Quarter Ended September 30, 2008

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

Kenexa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2008		December 31, 2007
	(unaudited	)
Assets
Current Assets
Cash and cash equivalents	$19,498		$38,032
Short-term investments	6,597		58,423
Accounts receivable, net of allowance of doubtful accounts of $1,791 and $761	37,439		31,893
Unbilled receivables	8,573		2,423
Income tax receivable	—		2,008
Deferred income taxes	3,432		2,399
Prepaid expenses and other current assets	4,030		3,356

Total Current Assets	79,569		138,534
Long-term investments	17,820		—
Property and equipment, net of accumulated depreciation	27,571		17,620
Software, net of accumulated amortization	3,157		1,557
Goodwill	191,104		173,502
Intangible assets, net of accumulated amortization	14,920		10,134
Deferred financing costs, net of accumulated amortization	439		663
Other assets	8,986		5,879

Total assets	$343,566		$347,889

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,259		$5,812
Notes payable, current	40		49
Commissions payable	961		1,025
Accrued compensation and benefits	6,117		8,363
Other accrued liabilities	6,502		6,298
Deferred revenue	36,996		35,076
Capital lease obligations	187		140

Total current liabilities	58,062		56,763
Capital lease obligations, less current portion	121		94
Notes payable, less current portion	49		73
Deferred income taxes	8,006		3,246
Other liabilities	74		65

Total liabilities	66,312		60,241

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—		—
Common stock, par value $0.01; 100,000,000 shares authorized; 22,559,891 and 24,032,446 shares issued and outstanding, respectively	225		240
Additional paid-in-capital	268,408		291,942
Accumulated other comprehensive (loss) income	(1,601)		1,407
Retained earnings (Accumulated deficit)	10,222		(5,941)

Total shareholders’ equity	277,254		287,648

Total liabilities and shareholders’ equity	$343,566		$347,889

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Subscription	$43,031	$38,233	$125,855	$109,929
Other	10,995	8,564	32,819	24,249

Total revenues	54,026	46,797	158,674	134,178
Cost of revenues	16,461	13,705	46,739	37,737

Gross profit	37,565	33,092	111,935	96,441
Operating expenses:
Sales and marketing	10,298	8,816	31,175	26,140
General and administrative	12,649	9,625	37,487	29,063
Research and development	3,756	4,717	12,605	13,337
Depreciation and amortization	3,337	2,269	8,766	5,175

Total operating expenses	30,040	25,427	90,033	73,715
Income from operations	7,525	7,665	21,902	22,726
Interest income, net	255	1,072	1,216	2,169

Income before income taxes	7,780	8,737	23,118	24,895
Income tax expense	2,356	1,660	6,955	7,310

Net income	$5,424	$7,077	$16,163	$17,585

Basic net income per share	$0.24	$0.28	$0.71	$0.70
Weighted average shares used to compute net income per share – basic	22,551,225	25,455,504	22,852,499	24,948,592
Diluted net income per share	$0.24	$0.27	$0.70	$0.69
Weighted average shares used to compute net income per share – diluted	22,788,468	25,846,605	23,084,524	25,362,312

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common stock	Additional paid-in capital	(Accumulated deficit) Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Comprehensive income
Balance, December 31, 2006	$209	$176,345	$(29,489)	$96	$147,161	$16,019

Common stock repurchase	(15)	(25,467)	—	—	(25,482)	—
Gain on currency translation adjustment	—	—	—	1,415	1,415	1,415
Unrealized loss on short-term investments	—	—	—	(104)	(104)	(104)
Share-based compensation expense	—	3,793	—	—	3,793	—
Excess tax benefits from share-based payment arrangements	—	1,284	—	—	1,284	—
Option exercises	2	1,558	—	—	1,560	—
Employee stock purchase plan		251	—	—	251	—
Public stock offering, net	43	130,355	—	—	130,398	—
Common stock issuance for earn out	—	650	—	—	650	—
Common stock issuance for acquisition	1	3,173	—	—	3,174	—
Net income	—	—	23,548	—	23,548	23,548

Balance, December 31, 2007	$240	$291,942	$(5,941)	$1,407	$287,648	$24,859

Common stock repurchase	(16)	(29,826)	—	—	(29,842)	—
Loss on currency translation adjustment	—	—	—	(1,739)	(1,739)	(1,739)
Unrealized loss on investments	—	—	—	(1,269)	(1,269)	(1,269)
Share-based compensation expense	—	4,430	—	—	4,430	—
Excess tax benefits from share-based payment arrangements	—	192	—	—	192	—
Option exercises	—	366	—	—	366	—
Employee stock purchase plan	—	255	—	—	255	—
Common stock issuance for earn out	1	1,049	—	—	1,050	—
Net income	—	—	16,163	—	16,163	16,163

Balance, September 30, 2008 (unaudited)	$225	$268,408	$10,222	$(1,601)	$277,254	$13,155

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$16,163	$17,585
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,766	5,175
Non-cash interest expense	—	22
Share-based compensation expense	4,430	2,959
Excess tax benefits from share-based payment arrangements	(192)	(1,353)
Amortization of deferred financing costs	224	659
Bed debt expense	146	180
Deferred income tax (benefit)	1,213	(942)
Changes in assets and liabilities, net of business combinations
Accounts and unbilled receivables	(2,558)	(1,273)
Prepaid expenses and other current assets	(462)	7
Other assets	(2,659)	(372)
Accounts payable	584	403
Accrued compensation and other accrued liabilities	(2,424)	(1,368)
Commissions payable	(64)	(457)
Deferred revenue	1,919	1,888
Other liabilities	8	(112)

Net cash provided by operating activities	25,094	23,001

Cash flows from investing activities
Purchases of property and equipment	(16,609)	(7,360)
Purchase of available-for-sale securities	(25,195)	(81,737)
Sale of available-for-sale securities	57,931	—
Acquisitions, net of cash acquired	(29,747)	(11,406)
Net cash deposited in escrow for acquisitions	(80)	(1,610)

Net cash used in investing activities	(13,700)	(102,113)

Cash flows from financing activities
Repayments under line of credit		(65,000)
Repayments of notes payable	(33)	(324)
Proceeds from common stock issued through Employee Stock Purchase Plan	255	159
Repurchase of common stock	(29,842)	—
Excess tax benefits from share-based payment arrangements	192	1,353
Net proceeds from public stock offering	—	130,398
Deferred financing costs	—	(102)
Net proceeds from option exercises	366	1,555
Repayment of capital lease obligations	(174)	(170)

Net cash (used in) provided by financing activities	(29,236)	67,869

Effect of exchange rate changes on cash and cash equivalents	(692)	882
Net decrease in cash and cash equivalents	(18,534)	(10,361)
Cash and cash equivalents at beginning of period	38,032	42,502

Cash and cash equivalents at end of period	$19,498	$32,141

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$138	$740
Income taxes	$2,987	$3,948
Non-cash investing and financing activities
Capital lease obligations incurred	$260	$19
Common stock issuance for acquisition	$—	$3,174
Common stock issuance for earn out	$1,050	$650

See notes to consolidated financial statements

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited

(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation and its subsidiaries (collectively, the “Company”) commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Between 1994 and September 30, 2008, the Company acquired 28 businesses that enable it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007 have been made. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008 or for any other interim period. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2007. Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

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

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks at September 30, 2008 and December 31, 2007 totaled $8,540 and $11,072, respectively, and represented 43.8% and 29.1%, respectively, of our total cash and cash equivalents balance at the end of each period.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Short-Term and Long-Term Investments

At September 30, 2008, short-term investments include municipal bonds that may readily be converted to cash within 7 days and are rated AA to AAA by various rating agencies. Short-term investments are recorded at fair value based on current market rates and are classified as available-for-sale. At September 30, 2008 long-term investments include ARS with reset periods ranging from less than a month to nine months and are rated AA to AAA by various rating agencies. Changes in the fair value are included in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements. (See footnote 13 for additional discussion on these investments.)

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the configuration of the sites associated with our internet hosting arrangements. These costs are deferred over the implementation period which precedes the hosting period, typically three to four months, and are expensed ratably when the hosting period commences, typically one to three years. These amounts aggregated $2,932 and $1,512 at September 30, 2008 and December 31, 2007, respectively. The current portion of these deferred costs of $383 and $222 at September 30, 2008 and December 31, 2007, respectively, is included in other current assets and the non-current portion of $2,549 and $1,290 at September 30, 2008 and December 31, 2007, respectively, is included in other assets in the accompanying consolidated balance sheets.

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

Outstanding amounts as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Acquisition related escrow balances:
Knowledge Workers	$—	$100
Gantz Wiley	—	600
Psychometrics Services Ltd.	758	758
StraightSource	1,200	1,200
HRC Human Resources Consulting GmbH	410	410
Quorum International Holdings Limited	780	—

Total escrow balances	3,148	3,068
Other long-term assets	5,838	2,811

Total other long-term assets	$8,986	$5,879

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

The Company capitalized internal-use software costs for the three and nine months ended September 30, 2008 and the year ended December 31, 2007 of $2,364, $5,872 and $3,321, respectively. Amortization of capitalized internal-use software costs for the three and nine months ended September 30, 2008 and the year ended December 31, 2007 was $459, $951 and $1,163 respectively.

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

In accordance with EITF 01-14, “Out-of-Pocket Expenses Incurred” the Company records reimbursements received for out-of-pocket expenses as other revenue and not netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the three and nine months ended September 30, 2008 and 2007, reimbursed expenses totaled $1,343 and $3,464 and $868 and $2,361 respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop-loss provisions. The Company estimated the liability based upon management’s judgment and historical experience. At September 30, 2008 and December 31, 2007, self-insurance accruals totaled $507 and $355, respectively. Management continuously reviews the adequacy of the Company’s stop-loss insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries. While the clients are concentrated primarily in the Company’s U.S. market area, an increasing number are non-U.S. At September 30, 2008, no client represented more than 10% of the net accounts receivable balance. For the three and nine months ended September 30, 2008, no client individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100 (which has been temporarily increased to $250 through December 31, 2009). Certain operating cash accounts may periodically exceed the FDIC limits.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. Earnings per share are based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s exercise of options if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The computation of common stock equivalents excluded options to purchase shares of common stock as their effect was antidilutive of 764,400 for the three and nine months ended September 30, 2008 and 391,101 and 413,720 for the three and nine months ended September 30, 2007, respectively.

Basic and diluted earnings per share are computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$5,424	$7,077	$16,163	$17,585

Denominator:
Weighted average shares used to compute net income per share - basic	22,551,225	25,455,504	22,852,499	24,948,592
Effect of dilutive stock options	237,243	391,101	232,025	413,720

Weighted average shares used to compute net income per share – dilutive	22,788,468	25,846,605	23,084,524	25,362,312

Basic net income per share	$0.24	$0.28	$0.71	$0.70
Diluted net income per share	$0.24	$0.27	$0.70	$0.69

Share-based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123R using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006. Since the adoption, the Company continues to recognize the cost of previously granted share-based awards on a straight-line basis and recognize the cost for new share-based awards on a straight-line basis over the requisite service period.

Adoption of new accounting pronouncement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under SFAS 13. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within its scope. Effective for the first quarter of fiscal 2009, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP 157-2. The Company is currently analyzing the requirements of SFAS 157 and has not yet determined the impact on its financial position or results of operations.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). Changes for business combination transactions pursuant to SFAS 141(R) include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to SFAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders equity and the elimination of “minority interest” accounting in results of operations. SFAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) will impact the accounting for the Company’s future acquisitions. The Company does not however, believe the adoption of SFAS 160 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable at September 30, 2008 and December 31, 2007, approximate fair value of these instruments.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

3. Acquisitions

Quorum International Holdings Limited

On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27,950, in cash, of which $19,753 was paid in April 2008 and $8,197 was paid in July 2008. The total cost of the acquisition, including legal, accounting, and other professional fees of $569, was approximately $28,519, including acquired intangibles of $8,633, with an estimated useful life between 3 and 10 years. In connection with the acquisition, $780 of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement. The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of Quorum. In addition, the acquisition agreement contains an earn out provision which provides for the payment of additional consideration by the Company based upon the gross margins of Quorum. The Company expects that the acquisition of Quorum will broaden our presence in the global recruitment market. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141, the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the finalization of the valuation of assets acquired or liabilities assumed. Quorum’s results of operations were included in the Company’s consolidated financial statements beginning on April 2, 2008.

HRC Human Resources Consulting GmbH

On August 20, 2007, the Company acquired all of the outstanding stock of HRC Human Resources Consulting GmbH (“HRC”), a consultancy for business-orientated employee surveys, based in Munich, Germany, for a purchase price of approximately $3,757 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $529, was approximately $4,286. In connection with the acquisition, $410 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against HRC under the acquisition agreement. The escrow agreement will remain in place for approximately five years from the acquisition date, and any funds remaining in the escrow account at the end of the five year period will be distributed to the former stockholders of HRC. The Company expects that the acquisition of HRC will provide us with a presence in Germany and enhances our expansion in European countries. The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. HRC’s results of operations were included in the Company’s consolidated financial statements beginning on August 20, 2007.

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation as of September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Equipment	$14,799	$11,667
Software	13,750	10,945
Office furniture and fixtures	2,574	1,791
Leasehold improvements	2,777	1,575
Land	684	752
Building construction in progress	—	4,881
Building	8,124	—
Software in development	6,281	2,960

	48,989	34,571

Less accumulated depreciation and amortization	18,260	15,394

	$30,729	$19,177

Equipment, office furniture and fixtures included capital leases in the amount of $2,843 at September 30, 2008. Depreciation and amortization expense, including amortization of assets under capital leases, were $4,945 and $5,172 for the nine months ended September 30, 2008 and year end December 31, 2007, respectively.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
Accrued professional fees	$314	$70
Straight line rent accrual	1,882	932
Other taxes payable (non-income tax)	435	973
Income taxes payable	1,795	818
Other liabilities	1,420	1,405
Contingent purchase price	656	2,100

Total other accrued liabilities	$6,502	$6,298

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements – Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

6. Line of Credit

On November 13, 2006, the Company entered into a secured credit agreement with PNC Bank, N.A. (the “Credit Agreement”), as administrative agent, in connection with an acquisition. This Credit Agreement replaced the prior $25,000 revolving credit agreement with PNC Bank and increased the maximum amount available under the credit facility from $25,000 to $75,000, including a $25,000 revolving credit facility, a $50,000 term loan and a sublimit of up to $2,000 for letters of credit. Borrowings under the new credit facility are secured by substantially all of Kenexa Corporation’s assets and the assets of its subsidiaries. As of December 31, 2006, the Company had borrowings of $65,000 outstanding under the Credit Agreement with a weighted average interest rate of 7.9% per annum. In January 2007, the Company used a portion of the net proceeds of its public offering to repay all outstanding borrowings, including the entire balance of the term loan under the Credit Agreement.

On March 26, 2007, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) with PNC Bank, N.A. The Amendment increased the maximum amount available under the revolving credit facility portion of the Credit Agreement from $25,000 to $50,000, including a sublimit of up to $2,000 for letters of credit. The Amendment provides that the Credit Agreement will terminate, and all borrowings will become due and payable, on March 26, 2010. Kenexa Corporation and each of the U.S. subsidiaries of Kenexa Technology are guarantors of the obligations of Technology under the Credit Agreement, as amended by the Amendment. As of September 30, 2008, there were no outstanding borrowings under the Credit Agreement.

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

Borrowings under the revolving credit facility portion of the Credit Agreement are collateralized generally by the Company’s assets, including a pledge of the capital stock of its subsidiaries. The Credit Agreement contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was in compliance with these financial statement covenants at September 30, 2008.

The Company has issued an irrevocable stand-by letter of credit for $500 for security on its sublease for its Waltham, MA office facility. The stand-by letter of credit automatically renews annually on June 30, with 60 days cancellation notice until its expiration on June 28, 2011.

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

8. Equity

Rollforward of Shares

The Company’s common shares issued and repurchased for the nine months ended September 30, 2008 and the year ended December 31, 2007 are as follows:

Common Shares Class A
December 31, 2006 ending balance	20,897,777

Repurchase of common shares	(1,448,091)
Shares from public stock offering	4,312,500
Stock option exercises	136,673
Employee stock purchase plan	10,152
Restricted shares issued	16,200
Shares issued for acquisition	107,235

December 31, 2007 ending balance	24,032,446

Repurchase of common shares	(1,608,202)
Stock option exercises	67,021
Employee stock purchase plan	12,750
Shares issued for earn out	55,876

September 30, 2008 ending balance	22,559,891

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

On February 20, 2008, Kenexa Corporation’s Board of Directors (the “Board”) authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock, of which 1,056,293 shares were repurchased at an aggregate cost of $19,994 as of September 30, 2008. These shares were restored to original status and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of September 30, 2008, the number of shares available for repurchase under the stock repurchase plan was 1,943,707.

On November 8, 2007, the Board authorized a stock repurchase plan providing for the repurchase of up to 2,000,000 shares of our common stock, of which 1,448,091 shares were repurchased at an aggregate cost of $25,482 as of December 31, 2007. These shares were restored to original status prior to December 31, 2007 and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of December 31, 2007, the number of shares available for repurchase under the stock repurchase plan was 551,909. Through January 24, 2008, the remaining 551,909 shares available for repurchase under the stock repurchase plan were repurchased at an aggregate cost of $9,848.

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Stock Plans

Employee Stock Option Plan

The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Board in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options to employees and directors at the discretion of the Board or a committee of the Board. The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”).

As of September 30, 2008, there were options to purchase 1,956,754 shares of common stock outstanding under the 2005 Option Plan. The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan. As of September 30, 2008, 2,263,406 shares of common stock not subject to outstanding options were available for issuance under the 2005 Option Plan. The purpose of stock options is to recognize past services rendered and to provide additional incentive to contribute to the continued success of the Company. Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan expire between the fifth and tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant. Unexercised stock options may expire up to 90 days after an employee’s termination.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2008 and 2007, the fair value of each grant was estimated using the Black-Scholes valuation model. Expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility. The expected life was determined based upon an average of the contractual life and vesting period of the options, in accordance with SAB 110. The estimated forfeiture rate was based upon an analysis of historical data. The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant. The following table provides the assumptions used in determining the fair value of the share-based awards for the period ended September 30, 2008 and the year ended December 31, 2007, respectively.

	Quarter ended September 30, 2008	Quarter ended June 30, 2008	Quarter ended March 31, 2008	Year ended December 31, 2007
Expected volatility	57.52%	57.53%	56.23%	47.26 – 54.95%
Expected dividends	0	0	0	0
Expected term (in years)	3.75	3	3.75	4 – 5
Risk-free rate	1.87%	2.77%	2.56%	2.5 – 4.6%

A summary of the status of the Company’s vested and non-vested stock options as of September 30, 2008 and December 31, 2007 and changes during the periods then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares Available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2006	3,138,046	1,302,008	$14.63	321,208	$14.26
Granted – options	(539,400)	539,400	35.40	—	—
Granted – restricted stock	(16,200)	16,200	0.00	—	—
Exercised	—	(136,673)	11.42	—	—
Forfeited or expired	119,900	(119,900)	22.24	—	—

Balance at December 31, 2007	2,702,346	1,601,035	$21.18	241,335	14.96

Granted – options	(524,200)	524,200	19.16	—	—
Exercised	—	(83,221)	4.41	—	—
Forfeited or expired	85,260	(85,260)	28.76	—	—

Balance at September 30, 2008	2,263,406	1,956,754	$21.03	358,514	13.04

The total intrinsic values of options outstanding, exercisable and exercised for and during the nine months ended September 30, 2008 were $3,119, $1,623 and $1,249, respectively. The weighted average fair values for options granted during the nine months ended September 30, 2008 and the year ended December 31, 2007 were $8.39 and $14.91, respectively. The weighted-average remaining contractual terms (in years) of options outstanding and exercisable as of September 30, 2008 were 4.60 and 5.24, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Stock Plans (continued)

A summary of the status of the Company’s nonvested share options and restricted stock as of September 30, 2008 and December 31, 2007 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2006	980,800	$8.65
Granted - options	539,400	14.91
Granted - restricted stock	16,200	31.46
Vested	(56,800)	13.26
Forfeited or expired	(119,900)	9.78

Nonvested at December 31, 2007	1,359,700	$10.73

Granted - options	524,200	8.39
Vested	(201,000)	9.46
Forfeited or expired	(84,500)	12.04

Nonvested at September 30, 2008	1,598,400	$10.08

Between January 1, 2008 and September 30, 2008, the Company granted options to certain employees and to non-employee members of the Board to purchase an aggregate of 524,200 shares of the Company’s common stock at a weighted exercise price of $19.16 per share. The Company granted the options at exercise prices equal to prevailing market prices ranging from $18.66 to $21.80 per share.

Between January 1, 2007 and December 31, 2007, the Company granted options to certain employees and to non-employee members of the Board to purchase an aggregate of 539,400 shares of the Company’s common stock at a weighted exercise price of $35.40 per share. The Company granted the options at exercise prices equal to prevailing market prices ranging from $29.94 to $36.87 per share.

On August 14, 2007, the Company granted to each non-employee member of the Board 2,700 shares of restricted stock, or an aggregate of 16,200 shares of restricted stock. These restrictions lapsed on May 19, 2008. The grant date fair value of the restricted stock was $31.46.

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

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of revenue	$96	$91	$267	$307
Sales and marketing	68	326	636	777
General and administrative	985	578	3,193	1,599
Research and development	107	180	333	276

Pre-tax share-based compensation	1,256	1,175	4,429	2,959
Income tax benefit	414	438	1,383	1,085

Share-based compensation expense, net	$842	$737	$3,046	$1,874

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Stock Plans (continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan approved in May 2006 (the “Plan”) enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the NASDAQ National Market, LLC on the offering date. We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with SFAS 123(R) and requires no compensation expense to be recognized. For the nine months ended September 30, 2008 and the year ended December 31, 2007, 12,750 and 10,152 shares of our common stock, respectively, were purchased under the Plan.

10. Related Party Transactions

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the three and nine months ended September 30, 2008 and 2007, the Company paid Pepper Hamilton LLP, $52, $127, $50 and $1,335, respectively, for general legal matters. The amounts payable to Pepper Hamilton as of September 30, 2008 and December 31, 2007 were $203 and $33, respectively. The amounts expensed in connection with Pepper Hamilton’s services for the three and nine months ended September 30, 2008 and 2007 were $306, $503, $127 and $533, respectively.

11. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate. The 2008 effective tax rate is estimated to be lower than the 35% statutory U.S. Federal rate primarily due to anticipated earnings in subsidiaries outside the U.S. in jurisdictions where the effective rate is lower than in the U.S. and tax exempt interest income.

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
United States	$38,780	$41,796	$118,490	$117,545
United Kingdom	4,183	2,088	14,184	6,925
Germany	3,013	704	7,666	876
The Netherlands	1,404	479	2,663	1,669
Other European Countries	3,501	1,029	7,950	4,126
Canada	982	533	2,638	1,488
Other	2,163	168	5,083	1,549

Total	$54,026	$46,797	$158,674	$134,178

The following table summarizes the distribution of revenue as a percentage of total revenue by geographic region as determined by billing address for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
United States	71.8%	89.3%	74.7%	87.6%
United Kingdom	7.7%	4.5%	8.9%	5.2%
Germany	5.6%	1.5%	4.8%	0.6%
The Netherlands	2.6%	1.0%	1.7%	1.2%
Other European Countries	6.5%	2.2%	5.0%	3.1%
Canada	1.8%	1.1%	1.7%	1.1%
Other	4.0%	0.4%	3.2%	1.2%

Total	100.0%	100.0%	100.0%	100.0%

The following table summarizes the distribution of assets by geographic region as of September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$269,426	78.4%	$306,276	88.0%
United Kingdom	44,244	12.9%	16,889	4.9%
India	13,619	4.0%	14,436	4.1%
Germany	8,573	2.5%	6,888	2.0%
Poland	3,026	0.9%	—	—%
Canada	2,865	0.8%	2,428	0.7%
Other	1,813	0.5%	972	0.3%

Total	$343,566	100.00%	$347,889	100.0%

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

13. Short-term and long-term investments

On September 30, 2008 the Company had the following investments at fair market value:

Type of investment:	Asset classification	Amount
Municipal securities	Short-term	$6,597
Auction rate securities	Short-term	—

Total short-term investments		6,597
Auction rate securities	Long-term	17,820

Total investments:		$24,417

During the period from June 2008 to September 2008, the Company experienced failed auctions for 15 tax exempt auction rate securities (“ARS”) issues, backed by student educational loans, representing principal and accrued interest of $20,843. However, in July 2008, the Company successfully sold 2 ARS issues with principal balances totaling $3,000. The Company determined that a temporary impairment of its ARS has occurred and therefore recorded a charge of $1,293, with no tax benefit, to accumulated other comprehensive income as of September 30, 2008. Additionally, due to the current uncertainty surrounding the ability to liquidate its ARS securities over the next twelve months, the Company has reclassified $17,820 of these investments, representing investments that were not recently liquidated, to long-term assets from short-term assets as of September 30, 2008. These securities will continue to accrue interest at the contractual rate and will be auctioned every 90 days until sold. Based on the size of this investment, the Company’s ability to access cash and other short-term investments, and expected operating cash flows, the Company does not anticipate the illiquidity of this investment to affect its operations.

As a result of the changes in the ARS market we have adjusted the fair value of our ARS investment portfolio using a discounted cash flow model to determine the estimated fair value of our ARS investments as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include level three inputs, as defined in SFAS No. 157, Fair Value Measurements, such as estimates for interest rates, the amount of cash flows and an expected holding period of the ARS. Based upon our assessment, the fair value of our ARS investments declined approximately $1,080 for the nine months ended September 30, 2008 to $17,820, which was deemed temporary and was recognized in accumulated other comprehensive (loss) income. In the future, we will continue to monitor the ARS market and depending upon market conditions and our own cash requirements may record additional temporary losses if appropriate.

On October 8, 2008 the Company received an ARS Rights offer from its investment bank to sell eligible ARSs, as defined in the agreement, at par value to the bank during the two year period between June 30, 2010 and July 2, 2012. The agreement also contains a provision for those clients who accept the offer to receive a “no net cost” loan up to the par value of eligible ARS until June 30, 2010. Following an evaluation of the terms and conditions of the offer the Company accepted the offer.

On September 30, 2008 the fair value for the Company’s investments was determined based upon the inputs presented below:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Municipal Bonds	$6,597	6,597	—	—
Auction Rate Securities	17,820		—	17,820

Total	$24,417	6,597	—	17,820

A summary of the activity of investments using significant unobservable inputs (Level 3) for the period ended September 30, 2008 is as follows:

Auction Rate Securities
December 31, 2007 balance	$29,900
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(1,080)
Purchases, issuances and settlements	(11,000)
Transfers in and/or out of Level 3	—

September 30, 2008 balance	$17,820

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, plans, objectives, expectations and intentions and other statements contained herein that are not historical facts and statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning. These statements may contain, among other things, guidance as to future revenue and earnings, operations, prospects of the business generally, intellectual property and the development of products. These statements are based on our current beliefs or expectations and are inherently subject to various risks and uncertainties, including those set forth under the caption “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission, as amended and supplemented under the caption “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors, our ability to implement business and acquisition strategies or to complete or integrate acquisitions. We do not undertake any obligation to update any forward-looking statements contained herein as a result of new information, future events or otherwise. References herein to “Kenexa,” “we,” “our,” and “us” collectively refer to Kenexa Corporation, a Pennsylvania corporation, and all of its direct and indirect U.S., U.K., Canada, India, and other foreign subsidiaries.

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

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the nine months ended September 30, 2008 and 2007, revenue from these subscriptions comprised approximately 79.3% and 81.9%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2007, we had a client base of approximately 4,000 companies, including approximately 199 companies on the Fortune 500 list published in April 2007. Our client base includes companies that we billed for services during the year ended December 31, 2007 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients by revenue contributed approximately $87.8 million, or 55.3%, of our total revenue for the nine months ended September 30, 2008.

2. Recent Events

On September 10, 2008 we reduced our revenue guidance for the remainder of 2008 due to the challenging macroeconomic environment and strengthening U.S. dollar as a number of project implementations have slowed or been delayed. Following this announcement, on November 3, 2008, due to the widespread deterioration in our business climate, we announced a restructuring program involving staff reductions of approximately 12% which included one-time severance and outplacement benefits in the range of $2.0 to $2.5 million. We expect to complete our program in the fourth quarter of 2008.

On April 2, 2008, we acquired Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27.9 million, in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.6 million, was approximately $28.5 million. We expect that the acquisition of Quorum will broaden our presence in the global recruitment market.

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock, of which 1,056,293 shares were repurchased at an aggregate cost of $20.0 million as of September 30, 2008. These shares were restored to original status and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of September 30, 2008, the number of shares available for repurchase under the stock repurchase plan was 1,943,707.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. Although our renewal rate for the quarter ended September 20, 2008 dropped slightly, the decrease was predominantly due to the postponement of a renewal by a single client that has been delayed for several months and which we expect will eventually be renewed, we continue to expect that we will maintain our historical renewal rate of approximately 90.0% of the aggregate contract value up for renewal for calendar year 2008. The revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of the invoice date. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As of September 30, 2008, deferred revenue increased to $37.0 million from $35.1 million as of December 31, 2007. We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

We generate a majority of our revenue within the United States. Approximately 71.8% and 74.7% of our total revenue was derived from sales in the United States for the three and nine months ended September 30, 2008, respectively. We expect that the international portion of our business relative to our United States based business will remain consistent as a percentage of our total revenues. Approximately 10.0% and 8.2% of our total revenue was generated from clients in Canada, Germany and the Netherlands for the three and nine months ended September 30, 2008, respectively. Approximately 7.7% and 8.9% of our total revenue was generated from clients in United Kingdom for the three and nine months ended September 30, 2008, respectively. Approximately 10.5% and 8.2% of our total revenue was derived from sales in other countries for the three and nine months ended September 30, 2008, respectively.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenue	$54,026	$46,797	$158,674	$134,178
Subscription revenue as a percentage of total revenue	79.6%	81.7%	79.3%	81.9%
Income from operations	$7,525	$7,665	$21,902	$22,726
Net cash provided by operating activities	$8,667	$10,811	$25,094	$23,001

			As of September 30,
			2008	2007
			(unaudited)	(unaudited)
Deferred revenue			$36,996	$33,259

The following is a discussion of significant terms used in the tables above.

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statements of operations. This performance indicator illustrates the continued evolution of our business towards subscription-based solutions, which provide us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. We expect that the percentage of subscription revenue will be in the range of 75% to 80% of our total revenues through at least 2008. Subscription revenue as a percentage of total revenue may be impacted by the nature of the revenue earned by entities that we acquire.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown, in thousands:

	For the year ended December 31,	For the three months ended September 30,		For the nine months ended September 30,
	2007	2008	2007	2008	2007
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$31,251	$38,741	$32,007	$35,076	$31,251
Total invoiced subscriptions during period	152,367	41,286	39,392	127,775	111,817
Deferred revenue from acquisitions	120	—	93	—	120
Subscription revenue recognized during period	(148,662)	(43,031)	(38,233)	(125,855)	(109,929)

Deferred revenue at end of period	$35,076	$36,996	$33,259	$36,996	$33,259

5. Results of Operations

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the three months ended September 30,				For the nine months ended September 30,
	2008		2007		2008		2007
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription	$43,031	79.6%	$38,233	81.7%	$125,855	79.3%	$109,929	81.9%
Other	10,995	20.4%	8,564	18.3%	32,819	20.7%	24,249	18.1%

Total revenue	54,026	100.0%	46,797	100.0%	158,674	100.0%	134,178	100.0%
Cost of revenue	16,461	30.5%	13,705	29.3%	46,739	29.5%	37,737	28.1%

Gross profit	37,565	69.5%	33,092	70.7%	111,935	70.5%	96,441	71.9%
Operating expenses:
Sales and marketing	10,298	19.1%	8,816	18.8%	31,175	19.6%	26,140	19.5%
General and administrative	12,649	23.4%	9,625	20.6%	37,487	23.6%	29,063	21.7%
Research and development	3,756	7.0%	4,717	10.1%	12,605	7.9%	13,337	9.9%
Depreciation and amortization	3,337	6.2%	2,269	4.8%	8,766	5.5%	5,175	3.9%

Total operating expenses	30,040	55.6%	25,427	54.3%	90,033	56.7%	73,175	54.9%
Income from operations	7,525	13.9%	7,665	16.4%	21,902	13.8%	22,726	16.9%
Interest income, net	255	0.5%	1,072	2.3%	1,216	0.8%	2,169	1.6%

Income before income taxes	7,780	14.4%	8,737	18.7%	23,118	14.6%	24,895	18.6%
Income tax expense	2,356	4.4%	1,660	3.5%	6,955	4.4%	7,310	5.4%

Net income	$5,424	10.0%	$7,077	15.1%	$16,163	10.2%	$17,585	13.1%

Revenue

Our total quarterly revenue increased $7.2 million or 15.4% to $54.0 million, subscription revenue increased $4.8 million or 12.6% to $43.0 million and other revenue increased by $2.4 million or 28.4% to $11.0 million for the three months ended September 30, 2008, compared to the same periods in 2007. Subscription and other revenue represented approximately 79.6% and 20.4% of our total revenue, respectively, for the three months ended September 30, 2008. Other revenue included the sale of two perpetual licenses during the quarter ended September 30, 2008, totaling $0.7 million. The increase in our revenue for the three months ended September 30, 2008, as compared to the same period in 2007, is attributable to an increase in demand for our hiring solutions of $4.6 million and an increase in demand for our retention solutions of $2.6 million. The increase in demand for our hiring solutions was enhanced by our acquisition of Quorum which contributed $3.7 million run rate, partially offset by a decrease of $1.5 million due to the loss of one customer.

Year-to-date total revenue increased $24.5 million or 18.3% to $158.7 million, subscription revenue increased $15.9 million or 14.5% to $125.9 million and other revenue increased by $8.6 million or 35.3% to $32.8 million for the nine months ended September 30, 2008, compared to the same periods in 2007. Subscription revenue represented approximately 79.3% of our total revenue for the nine months ended September 30, 2008. The increase in our revenue for the nine months ended September 30, 2008, as compared to the same period in 2007, is attributable primarily to an increase in demand for our hiring solutions of $13.7 million and an increase in demand for our retention solutions of $10.8 million. The increase in demand for our hiring solutions was enhanced by our acquisition of Quorum which contributed $3.7 million run rate, partially offset by a decrease of $3.0 million due to the loss of one customer. For the remainder of 2008 we expect total revenue to decrease from the prior year due to the increasingly difficult macroeconomic environment and portion of our revenue outside the U.S. affected by the strengthening of the U.S. dollar. More specifically we expect revenues from our service offerings and the strengthening U.S. dollar to reduce our revenue by approximately $6.0 to $7.0 million and approximately $3.0 million, respectively, in the quarter ending December 31, 2008 from the quarter ended June 30, 2008, to $46 million. We believe revenue from our software offerings will remain consistent with 2007, primarily as a result of the global economic slowdown and increased scrutiny by client of investments in solutions such as ours.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our clients. Additionally, our application hosting costs, amortization of third-party license royalty costs, technical support personnel costs, allocated overhead and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our client base. Since cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue. For the remainder of the year, as our business contracts in response to the macroeconomic environment, we expect personnel costs associated with the delivery of our solutions to decrease and to fall within a range of approximately 26% to 32% of revenue.

Cost of revenue increased by $2.8 million or 20.1% to $16.5 million and $9.0 million or 23.9% to $46.7 million during the three and nine month period ended September 30, 2008, respectively, compared to the same periods in 2007. As a percentage of revenue cost of revenue increased by 1.2% to 30.5% and 1.3% to 29.5% for the three and nine months ended September 30, 2008, compared to the same periods in 2007. The $2.8 million and $9.0 million increases during the three and nine month period ended September 30, 2008, respectively, were due in part by the addition of 195 employees, primarily brought on by our recent acquisitions which contributed approximately $1.8 million and $6.3 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Additionally, other consulting and external services needed to support our customer’s requirements added approximately $0.4 million and $1.7 million to the increase for the three and nine months ended September 30, 2008, respectively.

Sales and Marketing (“S&M”) Expense

S&M expense primarily consists of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements. For the remainder of the year we expect our sales and marketing expense to decrease as our revenues and business activity decreases.

S&M expense increased $1.5 million or 16.8% to $10.3 million during the three month period ended September 30, 2008, compared to the same periods in 2007. The $1.5 million increase for the three months ended September 30, 2008 was due primarily to increased salary and other sales expense of approximately $1.6 million, partially offset by $0.1 million decrease in other expenses, compared to the same periods in 2007. The increase in salary expense was attributable to the addition of 68 employees to support our increased sales efforts. As a percentage of revenue, S&M expense was approximately 19% for the three months ended September 30, 2008.

S&M expense increased $5.0 million or 19.3% to $31.2 million during the nine month period ended September 30, 2008, compared to the same periods in 2007. The $5.0 million increase for the nine months ended September 30, 2008 was due primarily to increased salary and bonus of $4.3 million and $0.7 million, respectively, compared to the same periods in 2007. As a percentage of revenue, S&M expense remained the same at approximately 19.5%, for the nine months ended September 30, 2008, compared to the same periods in 2007.

General and Administrative (“G&A”) Expense

G&A expense primarily consists of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. We believe that G&A expense will decrease in absolute dollars and remain flat or decrease as a percentage of revenue in 2008 as our business activity decreases in response to the slowing global economy and the recent reduction in our headcount.

G&A expense increased $3.0 million or 31.5% to $12.7 million during the three month period ended September 30, 2008, compared to the same periods in 2007. The $3.0 million increase for the three months ended September 30, 2008 was due primarily to an increase in staff-related expenses including salary and stock compensation expense of $0.8 million and $0.4 million, respectively. In addition, professional fees, rent, travel, communications and other expenses contributed $0.3 million, $0.4 million, $0.4 million, $0.3 million and $0.4 million, respectively, to the increase during the three months ended September 30, 2008, compared to the same period in 2007. As a percentage of revenue, G&A expense increased from approximately 20.6% to 23.4% for the three months ended September 30, 2008, compared to the same period in 2007.

G&A expense increased $8.4 million or 29.0% to $37.5 million during the nine month period ended September 30, 2008, compared to the same periods in 2007. The $8.4 million increase for the nine months ended September 30, 2008, was primarily due to increased salary and stock option expense of $1.5 million and $1.6 million, respectively, from the prior year. In addition, increased professional fees, rent, travel, communications and other expenses contributed $1.3 million, $1.3 million, $0.9 million, $0.6 million, and $1.2 million respectively, to the increase during the nine months ended September 30, 2008 compared to the prior year. As a percentage of revenue, G&A expense increased from 22.2% to 23.7% for the nine months ended September 30, 2008, compared to the same periods in 2007.

Research and Development (“R&D”) Expense

R&D expense primarily consists of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel and third party consultants. Our R&D efforts have been devoted primarily to new product offerings and enhancements and upgrades to our existing products. As a result of these ongoing development efforts, we have capitalized software costs of $2.5 million, $6.3 million, $0.6 million, and $1.2 million for the three and nine months ended September 30, 2008 and 2007, respectively. The remaining R&D activities have been expensed as incurred. For the remainder of 2008 we expect R&D expense to remain flat or decrease in response to the expected slowdown in our business. As a percentage of revenue, we expect R&D expense to remain between 6% to 9% of revenue.

R&D expense decreased by $1.0 million during the three month period ended September 30, 2008, compared to the same period in 2007. This decrease was a result of the strengthening of the U.S. dollar relative to the Indian rupee and an increased number of projects and activities qualifying for expense capitalization in 2008. As a percentage of revenue, R&D expense decreased from approximately 10.1% to 7.0% for the three months ended September 30, 2008, compared to the same period in 2007.

R&D expense decreased by $0.7 million or approximately 5.5% to $12.6 million during the nine month period ended September 30, 2008, compared to the same periods in 2007. The $0.5 million decrease in R&D expense for the nine months ended September 30, 2008 was primarily due to the strengthening of the U.S. dollar relative to the Indian rupee and increased number of projects and activities qualifying for expense capitalization in 2008. As a percentage of revenue, R&D expense decreased from approximately 9.9% to 7.9% for the nine months ended September 30, 2008 compared to the same period in 2007.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.1 million or 47.1% to $3.3 million and $3.6 million or 69.4% to $8.8 million during the three and nine month period ended September 30, 2008, respectively, compared to the same periods in 2007. Through 2009, we expect depreciation and amortization expense to increase due an increase in capital purchases and the full period effect of our acquired intangibles.

Income tax expense on operations

Income tax expense on operations increased by $0.7 million or 41.1% to $2.4 million and $0.4 million or 4.9% to $7.0 million during the three and nine month period ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease in expense was due to a larger portion of our taxable income being generated in jurisdictions with lower effective tax rates and decreasing in jurisdictions with higher tax rates.

6. Liquidity and Capital Resources

Since our formation in 1987, we have financed our operations primarily through internally generated cash flows, our line of credit and the issuance of preferred and common stock. As of September 30, 2008, we had cash and cash equivalents of $19.5 million and short-term investments of $6.6 million.

Our cash provided from operations was $25.1 million and $23.0 million for the nine months ended September 30, 2008 and 2007, respectively. Cash used in investing activities was $13.7 million and $102.1 million for the nine months ended September 30, 2008 and 2007, respectively. Cash used in financing activities was $29.2 million for the nine months ended September 30, 2008 and cash provided by financing activities was $67.9 million for the nine months ended September 30, 2007. Our net decrease in cash and cash equivalents was $18.5 million for the nine months ended September 30, 2008, resulting primarily from our repurchase of our common stock. Our net decrease in cash and cash equivalents was $10.4 million for the nine months ended September 30, 2007, resulting primarily from our investment in short-term investments. We expect positive operating cash flow to continue through 2009.

In connection with our November 8, 2007 and February 20, 2008 stock repurchase plans, we repurchased 1,608,202 shares of our common stock at an average price of $18.56 per share and an aggregate cost of $29.8 million for the nine months ended September 30, 2008.

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

Operating Activities

Net cash provided by operating activities was $25.1 million and $23.0 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash provided by operating activities for the nine months ended September 30, 2008 resulted primarily from net income of approximately $16.2 million, non-cash charges to net income of $13.6 million, and an increase in deferred revenue of $1.9 million, partially offset by changes in working capital of $3.8 million, an increase in accounts receivable of $2.6 million and a $0.2 million reduction in taxes payable resulting from the excess tax benefits from share based payments. Net cash provided by operating activities for the nine months ended September 30, 2007 resulted primarily from net income of approximately $17.6 million, non-cash charges to net income of $9.0 million, an increase in deferred revenue of $1.9 million partially offset by changes in working capital of $1.9 million, deferred tax benefit of $0.9 million, an increase in accounts receivables of $1.3 million and a $1.4 million reduction in taxes payable resulting from the excess tax benefits from share based payments.

Investing Activities

Net cash used in investing activities was $13.7 million and $102.1 million for the nine months ended September 30, 2008 and 2007, respectively. Cash flows from investing activities for the nine months ended September 30, 2008 and 2007 consisted of the following (in millions):

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Scottworks acquisition	$0.1	$—
Knowledge Workers acquisition	0.1	—
Gantz Wiley Research acquisition	0.6	0.6
BrassRing acquisition	—	0.2
PSL acquisition	—	0.3
StraightSource acquisition	1.1	9.0
HRC acquisition	0.3	2.9
Quorum acquisition	27.6	—
Capitalized software and purchases of computer hardware	16.6	7.4
Purchases of available-for-sale securities	25.2	81.7
Sales of available-for-sale securities	(57.9)	—

Total cash flows used in investing activities	$13.7	$102.1

In the future, we expect our capital expenditures to increase as revenues increase and business needs arise.

Financing Activities

Net cash used in financing activities was $29.2 million for the nine months ended September 30, 2008 and net cash provided by financing activities was $67.9 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash used in financing activity resulted primarily from repurchases of our common shares of $29.8 and repayments of our capital lease obligations of $0.2 million, partially offset by net proceeds from stock option exercises of $0.3 million, excess tax benefits from share-based payment arrangements of $0.2 million and proceeds from our employee stock purchase plan of $0.3 million. For the nine months ended September 30, 2007, net cash provided by financing activity resulted primarily from net proceeds from our public stock offering of $130.4 million, net proceeds from stock option exercises of $1.6 million and excess tax benefits from share-based payment arrangements of $1.4 million, partially offset by the repayment of our credit facility of $65.0 million, capital lease obligations of $0.2 million, notes payable of $0.3 million and deferred financing costs of $0.1 million.

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

Our short-term and long-term investments consist of auction rate securities (“ARS”) and municipal securities with balances as of September 30, 2008 and December 31, 2007 as follows (in millions):

Type of Investment	September 30, 2008	Total percent	December 31, 2007	Total percent
Short-term investments:
Municipal bonds	$6.6	27.0%	$28.5	48.8%
Auction rate securities	—	—	29.9	51.2%

Total short-term investments	6.6	27.0%	58.4	100.0%

Long-term investments:
Auction rate securities	17.8	73.0%	—	—%

Total investments	$24.4	100.0%	$58.4	100.0%

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

As a result of the changes in the ARS market we have adjusted the fair value of our ARS investment portfolio using a discounted cash flow model to determine the estimated fair value of our ARS investments as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include level three inputs, as defined in SFAS No. 157, Fair Value Measurements, such as estimates for interest rates, the amount of cash flows and an expected holding period of the ARS. Based upon our assessment, the fair value of our ARS investments declined approximately $1.1 million for the nine months ended September 30, 2008 to $17.8 million, which was deemed temporary and was recognized in accumulated other comprehensive income (loss). In the future we will continue to monitor the ARS market and depending upon market conditions and our own cash requirements may record additional temporary losses if appropriate.

We recently received an ARS Rights offer, which expires on November 14, 2008, from our investment bank to sell eligible ARSs, as defined in the agreement, at par value to our bank during the period between June 30, 2010 and July 2, 2012. The agreement also contains a provision for those clients who accept the offer to receive a “no net cost” loan up to the par value of eligible ARS until June 30, 2010. Following our evaluation of the terms and conditions of the offer we accepted the offer.

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

In accordance with EITF 01-14, “Out-of-Pocket Expenses Incurred” we record reimbursements received for out-of-pocket expenses as revenue and not netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. Reimbursed expenses totaled $1.3 million, $3.5 million, $0.9 million and $2.4 million for the three and nine months ended September 30, 2008 and 2007, respectively.

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

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances indicate that the carrying value may not be recoverable. We have reviewed the carrying values of goodwill at the enterprise or Company level by comparing the carrying value to the estimated fair value of the enterprise. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the respective business components and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Through September 30, 2008, we have not observed any changes to our enterprise value which would lead us to believe that our goodwill or other identified intangibles’ carrying value exceeds their fair values.

During the month of October 2008, due to a significant adverse change in our business climate, we tested our goodwill for impairment, using a discounted cash flow model and our market capitalization as of September 30, 2008. Utilizing both internal and third party projections and other valuation data for our enterprise fair value, we determined that our fair value as approximated by both the discounted cash flows and market capitalization continued to exceed our enterprise carrying value. Given the recent volatility of our stock price and unprecedented market conditions we will continue to monitor our enterprise fair value, if these conditions persist it is possible that we will record a goodwill impairment in the fourth quarter of 2008.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop-loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability reserve for self-insurance claims. At September 30, 2008 and December 31, 2007, self-insurance accruals totaled $0.5 million and $0.4 million, respectively. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments were approximately $1.7 million for the nine months ended September 30, 2008, and are included in accumulated other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

A key component of our business strategy has been to expand our international sales efforts, resulting in increasing exposure and sensitivity to foreign currency exchange rate fluctuations. Primarily as a result of recent acquisitions, including our acquisition of U.K.-based Quorum International in April 2008, the proportion of our revenue derived from sources outside the U.S. has materially increased since the end of 2007. During the nine months ended September 30, 2008, the percentage of our revenue derived from sales to clients outside the U.S. increased to approximately 24% of revenue from approximately 12% for the year ended December 31, 2007. The primary currencies for which we have significant exchange rate exposure are the U.S dollar versus the British pound, the U.S. dollar versus the euro and the U.S. dollar versus the Canadian dollar. As a result of our revenue derived from sales denominated in British pounds, euros and Canadian dollars during the three and nine month periods ended September 30, 2008, a 10% increase in the value of the U.S. dollar relative to these currencies would have resulted in decreased revenue of $1.1 million and $2.6 million for such periods, respectively. As of September 30, 2008, we were not engaged in any foreign currency hedging activities.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the following risk factors, which contain material changes to , and amend and restate in their entirety, the risk factors set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 which could materially affect our business, financial condition or future results of operations. The risks described below in this item are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.

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

Maintaining the renewal rate of our existing subscriptions is critical to our future success. Factors that may affect the renewal rate for our solutions include:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	the effectiveness of our support services;

•	our ability to develop complementary products and services; and

•	the willingness of our clients to continue to invest their resources in our solutions in light of other demands on those resources.

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

If the unemployment rate continues to increase, our business may be harmed.

Demand for our solutions depends in part on our clients’ ability to hire and retain their employees. According to the U.S. Bureau of Labor Statistics, the U.S. unemployment rate in October 2008 was 6.5%. It is widely expected that unemployment will continue to increase through the end of 2008 and perhaps 2009 and beyond as a result of the current general downturn in macroeconomic economic conditions in the U.S. If the unemployment rate continues to increase, our existing and potential clients may no longer consider improvement of their talent acquisition and employee performance management systems a necessity and may have less of a need to hire and retain their employees, which could have a material adverse effect on our business, results of operations and financial condition.

Reductions in information technology spending could limit our ability to grow our business.

Our operating results may vary based on changes in the information technology spending of our clients. The revenue growth and profitability of our business depend on the overall demand for enterprise application software and services. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. As a result, decreased demand for enterprise application software and services, and in particular talent acquisition and employee performance management solutions, caused by a weakening global economy may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. In particular, software for talent acquisition and employee performance management software may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. As a result, potential clients may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which would negatively impact our operating results.

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

Our sales cycles are generally up to nine months and in some cases even longer. Sales cycles lengthen in particular in economic downturns, when clients are more likely to scrutinize their spending decisions, including those related to our solutions, in an effort to conserve resources. These long sales cycles impede our ability to accurately forecast the timing of sales in a given period which could adversely affect our ability to meet our forecasts for that period. The period between an initial sales contact and a contract signing is relatively long due to several factors, including:

•	the need to educate potential clients about the uses and benefits of our solutions and the on-demand delivery model;

•	the discretionary nature of our clients’ purchase and budget cycles;

•	the competitive evaluation of our solutions;

•	fluctuations in the talent acquisition and employee performance management requirements of our prospective clients;

•	economic downturns and reductions in corporate IT spending;

•	announcements or planned introductions of new products or services by us or our competitors; and

•	the lengthy purchasing approval processes of our prospective clients.

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

To increase our revenue, we must continually add new clients and sell additional solutions to existing clients. If our existing and prospective clients do not perceive our solutions to be of sufficiently high value and quality, we may not be able to attract new clients or to increase sales to existing clients. Our ability to attract new clients and to sell new solutions to existing clients will depend in large part on the success of our sales and marketing efforts. However, our existing and prospective clients may not be familiar with some of our solutions, or may have traditionally used other products and services for some of their talent acquisition and employee performance management requirements. Furthermore, factors that are beyond our control, such as a general downturn in the economy like the one currently being experienced in the U.S. and abroad, could cause existing and prospective clients to shift resources that they would have otherwise invested in our solutions to other uses. Our existing and prospective clients may also develop their own solutions to address their talent acquisition and employee performance management requirements, purchase competitive product offerings or engage third-party providers of outsourced talent acquisition and employee performance management services. Additionally, some clients may require that we license our software to them on a perpetual basis or that we allow them the contractual right to convert from a term license to a perpetual license during the contract term, which may reduce recurring revenue from these clients.

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

We may not have the resources or expertise to compete successfully in the future. If we are unable to successfully compete, we could lose existing clients, fail to attract new clients and our revenue would decline. The talent acquisition and employee performance management solutions markets are rapidly evolving and highly competitive, and we expect competition in these markets to persist and intensify. Barriers to entry into our industry are low, new software products are frequently introduced and existing products are continually enhanced. We compete with niche point solution vendors such as Authoria, Inc., iCIMS, Inc., Integrated Performance Systems, Inc., InScope Corporation, Kronos Incorporated, PeopleClick, Inc., Pilat HR Solutions, Inc., Previsor, Inc., SHL Group plc, SuccessFactors, Inc. and Taleo Corporation that offer products that compete with one or more applications contained in our solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning, or ERP, software with much greater resources, such as Oracle Corporation (PeopleSoft), SAP AG and Lawson, Inc. To a lesser extent, we compete with vendors of employment process outsourcing services and survey services such as Accolo, Inc., The Gallup Organization, Hyrian, LLC and Recruitment Enhancement Services. In addition, many organizations have developed or may develop internal solutions to address enterprise talent acquisition and employee performance management requirements that may be competitive with our solutions.

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

Funds associated with the auction rate securities held by us that we have historically held as short-term investments may not be liquid or readily available.

Our investments in securities currently consist partially of auction rate securities which are not currently liquid or readily available to convert to cash. During the period from June 2008 to September 2008, we experienced failed auctions for tax exempt auction rate securities representing principal and accrued interest of approximately $20.8 million. As a result of this illiquidity, we recorded a charge of approximately $1.3 million, with no tax benefit, as of September 30, 2008. Additionally, due to the current uncertainty surrounding the ability to liquidate our auction rate securities over the next twelve months, we have reclassified approximately $17.8 million of these investments to long-term assets from short-term assets as of

September 30, 2008. We have accepted an offer to sell a portion of our auction rate securities at par value between June 30, 2010 and July 2, 2012 to our investment bank. If the global credit crisis continues to intensify and our investment bank is unable to satisfy its obligations to purchase our auction rate securities, or broker-dealers generally do not renew their support of auctions for auction rate securities, the liquidity of our auction-rate securities may be further impacted and we may be required to record further declines in value of these investments.

As our sales and marketing efforts to clients outside the United States increase, we are exposed to additional risks associated with international operations, including the risks of managing a geographically diverse operation and foreign currency exchange rate fluctuations.

As a part of our future business strategy, we have sought to increase our international sales efforts in Canada, Europe and Asia through both organic growth and acquisitions. We currently maintain international sales offices in Toronto, Canada; London, England; Harrow, England; Hyderabad, India; Vizag, India; Munich, Germany; Hong Kong, China; Amsterdam, The Netherlands; Melbourne, Australia; Singapore; and Taipei, Taiwan. We may not, however, be successful in these efforts to grow our business internationally. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, we will depend on third parties to market our solutions through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on the ability of our software to properly filter foreign languages. We must also adopt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally.

As a result of our efforts to become more global, a growing portion of our international sales and operating expenses are denominated in foreign currencies, including British pounds, euros, Canadian dollars and Indian rupees. We expect our exposure to foreign exchange gains and losses to increase in the future. Any fluctuation in the exchange rate of these foreign currencies may negatively affect our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

We may be unsuccessful in transitioning to a new development center in Vizag, India.

In the first quarter of 2008, we opened a facility in Vizag, India to serve as the center of our development activities in India which were formerly located in facilities that we leased in Hyderabad, India. We have moved the majority of our developers from our existing offices in Hyderabad, India to our new facility in Vizag, India. We cannot assure you that the transition of development activities from the existing facility to the new facility will ultimately be successful. Some of our existing developers may not desire to make such a move and as a result may terminate their employment with us. Moreover, we may not be successful in hiring new developers at the facility in Vizag. In addition, Vizag, India may not support all of the necessary infrastructure capabilities that we may require in the future to operate our development center. Accordingly, we may experience network, telecommunications and other infrastructure disruptions in connection with our operation of the new facility and we may experience problems hiring or retaining qualified employees or third party service providers that are needed for the successful operation of our development center. If a substantial number of our existing employees do not continue their employment with us at the new facility or if the location of the new facility does not support appropriate infrastructure capabilities to meet our business needs, our business may be harmed and our results of operation may suffer.

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

As a result of fluctuations in our revenue and operating expenses, our quarterly operating results may vary significantly. We may not be able to curtail our spending quickly enough if our revenue falls short of our expectations. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our new product development efforts and hire additional personnel. Our operating results may fluctuate in the future as a result of the factors described below:

•	our ability to renew and increase subscriptions sold to existing clients, attract new clients, cross-sell our solutions and satisfy our clients’ requirements;

•	changes in our pricing policies;

•	the introduction of new features to our solutions;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our solutions;

•	new product and service introductions by our competitors;

•	concentration of marketing expenses for activities, such as trade shows and advertising campaigns;

•	concentration of research and development costs;

•	general economic conditions affecting existing and potential clients and our business; and

•	concentration of expenses associated with commissions earned on sales of subscriptions for our solutions.

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

In February 2008, our board of directors approved a stock repurchase program authorizing, from time to time, the repurchase of up to 3.0 million shares of our common stock on the NASDAQ National Market, 1,056,293 shares of which were repurchased as of September 30, 2008 at an average per share price of $18.90. The share repurchases may not have the effects anticipated by our board of directors and may instead harm the market price of our securities. The full implementation of this repurchase plan would use a significant portion of our cash reserves, and this use of cash could limit our future flexibility to complete acquisition transactions or fund other growth opportunities. In addition, the share repurchases are subject to regulatory requirements. We may become subject to lawsuits regarding the use of our cash for share repurchases or for the failure to follow applicable regulatory requirements in connection with our share repurchase program. Our repurchase plan could result in an increase in the share percentage ownership of our existing shareholders, and such increase may trigger disclosure or other regulatory requirements for our larger shareholders. As a result, certain shareholders may liquidate a portion of their holdings. In addition, our repurchase plan may decrease our public float as shares are repurchased by us on the open market pursuant to the plan and may have a negative effect on our trading volume. Such outcomes may have a negative impact on the liquidity of our common stock, the market price of our common stock and could make it easier for others to acquire a larger percentage of our voting securities.

The market price of our common stock may be particularly volatile, and our shareholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Recently, from August 8, 2007 to November 8, 2008, our common stock has been particularly volatile as the price of our common stock has ranged from a high of $42.44 to a low of $6.00. In the past several years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. Additionally, as a result of the current global credit crisis and the concurrent economic downturn in the U.S. and globally, there have been significant declines in the values of equity securities generally in both the U.S. and internationally. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price continues to be volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities.

The following table provides information regarding our repurchase of our common stock during the third quarter of 2008:

Period	Total Number of Shares Purchased	Weighted Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2008 – July 31, 2008	—	—	—	1,993,007
August 1, 2008 – August 30, 2008	—	—	—	1,943,707
September 1, 2008 – September 30, 2008	—	—	—	1,943,707

Total	—	—	—	1,943,707

[1]	On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

The following exhibits are filed herewith:

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2008

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