Form 10-K/A
period 2007-12-31
KENEXA CORP
filed 2008-11-24
CIK 1114714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”) originally filed on February 29, 2008 with the Securities and Exchange Commission solely for the purposes of (i) amending the information provided on page 44 of this 2007 Annual Report in the section entitled Critical Accounting Policies and Estimates—Goodwill and Other Identified Intangible Asset Impairment under Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to clarify that the evaluation of goodwill occurs at the enterprise or company level, (ii) amending the information provided on page 57 of this 2007 Annual Report in the section entitled “Contractual Obligations and Commitments” under Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to restate the contractual obligations and commitments table contained therein, and (iii) amending the information provided in Exhibit 32.1 of this 2007 Annual Report to correct a typographical error. Pursuant to the rules of the Securities and Exchange Commission, we have also included currently dated (i) consents of each of BDO Seidman, LLP and Grant Thornton, LLP attached as Exhibits 23.1 and 23.2 to this report, and (ii) certifications from our principal executive and principal financial officers, as required by Sections 302 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1 and 31.2 to this report. Except as described above, no other changes are being made to the 2007 Annual Report. This Form 10-K/A does not reflect events occurring after the February 29, 2008 filing of our 2007 Annual Report and does not modify or update the disclosure contained in the 2007 Annual Report in any way other than as described in this Explanatory Note.

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

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets which superseded Accounting Board Opinion No. 17, Intangible Assets. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carry amount. We have reviewed the carrying values of goodwill at the enterprise or company level by comparing the carrying values to the estimated fair values of the enterprise. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the enterprise and comparable company multiples. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. We determined that the carrying values of our goodwill did not exceed the fair values and as a result we do not believe that impairment of goodwill existed at December 31, 2007.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	234	140	87	7	—
Operating Lease Obligations	16,835	4,785	10,259	1,320	471
Other Long-term liabilities	65	—	65	—	—

Total	17,134	4,925	10,411	1,327	471

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:
1.	Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2.	Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.

3.	Exhibits. See (b) below.

(b)	Exhibits:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of December 21, 2005, among Kenexa Corporation, Kenexa Technology, Inc., Kenexa Acquisition Corp., Webhire, Inc., and Gazaway L. Crittenden, solely as the representative of the Equityholders (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated December 22, 2005)

2.2	Equity Purchase Agreement and Agreement and Plan of Merger, dated as of October 5, 2006, among Kenexa Corporation, Kenexa Technology, Inc., Birmingham Acquisition Corp., BrassRing LLC, BrassRing Inc., Gannett Satellite Information Network, Inc., BRLLC Holdings Inc., Tribune National Marketing Company, Accel VI L.P., Accel Internet Fund II, L.P., Accel Keiretsu VI L.P., Accel Investors ‘98 L.P., Accel VI-S L.P., Accel Investors ‘98-S L.P., James W. Breyer, and Gerald M. Rosberg solely as the representative of the stockholders of BRINC and the selling members of BRLLC (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 6, 2006)

3.1	Amended and Restated Articles of Incorporation of Kenexa Corporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007)

3.2	Amended and Restated Bylaws of Kenexa Corporation (incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007)

4.1	Form of Specimen Common Stock Certificate of Kenexa Corporation (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 dated June 20, 2005, Registration No. 333-124028)

10.1*	Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.2*	Form of Non-Qualified Stock Option Agreement under the Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.3*	Kenexa Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.4*	Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Director) (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

Exhibit Number	Description of Document

10.5*	Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.6*	Kenexa Corporation Amended and Restated 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 20, 2006)
10.7	Investor Agreement dated April 8, 2005 among Kenexa Corporation and certain shareholders (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028) of Kenexa Corporation

10.8	Agreement Among Certain Management Shareholders dated April 8, 2005 among Kenexa Corporation and the investors named therein (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.9	Second Amended and Restated Registration Rights Agreement, dated March 29, 2001 (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.10	Agreement of Lease between Liberty Property Limited Partnership and Raymond Karsan Associates dated July 1, 1996 (incorporated by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.11	First Amendment to Agreement of Lease dated August 14, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.12	Second Amendment to Agreement of Lease dated November 8, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.13	Credit Agreement dated November 13, 2006 by and among Kenexa Technology, Inc., the several banks and other financial institutions from time to time parties hereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.24 filed with the Company’s Current Report on Form 8-K dated November 17, 2006)

10.14	Revolving Credit and Security Agreement dated July 15, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.13 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.15	First Amendment and Waiver to Revolving Credit and Security Agreement dated October 10, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.14 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.16	Second Amendment and Modification to Loan and Security Agreement dated March 22, 2005 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.15 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.17	Third Amendment and Modification to the Revolving Credit and Security Agreement dated December 29, 2005 between Kenexa Technology, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 filed with the Company's Current Report on Form 8-K dated December 30, 2005)

Exhibit Number	Description of Document

10.18	Guaranty dated July 15, 2003 by Kenexa Corporation in favor of PNC Bank, National Association 1996 (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.19	Form of Indemnification Agreements between Kenexa Corporation and each of its directors and certain officers 1996 (incorporated by reference to Exhibit 10.23 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
10.20*	Separation Agreement by and among Kenexa Technology, Inc., and Eliot Chack (a/k/a Elliot H. Clark), dated November 26, 2006 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated November 29, 2006)

10.21*	Form of Restricted Stock Award Agreement under the 2005 Equity Incentive Plan (Non-Employee Director) (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated August 14, 2007.)

10.22	First Amendment to the Credit Agreement dated March 26, 2007 among Kenexa Technology, Inc., the several banks and other financial institutions parties thereto and PNC Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated March 30, 2007.)

21.1	Subsidiaries of Kenexa Corporation (incorporated by reference to Exhibit 21.1 filed with the Company’s Annual Report on Form 10-K dated February 29, 2008.)

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Grant Thornton, LLP

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 2008.

Kenexa Corporation

/s/ NOORUDDIN S. KARSAN
Nooruddin S. Karsan
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ DONALD F. VOLK
Donald F. Volk
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of December 21, 2005, among Kenexa Corporation, Kenexa Technology, Inc., Kenexa Acquisition Corp., Webhire, Inc., and Gazaway L. Crittenden, solely as the representative of the Equityholders (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated December 22, 2005)

2.2	Equity Purchase Agreement and Agreement and Plan of Merger, dated as of October 5, 2006, among Kenexa Corporation, Kenexa Technology, Inc., Birmingham Acquisition Corp., BrassRing LLC, BrassRing Inc., Gannett Satellite Information Network, Inc., BRLLC Holdings Inc., Tribune National Marketing Company, Accel VI L.P., Accel Internet Fund II, L.P., Accel Keiretsu VI L.P., Accel Investors ‘98 L.P., Accel VI-S L.P., Accel Investors ‘98-S L.P., James W. Breyer, and Gerald M. Rosberg solely as the representative of the stockholders of BRINC and the selling members of BRLLC (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 6, 2006)

3.1	Amended and Restated Articles of Incorporation of Kenexa Corporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007)

3.2	Amended and Restated Bylaws of Kenexa Corporation (incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007)

4.1	Form of Specimen Common Stock Certificate of Kenexa Corporation (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 dated June 20, 2005, Registration No. 333-124028)

4.2	Form of Amended and Restated Class B Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.4 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)

4.3	Form of Amended and Restated Class D Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.5 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)

4.4	Form of Amended and Restated Class E Common Stock Purchase Warrant to purchase common stock of Kenexa Corporation (incorporated by reference to Exhibit 4.6 filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated May 17, 2005, Registration No. 333-124028)

10.1*	Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.2*	Form of Non-Qualified Stock Option Agreement under the Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.3*	Kenexa Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

Exhibit Number	Description of Document
10.4*	Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Director) (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.5*	Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.6*	Kenexa Corporation Amended and Restated 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 20, 2006)

10.7	Investor Agreement dated April 8, 2005 among Kenexa Corporation and certain shareholders (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028) of Kenexa Corporation

10.8	Agreement Among Certain Management Shareholders dated April 8, 2005 among Kenexa Corporation and the investors named therein (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.9	Second Amended and Restated Registration Rights Agreement, dated March 29, 2001 (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.10	Agreement of Lease between Liberty Property Limited Partnership and Raymond Karsan Associates dated July 1, 1996 (incorporated by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.11	First Amendment to Agreement of Lease dated August 14, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.12	Second Amendment to Agreement of Lease dated November 8, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.13	Credit Agreement dated November 13, 2006 by and among Kenexa Technology, Inc., the several banks and other financial institutions from time to time parties hereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.24 filed with the Company’s Current Report on Form 8-K dated November 17, 2006)

10.14	Revolving Credit and Security Agreement dated July 15, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.13 filed with the Company's Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.15	First Amendment and Waiver to Revolving Credit and Security Agreement dated October 10, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.14 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.16	Second Amendment and Modification to Loan and Security Agreement dated March 22, 2005 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

Exhibit Number	Description of Document
10.17	Third Amendment and Modification to the Revolving Credit and Security Agreement dated December 29, 2005 between Kenexa Technology, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 filed with the Company's Current Report on Form 8-K dated December 30, 2005)

10.18	Guaranty dated July 15, 2003 by Kenexa Corporation in favor of PNC Bank, National Association 1996 (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.19	Form of Indemnification Agreements between Kenexa Corporation and each of its directors and certain officers 1996 (incorporated by reference to Exhibit 10.23 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.20*	Separation Agreement by and among Kenexa Technology, Inc., and Eliot Chack (a/k/a Elliot H. Clark), dated November 26, 2006 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated November 29, 2006)

10.21*	Form of Restricted Stock Award Agreement under the 2005 Equity Incentive Plan (Non-Employee Director) (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated August 14, 2007.)

10.22	First Amendment to the Credit Agreement dated March 26, 2007 among Kenexa Technology, Inc., the several banks and other financial institutions parties thereto and PNC Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated March 30, 2007.)

21.1	Subsidiaries of Kenexa Corporation (incorporated by reference to Exhibit 21.1 filed with the Company’s Annual Report on Form 10-K dated February 29, 2008.)

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Grant Thornton, LLP

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002