Form 10-K
period 2008-12-31
KENEXA CORP
filed 2009-03-16
CIK 1114714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year Ended December 31, 2008

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒     Non-accelerated Filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008 was approximately $344,245,723. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National Market on June 30, 2008. For purposes of determining this amount only, Registrant has defined affiliates of the Registrant to include the executive officers and directors of Registrant and holders of more than 10% of the Registrant’s common stock on June 30, 2008.

The number of shares outstanding of the Registrant’s Common Stock, as of March 11, 2009 was 22,522,844.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2009 Annual Meeting of Shareholders	Part III

KENEXA CORPORATION

FORM 10-K

DECEMBER 31, 2008

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

Company Overview

We provide software, proprietary content and services that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We offer the software applications that form the core of our solutions on an on-demand basis, which materially reduces the costs and risks associated with deploying traditional enterprise applications. We complement our software applications with tailored combinations of outsourcing services, proprietary content and consulting services based on our 21 years of experience assisting clients in addressing their human resource, or HR, requirements. Together, our software applications and services form what are commonly referred to as solutions. We believe that these solutions enable our clients to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2008, we had a client base of approximately 4,400 companies, including approximately 180 companies on the Fortune 500 list published in April 2008. Our client base includes companies that we billed for services during the 12 months ended December 31, 2008 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately 56.3%, 53.5% and 61.0% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Our clients typically purchase multi-year subscriptions which provide us with a recurring revenue stream. Recently however, the economic downturn has adversely impacted this trend, resulting in lower annual renewals. During each of the years ended December 31, 2008 and 2007, our clients renewed more than 75% and 90%, respectively, of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal during the period.

We derive revenue primarily from two sources, subscription fees for our solutions and fees for discrete professional services. During the years ended December 31, 2008, 2007 and 2006, subscription revenue comprised approximately 80.2%, 81.7% and 80.7%, respectively, of our total revenue.

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

Our principal executive offices are located at 650 East Swedesford Road, Second Floor, Wayne, PA 19087.

Our telephone number is (610) 971-9171. We maintain an Internet website at http://www.kenexa.com.

Recent Events

In response to the increasingly challenging macroeconomic environment and strengthening U.S. dollar in 2008, we reduced our revenue guidance in the third quarter of 2008 for the remainder of the year. Following this we announced a restructuring program involving staff reductions of approximately 12%. The cost of the restructuring, which included one-time severance and outplacement benefits and legal fees, totaled approximately $2.0 million.

On April 2, 2008, we acquired Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27.9 million, in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.7 million, was approximately $28.6 million. The acquisition of Quorum has broadened our presence in the global recruitment market.

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock, of which 1,125,651 shares have been repurchased at an aggregate cost of $20.4 million as of December 31, 2008. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time. As of December 31, 2008, the number of shares available for repurchase under the stock repurchase plan was 1,874,349.

On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 2,000,000 shares of our common stock, of which 1,448,091 shares were repurchased at an aggregate cost of $25.5 million as of December 31, 2007. These shares were restored to original status and accordingly are presented as authorized but not issued. In January 2008, the remaining 551,909 shares available for repurchase under this stock repurchase plan were repurchased at an aggregate cost of $9.8 million.

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

Drivers of Demand for Talent Acquisition and Employee Performance Management Applications

According to the Bureau of Economic Analysis, an agency of the U.S. Department of Commerce, the amount spent on U.S. labor in 2008 was approximately $6.5 trillion, or approximately 45% of the total U.S. gross domestic product. We believe that the drivers for human capital are affected by intense competition for qualified employees as a result of aging of the workforce, declining tenure of employees, increased globalization, the increasing service component of the U.S. economy and pressure on human resource departments to reduce costs.

Over the past two decades, many organizations have implemented software systems that systematize best practices and drive efficiency in most departments, including enterprise resource planning systems (“ERP”), customer relationship management systems and supply chain management systems. These software applications provide a wide array of benefits that both increase revenue growth and eliminate expenses. Based on our experience, however, we believe that the HR departments of many of these organizations have only implemented HR information systems, which track basic employee information for payroll and benefits purposes, or rudimentary applicant tracking systems. Although these systems provide some level of automation, they do little to increase the effectiveness of talent acquisition and employee performance management programs. We believe that few organizations have systemized best practices for talent acquisition and employee performance management or have implemented software applications to support these processes and provide HR professionals with critical analytics and metrics.

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

Emergence of On-Demand Applications

Based on our experience, we believe that organizations have become increasingly dissatisfied with traditional enterprise software applications, resulting in the growing adoption of the on-demand model for enterprise software. Historically, organizations have purchased perpetual software licenses and deployed enterprise software applications on-site within their IT environment. This traditional method of purchasing and deploying enterprise software applications has left many organizations questioning whether the benefits of these technologies outweigh the following burdens:

•

Expensive and time consuming implementation. A traditional enterprise software application requires an organization to invest in ancillary IT such as hardware systems, application servers, databases, storage, and backup systems. In addition, the organization must employ consultants or additional IT staff to integrate the application into increasingly complicated IT environments and customize the application for specific needs. The ancillary costs of a complex deployment can be multiples of the perpetual license fee for the software application and can take several months or even years to complete.

•

Expensive maintenance. Once the software application has been deployed, the organization must make further investments to maintain the application. In addition to the maintenance fee paid to the software vendor, which is typically approximately 20% of the perpetual license fee for all software used in running the application, the organization must retain both an IT staff capable of maintaining and upgrading the software as well as personnel to train new users to operate the applications. Such upgrades must be made to all applications required to run the software such as operating system, databases, security patches, etc.

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

Our Solution

We are a leading provider of integrated talent management solutions. Our solutions enable organizations to implement systematic talent acquisition practices that ensure the efficient, effective and consistent hiring of qualified and talented individuals. Our solutions also provide employee performance management systems that help to ensure that organizations retain and optimize the performance of qualified individuals, identify employees who fail to perform, and identify successors for critical positions. In addition, our solutions help organizations manage learning events to develop employees for both current and desired future jobs. Finally, our solutions enable customers to determine its workforce’s engagement level, and diagnose where changes in behavior (for individual employees, managers and senior leaders) or HR programs will improve organizational performance and business outcomes.

Our solutions are built around a suite of easily configurable software applications that automate and support talent management leading practices. We believe that by delivering our products via Software as a Service (SaaS), we materially reduce the costs and risks associated with traditional enterprise software application implementations. We also believe that implementing feature-rich and scalable, highly configurable on a real-time basis, talent acquisition and employee performance management solutions that meet organizations’ specific needs requires a combination of software, services and domain-specific knowledge and expertise. Accordingly, we complement our software applications with consulting services, outsourcing services and proprietary content. Together, these components form solutions that enable our clients to improve the quality of their hiring programs, increase employee productivity and retention, enhance employee learning and development, increase employee engagement, and make their integrated talent management programs more cost-effective.

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

•	expand the pool of qualified applicants;

•	accurately communicate a powerful employment brand that draws “best fit” candidates to the organization;

•	identify high-potential candidates more quickly;

•	accurately measure candidate skills, aptitude and experience;

•	create interviews focused on necessary skills and qualities indicative of success;

•	increase interview consistency and objectivity;

•	identify training needs immediately;

•	document compliance with regulatory requirements; and

•	ensure cultural fit between candidates and the organization.

•

Greater employee productivity and retention. Our employee performance management solutions combine software, proprietary content and consulting services to automate and systematize employee performance management leading practices. Specifically, our solutions enable organizations to automate goal setting, performance appraisal, succession planning, career planning, and compensation management activities, manage learning and development events, design and administer effective and consistent employee surveys and implement productive mentoring programs. Our solutions include tools that facilitate the development of action plans to address weaknesses and cultivate strengths identified through these processes. We complement the software components of our solutions with consulting services that help to encourage and manage behavioral change within an organization. As a result, we understand that our clients experience greater employee productivity and improved employee retention after implementing our solutions, and thus directly impact business outcomes.

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

Our Strategy

Our objective is to be the leading global provider of integrated talent management solutions for the Global 2500. Key elements of our strategy include:

•

Focus on strategic talent management solutions. Unlike some vendors that provide broad suites of HR administrative software, we have focused on the strategic HR functions that have the greatest potential to build and improve the workforces of our clients. We believe that this focus has enabled us to deliver solutions that meet the unique needs of our clients in these areas. We also believe that this focus has helped us to generate an increasingly recognized brand in these markets, which are expected to grow at a materially faster rate than the broader HCM market over the next five years. We intend to continue to broaden our footprint in the integrated talent management space in order to leverage our increasingly recognized brand in these markets and these positive market dynamics.

•

Provide innovative and industry-specific solutions to our clients. During the past three years, we have introduced several new solutions, each in response to the unique needs of our clients. We intend to continue to work closely with our clients to further develop innovative solutions that increase the effectiveness of their recruiting programs and contribute to greater employee retention and productivity. We have also introduced specific solutions for the following vertical industries: financial services and banking, manufacturing, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education. We intend to develop specific solutions for additional vertical industries.

•

Cross-sell additional solutions to and further penetrate current clients. During the year ended December 31, 2008, we renewed more than 75% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal. This renewal rate provides us with a strong base of recurring revenue. We believe that our strong client relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing clients and to achieve greater penetration within an organization. We expect to continue to create innovative programs designed to provide our employees with strong incentives to maximize the value from each of our clients.

•

Continue to leverage our global sourcing strategy to provide quality solutions efficiently. We established offices in Hyderabad, India in 2003. In January 2008 we completed construction and opened our facility in Vizag, India. We currently have approximately 190 employees working in our offices in Hyderabad and Vizag. We believe our sourcing strategy will continue to provide significant benefits to our clients including cost benefits and year round, 24 hours a day, 7 days a week.

•

Expand our global presence and client base. For the year ended December 31, 2008 we have expanded our global presence to over 15 countries. Although our primary focus has been on the U.S. market, our solutions are also well suited to addressing problems faced by organizations outside the United States. In the future, we intend to expand our distribution efforts in Europe, the Middle East and the Asia/Pacific region. Although we have employed a direct sales force in the United States, we intend to expand our international distribution through direct sales and partnerships. We believe that pursuing a channel strategy enables us to limit the costs associated with international expansion and acknowledges that different geographies present different cultural challenges best addressed by a local sales force.

•

Pursue complementary acquisitions. We have completed 28 acquisitions of businesses since 1994. These acquisitions have helped us to adapt our business to the evolving needs of our clients. We believe that the HCM market is significantly fragmented. Many competing companies have strong technology or vertical market expertise but lack the scale to compete with the industry leaders in the long term. We continue to identify similarly situated companies that we believe could broaden the functionality and strength of our existing solutions.

Our Products and Services

Our Talent Acquisition Solution

Kenexa Applicant Tracking Applications. We have multiple applicant tracking system (ATS) products to meet the recruiting needs of different types of organizations. The following are our ATS products and the markets they serve:

•	Kenexa Recruiter® serves mid-market and large domestic organizations with centralized recruiting processes.

•

Kenexa Recruiter BrassRing® serves large, domestic customers with more complex and/or decentralized recruiting processes and supports multi-national customers with multi-language requirements, including the multi-byte languages of Asia Pacific.

•	Kenexa StoreFront™ serves customers with hourly/retail specific recruiting needs.

The Kenexa Systems are web-based talent acquisition systems that streamline and automate the entire recruiting process, allowing clients to:

•

convert their corporate website into an interactive, branded career center where candidates can search and apply for jobs, update personal information and receive automatic notifications of available jobs of interest;

•	integrate with our suite of testing and assessment technologies to identify candidates with the highest potential for success;

•	post job openings to the relevant free and fee-based Internet job boards;

•

intelligently search Internet job sites, corporate websites, personal web pages and their own database of resumes to automatically capture both passive and active candidates and pull their resumes directly to the desktop;

•	provide management with both standard and ad hoc reports to facilitate understanding of the status of clients’ talent acquisition programs;

•	provide management with individualized HR dashboards that display rich data regarding the status of clients’ talent acquisition programs and access to the most frequently used functions;

•	automate clients’ talent acquisition model and workflow processes; and

•	integrate with clients’ HR information systems such as Oracle (PeopleSoft), SAP, ADP, Siebel Systems and Lawson.

Kenexa Prove It!®. The Kenexa Prove It! tool is an automated, configurable skills assessment tool that enables our clients to accurately identify qualified candidates. Integrating software with proprietary content, Kenexa Prove It! provides our clients with over 1,000 skills assessments for clerical, software, call center, industrial, healthcare and technical jobs.

Kenexa Selector™. The Kenexa Selector tool is an automated, configurable candidate assessment tool that provides accurate performance predictions for hourly, sales and managerial positions. Kenexa Selector integrates our software with our proprietary content to elicit responses that reveal candidate situational judgment, cognitive ability, personality, and biodata and then immediately translate this information into profiles of candidate strengths and weaknesses.

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

Kenexa Employment Branding: Kenexa’s employment branding offering is a consulting based solution used by our customers to develop sourcing strategies to attract prospective employees by means of highlighting an organization’s corporate culture. Offerings include Company Career Web Site design, Recruitment Sourcing Strategy, Design and Execution, as well as Cultural Insight Surveys that can be used in all facets of employment branding, communication, change management, and mergers and acquisitions. The Cultural Insight survey tool uses archetypes to examine difficult and ambiguous cultural concepts and uses them to articulate those concepts in a clear and compelling manner.

Our Employee Performance Management Solution

Kenexa CareerTracker ®. The Kenexa CareerTracker system is a complete employee performance management system that streamlines and automates the entire employee performance management process in order to improve employee retention and productivity. The Kenexa CareerTracker system consists of a suite of software applications complemented by proprietary content and consulting services that together support an ongoing performance appraisal process and continuous employee improvement.

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

Learning Management: Kenexa Learning Management (KLM) is a software tool that enables organizations to deliver, track and administer learning events, such as training and continuing education sessions. KLM provides an education management framework that enables businesses to manage and deliver Intranet/Internet-based training, tests and, certification programs.

Recruitment Process Outsourcing

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

We believe our recruitment process outsourcing, or RPO, services enable our clients to reduce operating costs, focus on their core business, create a variable cost structure around certain non-strategic HR functions, improve the quality of certain HR functions, foster innovation and obtain access to leading technology without the corresponding investment to own the technology themselves. Clients contract for our RPO services for a pre-determined period. Generally, we enter into service level agreements with our clients to ensure the quality of our services.

Our RPO services include the following:

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

•

Direct sourcing. We maintain off-site teams of recruiting professionals at our offices in Wayne, Pennsylvania and Vizag, India. These professionals support major hiring initiatives for our clients and handle recruiting projects on an ongoing basis. We believe that our investment in technology and productivity tools offers our clients efficiency and reduced costs over other available sourcing options.

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

Our RPO services are generally provided in concert with our talent acquisition and employee performance management solutions and we have developed proprietary technology for large volume sourcing performed by our sourcing center in Vizag, India, enabling us to provide these services in an efficient and scalable manner. We also provide our RPO services as a separate service offering.

Customer Support

We believe that superior customer support is critical to our clients. Our customer support group assists our clients by answering questions and troubleshooting our solutions. Customer support is available 24 hours a day, 7 days a week by telephone and Internet from a member of our customer support team. Members of our customer support team receive comprehensive training and orientation to ensure that our clients receive high-quality support and service. Each of our clients is assigned a single point of contact. When an issue is reported to us, our customer support personnel follow a clearly defined escalation process to ensure that mission-critical issues are resolved to the satisfaction of the client. During the year ended December 31, 2008, we renewed more than 75% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal.

We utilize our talent acquisition and employee performance management solutions to recruit and manage our customer support personnel. We believe that applying these solutions to our customer service department has resulted in a customer support group with superior skills, competencies and aptitude for customer service. As of

December 31, 2008, our customer support group consisted of 757 employees. Our main customer support groups reside in the following locations: Massachusetts, Texas, Pennsylvania, Nebraska, England, India and Poland.

Technology, Development and Operations

Technology

We believe that the current market desires integrated talent management solutions that deliver a high degree of business value by linking HR more directly to business outcomes. This technology must be easy to use and inexpensive to configure and integrate with the customer enterprise. Kenexa solutions deliver this value by meeting the diverse needs of key stakeholders (Executives, HR, line managers, and employees), by supporting enterprise processes, and by integrating seamlessly with a wide variety of internal and third party applications and processes.

Our integrated suite of talent management solutions is built using an Extended Enterprise Architecture (EEA), which consists of open source components, commercially available products and our own proprietary tools. This architecture has been built in a manner that supports appropriate scaling to deliver high system availability.

Major components of this architecture include a number of best-of-breed applications, built and maintained using various core technologies and tools. Some applications have been developed internally by Kenexa, while others have been acquired over time. Development plans for these applications vary based on market segment and customer requirements. Kenexa is pursuing a two-tier architectural approach that seamlessly integrates legacy and next generation solutions and includes the following tiers:

•

Common Services. Kenexa utilizes a Service Oriented Architecture (SOA) to integrate its applications to other applications, vendors and customers. These common services also include application functionality that can be leveraged across multiple Kenexa applications, enables extension of best-of-breed capabilities, and drives rapid code deployment across applications. The benefit to Kenexa customers is that it enables us to bridge current applications with future needs, and better meet the diverse needs of our customer base.

•

Kenexa 2x. This application represents the next generation of Kenexa development, and is a fully integrated talent management application on a unified data model, security infrastructure, and user experience, with a universal talent record that enables organizations to aggregate all talent data across the enterprise. Kenexa 2x has been architected to use Common Services for various functions and to integrate with Kenexa Brassring category applications.

This tiered architecture enables Kenexa to meet the needs of the current customer base while developing and deploying future capabilities with little to no customer impact, and thus delivers a high degree of customer care.

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

Development

Innovation is an important part of our business. We believe that three primary factors drive our innovation: our employees, our domain experts and our clients. We have a formalized system to cultivate participation from all of our employees in research and development. We also leverage the experience of our research scholars and domain experts, who produce white papers, case studies and thought pieces which form the foundation for our innovation. Our research and development team maintains a repository of ideas, and selected ideas are presented to the market validation team. Market validated ideas progress to the prototype stage. The executive team reviews prototypes and selects those with the highest potential, which then enter the product development phase. In addition to our employees and domain experts, some of the key ideas are generated from client feedback gathered during user group meetings, client symposiums, and advisory councils.

We follow a development methodology that we believe allows us to develop projects quickly and then proceed on a predictable, low risk path for high-quality results. We conduct our product development through our global development teams. Kenexa is in the process of transitioning from being an ISO 9001:2000 certified organization to a Capability Maturity Model Integration (CMMI) certified organization. We intend to seek CMMI certification in the coming years.

Operations

Our data center in Sterling, Virginia serves as the primary hosting facility for our on-demand solutions. We also have data centers in Massachusetts, Pennsylvania, Nebraska, England, Ireland, and India. We seek to adhere to industry standards and best practices in our global operations. Our goal is to deliver world-class hosted solutions that are highly available, scalable and reliable across our suite of HCM solutions. We believe that we offer best-in-industry security to our customers by partnering with CyberTrust to achieve Security Perimeter Certification and Application Certification. We seek to deliver quality service with service level guarantees to clients.

Our Hosting Operations and Security teams include multiple Certified Information Systems Security Professionals, or CISSPs, with training in the latest security and availability threats. Our data centers are continuously and proactively monitored by a comprehensive set of tools and personnel, 24 hours a day, 7 days a week. Our hosted data center has built-in power redundancy from multiple power grids with uninterrupted power supplies backed up by N+1 diesel generators designed to provide uninterrupted service to our clients. The hosted infrastructure is designed with a focus on quality, reliability, scalability and security.

Clients

As of December 31, 2008, we had a client base of approximately 4,400 companies over a number of industries, including financial services and banking, manufacturing, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including 180 companies on the Fortune 500 list published in April 2008. Our client base includes companies that we billed for services during the year ended December 31, 2008 and does not necessarily indicate an ongoing relationship with each such client. For the year ended December 31, 2008, we provided our talent acquisition and employee performance management solutions on a subscription basis to approximately 4,129 clients, with an average subscription term of two years. Other than a small number of perpetual license sales, the remainder of our clients in 2008 engaged us to provide discrete professional services and may not engage us for future services once a project is completed. No single client accounted for more than 10% of our revenue in the year ended December 31, 2008.

Sales and Marketing

Our target clients are large- and medium-sized organizations with complex talent acquisition and employee performance management needs. We sell our solutions to both new and existing clients primarily through our direct sales force, which is comprised of inside sales, telesales and field sales personnel. As of December 31, 2008, we had 225 sales and marketing representatives. Our marketing strategy focuses on generating qualified sales leads and building our brand. Among various locations we generate sales leads through a combination of the marketing efforts described below. We have 19 sales offices, eight of which are located in the United States in California, Colorado, Massachusetts, Minnesota, Nebraska, Pennsylvania, and Texas. Some of our other sales offices are located in Australia, Canada, China, England, Germany, Hong Kong, India, The Netherlands, and United Arab Emirates.

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

Our marketing initiatives are generally targeted toward specific vertical industries or specific solutions. Our marketing programs primarily consist of:

•	participation in, and sponsorship of conferences, trade shows and industry events;

•	direct mail and email campaigns;

•	advertising in trade magazines;

•	distribution of white papers, case studies and thought leadership documents; and

•	using our website to provide product and company information.

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

Others may develop products that are similar to our technology. We generally enter into confidentiality and other written agreements with our employees and partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary technology and other information. However, despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our software. Policing unauthorized use of our software and intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business or where our software is sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of such laws is not common or effective.

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

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies. We compete with niche point solution vendors, such as Authoria, Inc., iCIMS, Inc., Integrated Performance Systems, Inc., PeopleClick, Inc., Kronos, Pilat HR Solutions, Inc., Previsor, Inc., SHL Group plc, SuccessFactors, Inc., and Taleo Corporation, that offer products that compete with one or more applications in our suite of solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning software with much greater resources, such as Oracle Corporation (PeopleSoft), SAP AG, and Lawson, Inc. To a lesser extent, we compete with vendors of recruitment process outsourcing services and survey services such as Accolo, Inc., The Gallup Organization, The Right Thing, and Recruitment Enhancement Services.

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

Employees

As of December 31, 2008, we had 1,535 employees, consisting of 225 employees in sales and marketing, 411 employees in development, 757 employees in delivery of our solutions and 142 employees in general and administrative positions. None of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced any interruptions of our operations as a result of labor disagreements.

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

We expect to continue to derive a significant portion of our revenue from renewals of subscriptions for our talent acquisition and employee performance management solutions. During the year ended December 31, 2008, our clients renewed more than 75% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal, a rate which is significantly lower than the approximately 90% rate at which our customers have historically renewed their subscriptions with us. If our clients terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms to us, defer existing agreements or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained.

Maintaining the renewal rate of our existing subscriptions is critical to our future success. Factors that may affect the renewal rate for our solutions include:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	the effectiveness of our support services;

•	our ability to develop complementary products and services;.

•	the willingness of our clients to continue to invest their resources in our solutions in light of other demands on those resources;

•	the macroeconomic environment.

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

If the unemployment rate increases materially, our business may be harmed.

Demand for our solutions depends in part on our clients’ ability to hire and retain their employees. According to the U.S. Bureau of Labor Statistics, the U.S. unemployment rate in February 2009 was 8.1%. It is expected that unemployment will not decrease, and may continue to increase, throughout 2009 and beyond as a result of the current general downturn in macroeconomic conditions in the U.S. and globally. If the unemployment rate continues to increase, or does not materially decrease, our existing and potential new clients may no longer consider improvement of their talent acquisition and employee performance management systems to be a necessity and may have less of a need to hire and retain employees, which could have a material adverse effect on our business, results of operations and financial condition.

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

For the years ended December 31, 2008, 2007 and 2006, we derived approximately 80.2%, 81.7% and 80.7%, respectively, of our total revenue, from the sale of subscriptions for our solutions and expect that a significant portion of our revenue for the foreseeable future will be derived from those subscriptions. We recognize the associated revenue ratably over the term of the subscription agreement, which is typically between one and three years. As a result, a significant portion of the revenue that we report in each quarter reflects the recognition of deferred revenue from subscription agreements entered into during previous periods. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, making our results less indicative of our future prospects.

Historically, our clients have renewed approximately 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal. However, our renewal rate during the year ended December 31, 2008 dropped to approximately 75%. If the current economic downturn continues, we cannot assure you that our renewal rate will return to its historical levels, or that it will not continue to decrease.

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

Our revenue is highly susceptible to changes in general economic conditions, and a recession or other downturn in the U.S. economy, or in any geographic market in which we provide services, could substantially impact sales of our services and overall results of operations.

Our operating results may vary based on changes in the information technology spending of our clients. The revenue growth and profitability of our business depend on the overall demand for enterprise application software and services. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. Our clients may reevaluate their expenditures on enterprise application software and services, and in particular talent acquisition and employee performance management solutions, especially given the recent financial crisis in today’s economic environment, which could cause them to cancel all or any portion of our services or delay the payment of their bills for services previously performed by us. As a result, in the event of a prolonged recession or even a less severe downturn in general economic conditions, our results of operations could be negatively impacted as a result of decreased demand for enterprise application software and services, and in particular talent acquisition and employee performance management solutions, and the impact could be more pronounced for us than for those businesses that deliver products or services that customers deem to be higher in priority. In particular, software for talent acquisition and employee performance management software may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. As a result, potential clients may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which would negatively impact our operating results. In addition, volatility and disruption of financial markets could limit our clients’ ability to obtain adequate financing or credit to purchase and pay for our services in a timely manner, or to maintain operations, and result in a decrease in demand for our services that could have a negative impact on our overall results of operations.

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

Any additional impairment in the value of our goodwill will result in an accounting charge against our earnings, which could negatively impact our stock price.

During the fourth quarter of 2008, we recorded a goodwill impairment charge of $167.0 million. As of December 31, 2008, we had $32.4 million of goodwill, representing approximately 15% of our total assets as of such date. In accordance with U.S. generally accepted accounting principles, we conduct an impairment analysis of our goodwill annually and at such other times when an event or change in circumstances occurs which would indicate potential impairment. If we determine significant impairment of our goodwill as a result of any of those tests, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

Our credit facility contains certain financial and negative covenants, the breach of which may adversely affect our financial condition.

As a result of the $167.0 million goodwill impairment charge that we recorded for 2008, we are no longer in compliance with certain financial covenants under our existing credit facility. We are currently evaluating the cost of a waiver agreement and are considering renegotiating the credit facility for an additional term. If we are unable to negotiate a satisfactory agreement for the credit facility waiver, our lender may elect to terminate our credit facility. We cannot assure you that, in the event our current credit facility is terminated, we would be able to negotiate a new credit facility with terms no less favorable to us that our current credit facility, or that we even would be able to enter into a new credit facility on less favorable terms.

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

We may not have the resources or expertise to compete successfully in the future. If we are unable to successfully compete, we could lose existing clients, fail to attract new clients and our revenue would decline. The talent acquisition and employee performance management solutions markets are rapidly evolving and highly competitive, and we expect competition in these markets to persist and intensify. Barriers to entry into our industry are low, new software products are frequently introduced and existing products are continually enhanced. We compete with niche point solution vendors such as Authoria, Inc., iCIMS, Inc., Integrated Performance Systems, Inc., Kronos Incorporated, PeopleClick, Inc., Pilat HR Solutions, Inc., Previsor, Inc., SHL Group plc, SuccessFactors, Inc., and Taleo Corporation that offer products that compete with one or more applications contained in our solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning, or ERP, software with much greater resources, such as Oracle

Corporation (PeopleSoft), SAP AG and Lawson, Inc. To a lesser extent, we compete with vendors of recruitment process outsourcing services and survey services such as Accolo, Inc., The Gallup Organization, The Right Thing, and Recruitment Enhancement Services. In addition, many organizations have developed or may develop internal solutions to address enterprise talent acquisition and employee performance management requirements that may be competitive with our solutions.

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

If we encounter barriers to the integration of our software or services with software provided by our competitors or with the software used by our clients, our revenue may decline and our research and development expenses may increase.

In some cases our software or services may need to be integrated with software provided by our competitors. These competitors could alter their products in ways that inhibit integration with our software, or they could deny or delay access by us to such software releases, which would restrict our ability to provide our services or adapt our software to facilitate integration with this software and could result in lost sales opportunities. In addition, our software is designed to be compatible with the most common third-party ERP systems. If the design of these ERP systems changes, integration of our software with new systems would require significant work and substantial allocation of our time and resources and increase our research and development expenses.

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

As a part of our future business strategy, we intend to increase our international sales efforts in Canada, Europe and Asia. We currently maintain international sales offices in Australia, Canada, China, England, Germany, India, Japan, Singapore, and Switzerland. We may not be successful in these efforts. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, we will depend on third parties to market our solutions through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on the ability of our software to properly filter foreign languages. We must also adopt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally.

In addition, a portion of our international sales are denominated in foreign currencies, and we incur a majority of our international operating expenses in Indian rupees, British pounds, EURO’s and Canadian dollars. We expect our exposure to foreign exchange gains and losses to increase in the future.

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

We have grown significantly in recent years, and our management remains concentrated in a small number of executive officers, most of whom have been employed with us for at least five years. Our future success will depend to a significant extent on the continued service of these executive officers, namely Nooruddin S. Karsan, Troy A. Kanter, Donald F. Volk, Sarah M. Teten, James Restivo, and Archie L. Jones, Jr. as well as our other key employees, software engineers and senior technical and sales personnel. We have not entered into employment agreements with any of our employees. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our business, financial condition and results of operations. Competition for qualified personnel in the software industry is intense, and we compete for these personnel with other software companies that have greater financial and other resources than we do. If we lose the services of one or more of our executive officers or other key personnel, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for key personnel could also divert management’s time and attention and result in increased operating expenses.

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

We have and will continue to have periods of growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational, technical and financial infrastructure. In 2004, we increased our employee base from 393 employees in 2003 to 522 employees during 2004, 693 employees in 2005, 1,220 employees in 2006, 1,373 employees in 2007, and 1,535 employees in 2008. The increase in 2006 was primarily due to the addition of 44 and 338 employees that we acquired as part of our acquisition of Webhire and BrassRing, respectively. The increase in 2007 was primarily due to the addition of 134 and 25 employees that we acquired as part of our acquisition of Strategic Outsourcing Corporation and HRC Human Resources Consulting GmbH, respectively. The increase in 2008 was primarily due to the addition of 135 employees that we acquired as a part of our acquisition of Quorum International Holdings Limited (“Quorum”), in April 2008. To manage our growth, we will need to continue to improve our operational, financial and management processes and controls and reporting systems and procedures. This effort may require us to make significant capital expenditures or to incur significant expenses, and may divert the attention of our personnel from our core business operations, any of which may adversely affect our financial performance. If we fail to successfully manage our growth, our business, operating results and financial condition may be adversely affected.

Evolving European Union regulations related to confidentiality of personal data may adversely affect our business

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our historical or future financial results. For example, prior to January 1, 2006, we were not required to record share-based compensation charges if the employee’s stock option exercise price was equal to or exceeded the deemed fair value of the underlying security at the date of grant. However, effective January 1, 2006 we are required to record the fair value of stock options as an expense in accordance with new accounting pronouncements.

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

Our board of directors has approved a share repurchase program, which may restrict our funds available for other actions and negatively affect the market price of our securities.

In November 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 2,000,000 shares of our common stock. We completed the repurchase plan in January 2008 and repurchased all 2,000,000 shares authorized by our board of directors at an average price per share of $17.61.

In February 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock. As of December 31, 2008, we repurchased 1,125,651 shares at an average price per share of $18.12 and an aggregate cost of $20.4 million. These shares were restored to original status and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of December 31, 2008, the number of shares available for repurchase under the stock repurchase plan was 1,874,349.

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

The market price of our common stock has been, and may continue to be, particularly volatile, and our shareholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. From January 1, 2008 to December 31, 2008, our common stock has been particularly volatile as the price of our common stock has ranged from a high of $24.01 to a low of $4.68. In the past several years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. Additionally, as a result of the current global credit crisis and the concurrent economic downturn in the U.S. and globally, there have been significant declines in the values of equity securities generally in the U.S. and abroad. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our investments in auction rate securities are subject to risks which may adversely affect our liquidity and cause losses.

At December 31, 2008, we held $16.5 million of AA- and AAA-rated auction rate securities (“ARS”), the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, we have reclassified all of our auction rate holdings to long-term investments on our consolidated balance sheet. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate further, we may in the future be required to record further charges on these investments, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.

Our ability to enforce the terms of our auction rate settlement with UBS is subject to UBS’s continued viability

Recently UBS has experienced operational challenges including an executive management shakeup; the largest annual loss ever reported by a Swiss company; the elimination of 11,000 jobs; and the need for a Swiss government bailout. All of these factors could add to the worsening financial viability of the bank and cause it to cancel any settlement agreements involving the extension of credit to its customers. If UBS were to terminate its settlement agreement with its customers, the Company’s liquidity would adversely be affected.

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

Location	Approximate Square Footage	Monthly Rent	Lease Expiration
Frisco, Texas	26,656	$35,886	January 31, 2015
Hyderabad, India	23,668	$15,094	February 14, 2011
Lincoln, Nebraska	62,787	$76,449	August 31, 2010
London, England	6,844	$15,017	March 18, 2011
Minneapolis, Minnesota	15,474	$34,402	February 29, 2012
Vizag, India	60,000	$—	Owned
Waltham, Massachusetts	65,546	$104,437	April 29, 2011
Wayne, Pennsylvania	36,635	$94,731	May 13, 2013

On February 28 2008, our lease expired and we closed our facility in Lexington, Massachusetts. During 2007, the personnel at our Lexington facility were relocated to our Waltham, Massachusetts facility. In April 2008, our facility in Richardson, Texas was closed and our resources were relocated to Frisco, Texas.

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

	Common Stock Price
	High	Low
Year Ended December 31, 2007:
First Quarter	$39.33	$28.20
Second Quarter	$39.24	$27.94
Third Quarter	$42.44	$25.58
Fourth Quarter	$34.50	$16.41
Year Ended December 31, 2008:
First Quarter	$22.81	$16.07
Second Quarter	$21.71	$17.41
Third Quarter	$24.01	$14.77
Fourth Quarter	$16.04	$4.68

On March 11, 2009, the last reported sale price of our common stock on The Nasdaq Stock Market, LLC was $4.17 per share. As of March 11, 2009, there were approximately 73 holders of record of our common stock.

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

Prior to June 28, 2005, we were not publicly traded and there was no public market for our securities. The graph below compares the cumulative total return of our common stock with that of the NASDAQ Composite Index, the NASDAQ Computer & Data Processing Index and the S&P Smallcap 600 Index from June 28, 2005 (the date shares of our common stock began to trade publicly) through December 31, 2008. The graph assumes that you invested $100 at the close of market on June 28, 2005 in shares of our common stock and invested $100 on May 31, 2005 (the last day of the completed calendar month immediately preceding June 28, 2005) in each of these indexes, and in each case assumes the reinvestment of dividends. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of shares of our common stock.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities.

The following table provides information regarding our repurchase of our common stock during the fourth quarter of 2008:

Period	Total Number of Shares Purchased (1)	Weighted Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008—October 31, 2008	—	—	—	1,943,707
November 1, 2008—November 30, 2008	69,358	$6.24	69,358	1,874,349
December 1, 2008—December 31, 2008	—	—	—	1,874,349

Total	—	—	—	1,874,349	(1)

(1)	On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock.

ITEM 6.	Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this filing. The consolidated statements of operations data for each of the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this filing. All of the historical consolidated financial data set forth below gives retroactive effect to a 0.8-for-1 reverse stock split of our common stock on June 27, 2005. Our historical results are not necessarily indicative of results for any future period.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$163,420	$148,662	$90,470	$50,974	$36,348
Other	40,312	33,264	21,637	14,667	9,952

Total revenues	203,732	181,926	112,107	65,641	46,300
Cost of revenues	61,593	50,920	31,712	18,782	12,230

Gross profit	142,139	131,006	80,395	46,859	34,070

Operating expenses:
Sales and marketing	40,780	35,324	25,134	16,133	13,350
General and administrative	48,884	39,332	24,520	15,116	10,243
Research and development	15,555	17,737	8,618	3,986	4,271
Depreciation and amortization	12,088	7,584	3,487	2,112	2,476
Restructuring charges	1,979	—	—	—	—
Goodwill impairment charge	167,011	—	—	—	—

Total operating expenses	286,297	99,977	61,759	37,347	30,340

(Loss) income from operations	(144,158)	31,029	18,636	9,512	3,730

Interest (income) expense	(1,395)	(3,098)	(1,560)	(566)	160
Interest on mandatory redeemable preferred shares (1)	—	—	—	3,396	8,386

(Loss) income from operations before income tax	(142,763)	34,127	20,196	6,682	(4,816)
Income tax (benefit) expense	(38,071)	10,579	4,303	591	(723)

Net (loss) income	(104,692)	23,548	15,893	6,091	(4,093)

Accretion of redeemable class B common shares and class C common shares	—	—	—	41,488	1,019

Net (loss) income applicable to common shareholders	$(104,692)	$23,548	$15,893	$(35,397)	$(5,112)

Basic (loss) income per share:
Net (loss) income per share applicable to common shareholders—basic	$(4.60)	$0.94	$0.80	$(3.06)	$(0.85)
Weighted average shares used to compute net (loss) income applicable to common shareholders—basic	22,779,694	24,926,468	19,911,775	11,578,885	5,995,389
Net (loss) income per share applicable to common shareholders—diluted	$(4.60)	$0.93	$0.78	$(3.06)	$(0.85)
Weighted average shares used to compute net (loss) income applicable to common shareholders—diluted	22,779,694	25,327,004	20,425,794	11,578,885	5,995,389

SELECTED CONSOLIDATED FINANCIAL DATA

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,742	$38,032	$42,502	$43,499	$9,494
Short-term investments	4,512	58,423	—	—	—
Long-term investments	16,513	—	—	—	—
Total assets	218,465	347,889	267,459	73,899	33,288
Short term debt, net	—	—	20,000	—	—
Capital leases, short term	143	140	229	219	199
Deferred revenue	38,638	35,076	31,251	12,588	6,650
Series A preferred stock	—	—	—	—	41,727
Series B preferred stock	—	—	—	—	17,178
Capital leases, long term	108	94	145	185	277
Term loan, long term	—	—	45,000	—	—
Other long-term debt, net	104	138	225	163	101
Redeemable class B common stock	—	—	—	—	5,291
Redeemable class C common stock	—	—	—	—	4,571
Class A common stock	225	240	209	174	80
Treasury stock	—	—	—	—	(8,772)
Total shareholders’ equity (deficiency)	156,536	287,648	147,161	50,742	(49,576)

(1)	We adopted SFAS 150 effective July 1, 2003, which required us to record the mandatory redeemable preferred stock at fair value at the date of adoption and reflect the difference between carrying value and fair value as a cumulative effect of a change in accounting principle. Changes in fair value after the initial adoption date are treated as interest expense. Dividends on mandatory redeemable preferred stock are also treated as interest expense. The interest and change in accounting principle charges to net income were discontinued with the redemption of our series A preferred stock and series B preferred stock in connection with the completion of our initial public offering in June 2005.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the years ended December 31, 2008 and 2007, revenue from these subscriptions comprised approximately 80.2% and 81.7%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. Since 2005 subscription revenue has represented approximately 80% of our total revenue; we expect that trend to continue.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2008, we had a client base of approximately 4,400 companies, including approximately 180 companies on the Fortune 500 list published in April 2008. Our client base includes companies that we billed for services during the year ended December 31, 2008 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $114.7 million, or 56.3%, of our total revenue for the year ended December 31, 2008.

Over the past six months, as a result of the deteriorating financial conditions, the global economy has slowed to near historic lows, as measured by most indices. Unemployment in the United States was at a 20 year high of 8.1% in February 2009 and based upon recent survey data projected to be as high as 9.3% by December 2009. During the last three months of 2008, gross domestic product fell at an annualized 6.2% rate, a rate not experienced in the United States since the 1982 recession, and much faster than previous government forecasts. Globally, the outlook was similar as the Organization for Economic Cooperation and Development’s leading indicator edged closer to lows recorded during the oil shock of the early 1970s. Taken together, all of these factors, (i.e. high unemployment, slower domestic growth and global recession) will most likely adversely affect our business in 2009 and perhaps beyond. However, the extent or degree to which we may be affected by these events is extremely difficult to predict. The uncertain economic prospects being experienced by our clients will likely translate into slower growth, or contraction, for us, since a substantial portion of our business is dependent upon our clients’ hiring and human capital needs. However, we believe that by optimizing our internal resources for the current business conditions, we can minimize these adverse effects and emerge from this economic crisis with a stronger more efficient operating model.

Although our compound annual growth of revenue for the three year period ending December 31, 2008 has been 45.9% and our clients have historically renewed their subscriptions at approximately 90% each year, some of our customers, facing uncertainty and cost pressures in their own businesses during the current economic downturn, have indicated that they are waiting to purchase our products and are otherwise increasingly seeking purchasing terms and conditions that are less favorable to us. As a result of this trend, we experienced lower renewal rates during the second half of fiscal 2008, resulting in a renewal rate by aggregate value of multi-year subscriptions for the year ended December 31, 2008 of approximately 75% and as a result we have forecasted lower business levels for the first quarter of 2009 as well.

Due to the decline in our stock price and market capitalization, expected reductions in projected future net income, reduced future cash flow estimates and predicted slower growth rates in our industry, we recorded an impairment charge totaling $167.0 million for the year ended December 31, 2008, representing a portion of our acquired goodwill. If these trends persist additional impairment charges may be recorded in future periods.

Although, in the intermediate term, our liquidity was adversely affected by the downturn in the credit markets and our credit facility may be affected by our non-cash goodwill impairment charge recognized in the fourth quarter 2008, we believe that the UBS settlement agreement for our auction rate securities, our cash and short-term investments on hand, and our projected cash from operations will be sufficient to meet our liquidity needs for the next twelve months.

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

Over the past ten years, we have pursued a strategy designed to focus our business on talent acquisition and employee performance management solutions and reduce our strategic focus on discrete professional services that generated less predictable revenue streams and lower margins. To that end:

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

•

in 2006, we enhanced our talent acquisition solutions and client base through our acquisitions of Webhire, Inc., Knowledge Workers Inc., Gantz Wiley Research, Psychometric Services Ltd., and BrassRing Inc.;

•	in 2007, we enhanced our talent acquisition solutions and client base through our acquisitions of Strategic Outsourcing Corporation and HRC Human Resources Consulting, and

•	in 2008, we expanded our global footprint in the talent acquisition space through our acquisition of Quorum International Holdings Limited.

As a result of our shift in strategic focus in 2000, an increasing proportion of our revenue has been derived from talent acquisition and employee performance management solutions while a decreasing portion of our revenue has been derived from discrete professional services. In 2000, revenue derived from subscriptions for these solutions comprised approximately 54.4% of our total revenue; in 2008 this percentage increased to 80.2% of total revenue. This shift to subscription based services has been driven by our customer’s adoption of the on-demand model for software delivery and need for solutions that improve employee recruiting and retention.

From our inception through 1999, our operations were funded primarily through internally generated cash flows and our line of credit, as well as private placements of our securities to institutional investors in 2000 and 2001. On June 29, 2005, we completed our initial public offering and listed our common stock for trading on the Nasdaq Stock Market.

Recent Events

During the quarter ended December 31, 2008, due to a 49.5% decline in our stock price and market capitalization, lower projected net income, cash flow estimates and slower projected growth rates in our industry, we reevaluated our goodwill impairment analysis. Our analysis was performed to determine the implied fair value of our goodwill with neither the write up or write down of any assets or liabilities, nor recording any additional unrecognized identifiable intangible assets. Based upon our analysis we determined that the implied fair value of the our goodwill was $32.4 million as of December 31, 2008, resulting in a goodwill impairment charge of $167.0 million. This goodwill impairment charge had no effect on our cash balances.

In response to the challenging macroeconomic environment, the strengthening U.S. dollar, relative to other currencies of countries in which we do business and the resulting slowing or delaying of a number of project implementations, on November 3, 2008, we reduced our revenue guidance for the fourth quarter and year ended December 31, 2008. Following this announcement, on November 3, 2008, due to the widespread deterioration in our business climate, we announced a restructuring program involving staff reductions of approximately 12% of our workforce which included one-time severance and outplacement benefit and certain legal fees totaling approximately $2.0 million.

On April 2, 2008, we acquired Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27.9 million, in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.7 million, was approximately $28.6 million. In addition, the acquisition agreement contains an earn out provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010. Formulaically the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement. The acquisition of Quorum will broaden our presence in the global recruitment market.

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3.0 million shares of our common stock, of which 1.1 million shares were repurchased at an aggregate cost of $20.4 million as of December 31, 2008. These shares were restored to original status and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of December 31, 2008, we are authorized to repurchase approximately 1.9 million shares by value under this stock repurchase plan. In addition, in January 2008, we repurchased 0.5 million shares under a previously authorized stock repurchase plan for an aggregate cost of $9.8 million.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled. Due to the current economic slowdown, a greater number of our customers are delaying or seeking to revise the terms and conditions of our service agreements. As a result, we experienced for the year ended December 31, 2008 lower than expected renewal rates in the range of 70%—80% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts rather than our historical renewal rate of approximately 90%. We expect this trend to continue in 2009. Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. Because our revenue base has grown, the amount of deferred revenue on our balance sheet has increased. As of December 31, 2008, deferred revenue increased to $38.6 million from $35.1 million at December 31, 2007. We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

For the year ended December 31, 2008, approximately 73.6% of our total revenue was derived from sales in the United States. Revenue that we generated from clients in Canada, United Kingdom, Germany, and Netherlands was approximately 2.7%, 8.7%, 4.8%, 1.6%, respectively, for the year ended December 31, 2008. Revenue for other countries amounted to an aggregate of 8.6%. Other than the countries listed, no other country represented more than 2% of our total revenue for the year ended December 31, 2008. The decrease in our percentage revenue derived from sales in the United States is primarily due to increased foreign sales.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our clients. Additionally, our application hosting costs, amortization of third-party license royalty costs, technical support personnel costs, overhead allocated based on headcount and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our client base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue. As our overall revenue begins to decline, we expect our cost of revenue to decline proportionately, subject to pricing pressure related to economic conditions and slightly influenced by the mix of services and software.

Operating Expenses

We classify our operating expenses as follows:

Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions, and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the terms of the agreements. Over the past several years, our sales and marketing expense has increased in absolute terms and as a percentage of total revenue. Although we believe that our investment in sales and marketing commencing in 2003 resulted in significant revenue growth during 2004 through 2008, based on recent economic conditions we have reduced our sales and marketing expenditures to adjust for expected lower rates of growth projections. However, consistent with our past practice, we intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients at levels we deem appropriate given our current economic conditions. Our sales and marketing expense has increased in absolute terms and as a percentage of total revenue. Although our sales and marketing expense increased in both absolute terms and as a percentage of total revenue, we expect our sales and marketing expense to decrease, mainly due to reduced commission expense partially offset by increased branding expense, as business conditions dictate.

General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. Based upon the current state of the economy, we believe that general and administrative expenses will remain the same or decrease in dollar amount and increase as a percentage of total revenue in 2009.

Research and Development. Research and development expenses primarily consist of personnel and related costs, including salaries, and employee benefits, for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel. Our research and development efforts have been devoted primarily to enhancements and upgrades to our existing products. Capitalized software development costs increased by $5.5 million or 203.7% to $8.2 million for the year ended December 31, 2008 from $2.7 million for the year ended December 31, 2007. The increase in capitalized software development costs represents 52.6% and 15.3% of research and development expense for the years ended December 31, 2008 and 2007, respectively and was directly attributable to an increase in the software development projects qualifying for capitalization, pursuant to SOP 98-1. This increase was due in part to greater use of third party software developers and improved precision of their time and activity reporting. The remaining research and development expenses have been expensed as incurred. We expect research and development expenses to remain flat or increase slightly as we continue to execute on our strategies which include furthering the common services enterprise architecture, introducing Kenexa 2x modules, and continuing to develop feature enhancements.

Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands, except for percentages)
Total Revenue	203,732	181,926	112,107
Subscription revenue as a percentage of total revenue	80.2%	81.7%	80.7%
(Loss) income from operations before income tax and interest expense (1)	(144,158)	31,029	18,636

Net cash provided by operating activities	32,465	38,563	18,610

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Deferred revenue	$38,638	$35,076	$31,251

(1)	For the year ended December 31, 2008, loss from operations before income taxes and interest expense includes goodwill impairment and restructuring charges of $167,011 and $1,979, respectively. Excluding these charges, non-gaap income from operations before income taxes and interest expense would have been $24,832.

The following is a discussion of some of the terms used in the tables above.

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statement of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provide us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. We expect that the percentage of subscription revenue will be in the range of 78-82% of our total revenues through at least 2009.

Net cash provided by operating activities. Net cash provided by operating activities is taken from our consolidated statement of cash flows and represents the amount of cash generated by our operations that is available for investing and financing activities. Historically, our net cash provided by operating activities has exceeded our net income primarily due to the positive impact of deferred revenue. We expect this trend to continue because of the advance payment structure of our subscription agreements.

Deferred revenue. We generate revenue primarily from multi-year subscriptions for our on-demand talent acquisition and employee performance management solutions. We recognize revenue from these subscription agreements ratably over the term of the contract, which is typically one to three years. We generally invoice our clients in quarterly or monthly installments in advance. Deferred revenue, which is included in our consolidated balance sheets, is the amount of invoiced subscriptions in excess of the amount recognized as revenue. Deferred revenue represents, in part, the amount that we will record as revenue in our consolidated statements of operations in future periods. As the subscription component of our revenue has grown and customer willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown. It is reasonably possible that this trend may vary as business conditions change.

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Deferred revenue at the beginning of the year	$35,076	$31,251	$12,588
Total invoiced subscriptions during the year	166,982	152,367	95,087
Deferred revenue from acquisition	—	120	14,046
Subscription revenue recognized during the year	(163,420)	(148,662)	(90,470)
Deferred revenue at end of year	38,638	35,076	31,251

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

Subscription Fees and Support Revenues. Subscription fees and support revenues are recognized on a monthly basis over the lives of the contracts. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We recorded subscription fees and support revenues of approximately $163.4 million, $148.7 million, and $90.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

We record reimbursable out-of-pocket expenses incurred in accordance with EITF issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which requires that reimbursements received for out-of-pocket expenses be classified as revenue and not as cost reductions. Before the December 15, 2001 effective date of EITF Issue 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the years ended December 31, 2008, 2007, and 2006, reimbursed expenses totaled $4.7 million, $3.5 million, and $1.9 million, respectively.

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

Capitalized Software Development Costs

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

During the quarter ended December 31, 2008 we reviewed the carrying values of goodwill at the enterprise or company level by comparing the carrying values to the estimated fair values of the enterprise. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the enterprise and our market capitalization. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect our assessment of the recoverability of goodwill. Based on the analysis, we determined that the implied fair value of the our goodwill as of December 31, 2008 was $32.4 million, resulting in a goodwill impairment charge of $167.0 million for the year ended December 31, 2008. The goodwill impairment charge had no effect on our cash balances, but did cause us to be out of compliance with certain covenants under our credit facility pursuant to which we did not as of December 31, 2008, and do not as of the date of this report, have any borrowings or the ability to borrow.

Classification and Fair Value Measurement of Auction Rate Securities

We hold investments in auction rate securities having contractual maturities of greater than one year and interest rate reset features of between 7 and 35 days. These auction rate securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. Consequently, we have historically classified our auction rate securities as available for sale short-term investments at par.

During 2008, as a result of the deterioration in the credit markets, our auction rate securities failed to trade at recent auctions due to insufficient bids from buyers. These events have led to uncertainty surrounding the short-term liquidity of our auction rate security investments. Since it is not possible to predict when auctions for the securities we hold will succeed in the future, we have reclassified our auction rate securities to long-term investments on our Consolidated Balance Sheet as of December 31, 2008.

Our auction rate securities, which have a par value of $18.6 million, were acquired through UBS AG. Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement (the “Agreement”) with UBS AG which provides (1) us with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, and (2) us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012. (See Note 3 to the Consolidated Financial Statements). We elected to measure value of our option to put the securities to UBS AG under the fair value option of SFAS No. 159, recording income of approximately $2.2 million pre-tax and a corresponding long-term asset as of December 31, 2008. Simultaneously, we transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, we recognized an other-than-temporary impairment loss of approximately $2.2 million pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of this income and the recognition of the other-than-temporary impairment loss resulted in no material impact to our consolidated statement of operations for the year ended December 31, 2008. We anticipate that any future changes in the fair value of our put option under the agreement with UBS AG will be offset by the changes in the fair value of the related auction rate securities with no material net impact to our consolidated statement of operations. Our option to put the securities to UBS AG under the agreement will continue to be measured at fair value utilizing Level 3 inputs as defined by SFAS 157 until the earlier of its maturity or exercise.

The fair values of our auction rate securities are estimated utilizing a discounted cash flow analysis or other types of valuation models as of December 31, 2008 rather than at par. These analyses are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Any changes in fair value for our auction rate securities, which we attribute to market liquidity issues rather than credit issues, are recorded in our statement of operations.

Accounting for Share-Based Compensation

We use a Black-Scholes option-pricing model to calculate the fair value of our share-based awards. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

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

In certain instances where market based, performance share awards are granted, we use the Monte Carlo valuation model to calculate the fair value. This approach utilizes a two-stage process, which first simulates potential outcomes for our shares using the Monte Carlo simulation and then employs the Black-Scholes model to value the various outcomes predicted by the Monte Carlo simulation. The resulting fair value, on the date of the grant (measurement date), is being recognized over the vesting period using the straight-line method.

The stage-one Monte Carlo simulation requires a variety of assumptions about both the statistical properties of the Company’s shares as well as potential reactions to such share price movements by Company management. Such assumptions include the natural logarithm of the Company’s stock price, a random log-difference using the Russell 2000 stock index and a random variable using the specific deviations of the Company’s returns relative to the returns dictated by the CAPM model.

Accounting for Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” or SFAS No. 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. As of December 31, 2008 and 2007, self-insurance accruals totaled approximately $0.6 million and $0.3 million, respectively. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

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

Kenexa Corporation Consolidated Statements of Operations

(In thousands)

	For the Year Ended December 31,
	2008		2007		2006
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues:
Subscription revenue	$163,420	80.2%	$148,662	81.7%	$90,470	80.7%
Other revenue	40,312	19.8%	33,264	18.3%	21,637	19.3%

Total revenues	203,732	100.0%	181,926	100.0%	112,107	100.0%
Cost of revenues	61,593	30.2%	50,920	28.0%	31,712	28.3%

Gross profit	142,139	69.8%	131,006	72.0%	80,395	71.7%

Operating expenses:
Sales and marketing	40,780	20.0%	35,324	19.4%	25,134	22.4%
General and administrative	48,884	24.0%	39,332	21.6%	24,520	21.9%
Research and development	15,555	7.6%	17,737	9.7%	8,618	7.7%
Depreciation and amortization	12,088	5.9%	7,584	4.2%	3,487	3.1%
Restructuring charges	1,979	1.0%	—	—	—	—
Goodwill impairment charge	167,011	82.0%	—	—	—	—

Total operating expenses	286,297	140.5%	99,977	55.0%	61,759	55.1%

(Loss) income from operations	(144,158)	(70.8)%	31,029	17.1%	18,636	16.6%

Interest income	1,395	0.7%	3,098	1.7%	1,560	1.4%

(Loss) income before income tax	(142,763)	(70.1)%	34,127	18.8%	20,196	18.0%
Income tax (benefit) expense from operations	(38,071)	(18.7)%	10,579	5.8%	4,303	3.8%

Net (loss) income	$(104,692)	(51.4)%	$23,548	12.9%	$15,893	14.2%

Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing addresses for each of the periods shown:

	For the Year Ended December 31,
	2008	2007	2006
United States	73.6%	85.3%	90.2%
United Kingdom and The Netherlands	10.3%	7.4%	5.3%
Other European	5.5%	3.0%	0.9%
Germany	4.8%	1.5%	0.0%
Canada	2.7%	1.4%	2.4%
Africa, Asia-Pacific, Middle East and other	3.1%	1.4%	1.2%

Total revenue	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2008 and 2007

Revenues

Total revenue increased by $21.8 million or 12.0% to $203.7 million for the year ended December 31, 2008 from $181.9 million for the year ended December 31, 2007. Our subscription revenue increased by $14.7 million to $163.4 million for the year ended December 31, 2008 from $148.7 million for the year ended December 31, 2007. Subscription revenue represented approximately 80.2% of our total revenue for the year ended December 31, 2008 compared to 81.7% of our total revenue for the year ended December 31, 2007. The increase in revenue is attributable primarily to an increase in sales volumes of our talent management solutions and the continued acceptance of our on-demand model. Revenue generated by Quorum comprised approximately 7.9% of the increase in our total revenue for the year ended December 31, 2008 compared to the prior year. Our other revenue increased by $7.1 million to $40.3 million for the year ended December 31, 2008 from $33.2 million for the year ended December 31, 2007. This increase was mostly due to an increase in demand for our consulting services which resulted from an increase in our subscription-based revenues. Based upon the current market conditions, we expect subscription-based and other revenues to decrease in 2009 over the prior year due to a greater number of customers delaying or looking to revise the terms and conditions of our service agreements, the strengthening US dollar relative to other currencies of countries in which we do business, the loss of RPO customers, and a loss of consulting engagements.

Cost of Revenues

Cost of revenue increased by $10.7 million or 21.0% to $61.6 million for the year ended December 31, 2008 from $50.9 million for the year ended December 31, 2007. As a percentage of revenue, cost of revenue increased 2.2% to 30.2% for the year ended December 31, 2008 compared to 28.0% for the year ended December 31, 2007. The $10.7 million increase in the cost of revenue was primarily due to increased salaries, overhead, direct costs and other expense of $7.1 million, $1.2 million, $1.1 million and $1.3 million, respectively. Our increased salaries were due in part to the addition of 100 employees from the acquisition of Quorum in 2008. As our overall revenue begins to decline, we expect our cost of revenue will decline proportionately, subject to pricing pressure related to economic conditions and slightly influenced by the mix of services and software. To the extent new customers are added, we expect that the cost of services, as a percentage of revenue, will be greater than those services associated with existing customers.

Sales and Marketing (“S&M”)

S&M expense increased by $5.5 million or 15.6% to $40.8 million for the year ended December 31, 2008 compared to $35.3 million for the year ended December 31, 2007. The $5.5 million increase was due in part to an increase of staff related expense of approximately $5.6 million, partially offset by a decrease in performance bonuses, commissions and travel expenses of approximately $3.7 million from the prior year. The net $1.9 million increase in salaries was due partially to the addition of 24 employees from our Quorum acquisition and 39 employees hired for our existing business in 2008. In addition, reserve for bad debt and advertising and marketing expense contributed approximately $2.4 million and $1.2 million to the increase in S&M expense for the year ended December 31, 2008 over the prior year. The increase in bad debt was mainly attributed to three customers. As a percentage of total revenue, S&M expense increased to 20.0% for the year ended December 31, 2008 from 19.4% for the year ended December 31, 2007 due to increased expense. In the future, we intend to continue to invest in S&M to pursue new clients and expand relationships with existing clients at levels we deem appropriate given our current economic conditions. Although our S&M expense increased in both absolute terms and as a percentage of total revenue, we expect our S&M expense to decrease, mainly due to reduced commission expense partially offset by increased branding expense, as business conditions dictate.

General and Administrative (“G&A”)

G&A expense increased by $9.5 million or 24.1% to $48.9 million for the year ended December 31, 2008 compared to $39.4 million for the year ended December 31, 2007. The $9.5 million increase was due in part to an increase in professional fees, rent and utilities expense, and share-based compensation expense which contributed $2.6 million, $1.6 million, and $1.8 million, respectively, to the increase in G&A expense for the year ended December 31, 2008 compared to the prior year. In addition increased travel, phone and license expense contributed approximately $0.9 million, $0.8 million and $0.4 million in expense for the year ended December 31, 2008 compared to the prior year. The remainder of the increase of $1.4 million was attributable to increases in infrastructure expenses such as supplies, insurance and other expenses of $1.0 million and salary and bonus expenses of $0.4 million. As a percentage of total revenue, G&A expense increased by 2.4% to 24.0% for the year ended December 31, 2008 compared to 21.6% for the year ended December 31, 2007. Based upon the current economic environment, we believe that G&A expenses will decrease in dollar amount and increase as a percentage of total revenue in 2009.

Research and Development (“R&D”)

R&D expense decreased by $2.1 million or 11.9% to $15.6 million for the year ended December 31, 2008 from $17.7 million for the year ended December 31, 2007. The $2.1 million decrease in R&D expense was directly attributable to increased capitalized software development costs during 2008. Capitalized software development costs increased by $5.5 million or 203.7% to $8.2 million for the year ended December 31, 2008 from $2.7 million for the year ended December 31, 2007. The increase in capitalized software development costs represents 52.6% and 15.3% of R&D expense for the years ended December 31, 2008 and 2007, respectively and was directly attributable to an increase in the software development projects qualifying for capitalization, pursuant to SOP 98-1. This increase was due in part to greater use of third party software developers and improved precision of their time and activity reporting. As a percentage of total revenue, research and development expense decreased from 9.7% to 7.6% for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to increased capitalized software development costs. A small portion of our R&D expense relates to the efforts of our Kenexa Research Institute scientists, which is more fixed in nature. This cost structure will result in future R&D expense being more constant and also a greater percentage of revenue as our revenue decreases. We expect R&D expenses to remain flat or increase slightly as we continue to execute on our strategies which include furthering the common services enterprise architecture, introducing Kenexa 2x modules, and continuing to develop feature enhancements.

Depreciation and Amortization

Depreciation and amortization expense increased $4.4 million or 57.9% to $12.0 million for the year ended December 31, 2008 compared to $7.6 million for the year ended December 31, 2007. The $4.4 million increase was due in part to increased amortization expense associated with our recent acquisitions and increased depreciation expense associated with our capitalized software and our capital purchases including our building in Vizag. In the future, we expect depreciation and amortization expense to increase due to recent capital purchases.

Restructuring expense

During the quarter ended December 31, 2008 in response to the weakness of our macroeconomic environment and widespread deterioration in our business climate we announced a restructuring program involving staff reductions of approximately 12% of our workforce which included one-time severance and outplacement benefits totaling approximately $2.0 million. In the future, additional staff reductions or other cost saving measures will be considered to further align our cost structure for lower anticipated revenues.

Goodwill Impairment

During the quarter ended December 31, 2008, due to adverse changes in the economic climate, a 49.5% decline in the our market capitalization from September 30, 2008, and a downward revision in our earnings guidance for the quarter and year ended December 31, 2008, we reevaluated our goodwill impairment analysis. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, these factors signaled a triggering event, which requires us to determine whether and to what extent our goodwill may have been impaired as of December 31, 2008. The first step of this analysis requires the estimation of our fair value, as an entity, and is calculated based on the observable market capitalization with a range of estimated control premiums as well as discounted future estimated cash flows. This step yielded an estimated fair value for us which was less than our carrying value including goodwill at December 31, 2008. The next step entails performing an analysis to determine whether the carrying amount of goodwill on our balance sheet exceeds our implied fair value. The implied fair value of our goodwill, for this step was determined in the same manner as goodwill recognized in a business combination. Our estimated fair value was allocated to our assets and liabilities, including any unrecognized identifiable intangible assets, as if we had been acquired in a business combination with our estimated fair value representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill with neither the write up or write down of any assets or liabilities, nor recording any additional unrecognized identifiable intangible assets as part of this process, but did cause us to be out of compliance with the covenants under our credit facility pursuant as of December 31, 2008. Based on the analysis, we determined that the implied fair value of the Kenexa’s goodwill was $32.4 million, resulting in a goodwill impairment charge of $167.0 million. The goodwill impairment charge had no effect on our cash balances.

Interest Income

Interest income decreased $1.7 million or 54.8% for the year ended December 31, 2008 to $1.4 million for the year ended December 31, 2008 from $3.1 million for the year ended December 31, 2007. The $1.7 million decrease is due primarily to lower cash balances and lower rates of interest in 2008.

Income Tax Expense

An income tax benefit on continuing operations of $38.1 million was recorded for the year ended December 31, 2008 as compared with an income tax expense of $10.6 million for the year ended December 31, 2007. This income tax benefit is primarily attributable to the recognition of a deferred tax asset of $42.3 million relating to a goodwill impairment loss that is deductible for U.S. tax purposes. Changes to deferred income taxes are generally based on management’s evaluation of our positive and negative evidence bearing upon the realizability of its deferred tax assets and the determination that it is more likely than not that we will realize a portion of the benefits of federal and state tax assets.

Webhire, which we acquired in January 2006, had a net operating loss carryforward balance of approximately $48.0 million for federal purposes as of September 30, 2005. BrassRing, which we acquired in November 2006, had a net operating loss carryforward balance of approximately $78.0 million for federal purposes as of December 31, 2006. Based upon the uncertainty of our ability to utilize these acquired net operating losses, we recorded a valuation allowance of approximately $12.0 million during the year ended December 31, 2006.

During the year ended December 31, 2007, Webhire and BrassRing made retroactive elections under Section 338(g) of the Internal Revenue Code with the effect of increasing the tax basis of acquired intangible assets to the deemed purchase price of these assets. We will amortize the increased tax basis of acquired intangibles over a 15-year period for federal and state income tax purposes. Separate gains equal to the respective increases in tax basis were included in the pre-acquisition taxable incomes of each acquired company. Webhire and BrassRing each had sufficient net operating loss carryforwards to fully offset the income recognized on the deemed sale of assets for regular federal income tax purposes. However, under the federal alternative minimum tax rules, net operating loss carryforwards may not offset more than 90% of income taxable under this measure. We have therefore paid alternative minimum tax on these gains of approximately $0.5 million. Concurrent with the recognition of these gains, certain of the acquired net operating losses were deemed to expire. Accordingly, we have reduced the deferred tax assets associated with these acquired net operating losses and the related valuation allowances by offsetting amounts of approximately $12.0 million.

Comparison of Years Ended December 31, 2007 and 2006

Revenue

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

Income Tax Expense

Income tax expense on continuing operations increased $6.3 million or 145.9% to $10.6 million for the year ended December 31, 2007 from $4.3 million for the year ended December 31, 2006. The $6.3 million increase in income tax expense was primarily attributable to an increase in income before taxes. Changes to deferred income taxes are generally based on management’s evaluation of our positive and negative evidence bearing upon the realizability of its deferred tax assets and the determination that it is more likely than not that we will realize a portion of the benefits of federal and state tax assets. Webhire, which we acquired in January 2006, had a net operating loss carryforward balance of approximately $48.0 million for federal purposes as of September 30, 2005. BrassRing, which we acquired in November 2006, had a net operating loss carryforward balance of approximately $78.0 million for federal purposes as of December 31, 2006. Based upon the uncertainty of our ability to utilize these acquired net operating losses, we recorded a valuation allowance of approximately $12.0 million during the year ended December 31, 2006.

During the year ended December 31, 2007, Webhire and BrassRing made retroactive elections under Section 338(g) of the Internal Revenue Code with the effect of increasing the tax basis of acquired intangibleassets to the deemed purchase price of these assets. We will amortize the increased tax basis of acquired intangibles over a 15-year period for federal and state income tax purposes. Separate gains equal to the respective increases in tax basis were included in the pre-acquisition taxable incomes of each acquired company. Webhire and BrassRing each had sufficient net operating loss carryforwards to fully offset the income recognized on the deemed sale of assets for regular federal income tax purposes. However, under the federal alternative minimum tax rules, net operating loss carryforwards may not offset more than 90% of income taxable under this measure. We have therefore paid alternative minimum tax on these gains of approximately $0.5 million. Concurrent with the recognition of these gains, certain of the acquired net operating losses were deemed to expire. Accordingly, we have reduced the deferred tax assets associated with these acquired net operating losses and the related valuation allowances by offsetting amounts of approximately $12.0 million.

Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our revolving credit facilities and the issuance of equity. As of December 31, 2008, we had cash and cash equivalents of $21.7 million, short term investments of $4.5 million and long term investments of $16.5 million. In addition, we had no debt and approximately $0.3 million in capital equipment leases.

Our cash provided from operations was $32.5 million, $38.6 million and $18.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash used in investing activities was $18.1 million, $86.3 million, and $156.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash (used in) and provided by financing activities was $(29.7) million, $42.3 million, and $136.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. All of these effects in 2008 resulted in a decrease in our cash and cash equivalents of $16.3 million for the year ended December 31, 2008. While our investing and financing activities have been significant over the past three years, we expect positive cash flow from operations to continue in future periods.

As of December 31, 2008, we held auction rate securities with a fair value of $16.5 million and par value of $18.6 million. Our auction rate securities portfolio includes solely AA- and AAA-rated investments, comprised of federally insured student loans. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term. We believe that based upon our current other cash and cash equivalent balances, the current lack of liquidity in the auction rate securities market will not have a material impact on our liquidity or our ability to fund our operations.

Our auction rate securities were acquired through UBS AG. Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into agreements with governmental agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement with UBS which provides to us (1) a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, and (2) the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on the our behalf at par anytime through July 2, 2012. (See Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information).

As of December 31, 2008 as a result of our goodwill impairment charge for the year then ended, we are no longer in compliance with certain financial covenants under our current line of credit. We are currently evaluating the cost of a waiver agreement and are considering renegotiating the credit facility for an additional term. If we are unable to negotiate a satisfactory agreement for the credit facility waiver, we will lose our credit facility and all access to previously available credit from the facility. This could negatively impact our financial condition and liquidity.

Although, in the intermediate term, our liquidity was adversely affected by the downturn in the credit markets and our credit facility may be affected by our non-cash goodwill impairment charge recognized in the fourth quarter 2008, we believe that the UBS settlement agreement for our auction rate securities and our projected cash from operations will be sufficient to meet our liquidity needs for the next twelve months.

On April 2, 2008, we acquired Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately

$27.9 million, in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.7 million, was approximately $28.6 million. In addition, the acquisition agreement contains an earn out provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010. Formulaically the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement. The acquisition of Quorum broadens our presence in the global recruitment market.

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock, of which 1,125,651 shares were repurchased at an aggregate cost of $20.4 million as of December 31, 2008. These shares were restored to original status and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of December 31, 2008, the number of shares available for repurchase under the stock repurchase plan was 1,847,349.

On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 2,000,000 shares of our common stock, of which 1,448,091 shares were repurchased at an aggregate cost of $25.5 million as of December 31, 2007. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. In January 2008, the remaining 551,909 shares available for repurchase under the stock repurchase plan were repurchased at an aggregate cost of $9.8 million.

On August 20, 2007, we acquired HRC, a leading consultancy for business-orientated employee surveys, based in Munich, Germany, for a purchase price of approximately $3.8 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.5 million, was approximately $4.3 million. The acquisition of HRC provides us with a presence in Germany and enhances our expansion in European countries.

On June 8, 2007, we acquired StraightSource, a provider of recruitment process outsourcing services, based in Richardson, Texas, for a purchase price of approximately $12.2 million in cash and $4.2 million in stock consideration. The total cost of the acquisition was approximately $16.4 million. In addition, the acquisition agreement contains an earnout provision which provides for the payment of additional consideration by the Company based upon the annual revenues of StraightSource through December 31, 2009. Based upon the 2008 results, we accrued additional consideration of $3.0 million. The related liability has been accrued in the financial statements at December 31, 2008. In December 2008, approximately $0.9 million of the $1.2 million held in an escrow was released to the former stockholders of StraightSource. We expect that the acquisition of StraightSource will provide additional efficiency to our exempt and non-exempt recruitment offering and expand our distribution capabilities in the Southwest market.

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

On November 20, 2006, we acquired Psychometric Services Limited (“PSL”), a provider of online and paper-based assessment products, training and consultancy based in the United Kingdom, for approximately $7.5 million in cash and $0.6 million in stock consideration. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.3 million, was approximately $8.4 million. In November 2008, approximately $0.7 million held in an escrow was released to the former stockholders of PSL. There were no claims for indemnification made by the Company against PSL under the acquisition agreement. The strategic rationale for acquiring PSL was to add PSL’s library of content and team of psychologists to extend our value proposition and to further differentiate us from a domain expertise perspective. In addition, we believe that the acquisition of PSL advances our efforts to build its international infrastructure, while adding an attractive customer list of commercial and government entities in the United Kingdom.

On November 13, 2006, we entered into a new secured credit facility with PNC Bank, N.A., as administrative agent, in connection with our acquisition of BrassRing. Our obligations under the new credit facility were secured by substantially all of our assets and the assets of our subsidiaries. This credit facility replaced our prior $25 million revolving credit facility with PNC Bank. Under the terms of the credit facility, we borrowed $75 million on November 13, 2006 to fund our acquisition of BrassRing.

On November 13, 2006, we acquired BrassRing, a provider of talent management solutions, for approximately $114.7 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $3.1 million, was approximately $117.8 million. In November 2007, approximately $11.5 million held in an escrow was released to the former stockholders of BrassRing. There were no claims for indemnification made by the Company against BrassRing under the acquisition agreement. The strategic rationale for acquiring BrassRing included expansion of opportunities with large, global customers, expansion of global infrastructure and product capabilities, and creation of cross-marketing opportunities with our existing suite of products and services. Additionally, managements industry expertise and experience were also important factors for the acquisition of BrassRing.

On August 14, 2006, we acquired Gantz Wiley Research, an employee and customer survey data analysis firm based in Minneapolis, Minnesota, for a purchase price including contingent consideration of approximately $3.3 million in cash and $3.8 million in stock consideration. The total cost of the acquisition, including estimated legal, accounting, and other professional fees, was approximately $7.1 million. In addition, the payment of $1.3 million in cash and equity during the first quarter of 2007 to the former shareholder of Gantz Wiley of additional consideration by the Company was based upon the annual revenues of Gantz Wiley Research through December 31, 2006. The $1.3 million liability was reflected in the financial statements at December 31, 2006. In August 2008, approximately $6.0 million held in an escrow was released to the former stockholders of Gantz Wiley. There were no claims for indemnification made by the Company against Gantz Wiley under the acquisition agreement.

On April 10, 2006, we acquired Knowledge Workers Inc., a human capital consulting and technology firm based in Denver Colorado, for approximately $2.5 million in cash. The total cost of the acquisition, including estimated legal, accounting, and other professional fees of $0.1 million, was approximately $2.6 million. In April 2008, approximately $1.0 million held in an escrow was released to the former stockholders of Knowledge Workers. There were no claims for indemnification made by the Company against Knowledge Workers under the acquisition agreement.

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

On January 13, 2006, we acquired Webhire, for approximately $34.4 million in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $0.7 million, was approximately $35.1 million. In July 2007, approximately $5.0 million held in an escrow was released to the former stockholders of Webhire. There were no claims for indemnification made by the Company against Webhire under the acquisition agreement. Webhire’s results of operations were included in the Company’s consolidated financial statements beginning on January 1, 2006.

Operating Activities

Net cash provided by operating activities was $32.5 million, $38.6 million, and $18.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software subscriptions. Payments from customers for subscription agreements are generally received near the beginning of the contract term, which can vary from one to three years in length. We also generate significant cash from our recruitment services and to a lesser extent our consulting services. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities.

Net cash provided by operating activities for the year ended December 31, 2008 resulted primarily from a net loss of approximately $104.7 million, an increase in deferred tax benefits of $46.5 million and other changes in working capital of $8.4 million, partially offset by a non-cash charge to goodwill impairment of $167.0 million, other non-cash charges of $20.9 million, and deferred revenue of $4.2 million.

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

During 2008, we completed a restructuring plan to decrease costs by reducing our workforce across our organization and by consolidating facilities where the workforce reductions resulted in excess office space. This restructuring plan was designed to decrease costs by reducing our workforce throughout the company by at least 200 positions. We recorded restructuring and other charges and have made payments of $2.0 million during fiscal 2008. We expect ongoing annual savings of approximately $15.0 million related to our 2008 restructuring plan.

Investing Activities

Net cash used in investing activities was $18.1 million, $86.3 million and $156.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash flows used in investing activities consisted primarily of adjustments for earnouts, taxes, escrow payments, acquisitions and additional capital equipment as follows:

	Years ended December 31,
	2008	2007	2006
Scottworks acquisition	$0.1	$—	$—
Webhire acquisition	—	5.0	27.2
Knowledge Workers acquisition	0.1	—	2.1
Gantz Wiley Research acquisition	0.6	0.7	2.1
BrassRing acquisition	—	11.7	95.6
Psychometrics acquisition	3.4	0.3	6.7
StraightSource acquisition	2.0	9.9	—
HRC acquisition	0.2	2.4	—
Quorum acquisition	27.7	—	—
Cash held in escrow for acquisitions	(1.6)	(14.9)	17.9
Intangible asset purchase	—	—	0.3
Capitalized software and purchases of computer hardware	20.8	12.7	4.2
Purchases of available-for-sale investments	20.5	133.7	—
Sales of available-for-sale investments	(55.7)	(75.2)	—

Total Cash flows from investing activities	$18.1	$86.3	$156.1

Financing Activities

Net cash (used in) provided by financing activities was $(29.7) million, $42.3 million, and $136.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

For the year ended December 31, 2008, net cash used in financing activity resulted primarily from repurchases of our common shares of $30.3 million, repayments of capital lease obligations and notes payable of $0.3 million, partially offset by net proceeds from stock option exercises of $0.4 million, excess tax benefits from share-based payment arrangements of $0.2 million, and share issuance from our employee stock purchase plan of $0.3 million.

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

Unaudited Quarterly Statements of Operations

The following tables present our unaudited quarterly results of operations for each of the eight quarters in the period ended December 31, 2008 and our unaudited quarterly results of operations expressed as a percentage of our subscription and other revenues for the same periods. You should read the following tables in conjunction with our audited consolidated financial statements and related notes appearing in this annual report on Form 10-K. We have prepared the unaudited information on a basis consistent with our audited consolidated financial statements and have included all adjustments, which, in the opinion of management, are necessary to fairly present our operating results for the quarters presented. Our historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

Consolidated Statements of Operations

	For the Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(unaudited and in thousands, except per share data)
Revenues:
Subscription revenue	$37,565	$43,031	$43,668	$39,156	$38,733	$38,233	$37,009	$34,687
Other revenue	7,493	10,995	12,773	9,051	9,015	8,564	8,155	7,530

Total revenues	45,058	54,026	56,441	48,207	47,748	46,797	45,164	42,217
Cost of revenues	14,854	16,461	17,173	13,105	13,183	13,705	12,600	11,432

Gross profit	30,204	37,565	39,268	35,102	34,565	33,092	32,564	30,785

Operating expenses:
Sales and marketing	9,605	10,298	10,988	9,889	9,184	8,816	9,094	8,230
General and administrative	11,397	12,649	12,845	11,993	10,269	9,625	9,765	9,672
Research and development	2,950	3,756	4,307	4,542	4,400	4,717	4,297	4,323
Depreciation and amortization	3,322	3,337	3,278	2,151	2,409	2,269	1,477	1,430
Restructuring charges	1,979	—	—	—	—	—	—	—
Goodwill impairment charge	167,011	—	—	—	—	—	—	—

Total operating expenses	196,264	30,040	31,418	28,575	26,262	25,427	24,633	23,655

(Loss) income from operations	(166,060)	7,525	7,850	6,527	8,303	7,665	7,931	7,130

Interest (income) expense	(179)	(255)	(320)	(641)	(929)	(1,072)	(974)	(123)

(Loss) income before income tax	(165,881)	7,780	8,170	7,168	9,232	8,737	8,905	7,253
Income tax (benefit) expense	(45,026)	2,356	2,205	2,394	3,269	1,660	3,092	2,558

Net (loss) income	$(120,855)	$5,424	$5,965	$4,774	$5,963	$7,077	$5,813	$4,695

Net (loss) income per share—basic	$(5.36)	$0.24	$0.26	$0.20	$0.24	$0.28	$0.23	$0.20
Net (loss) income per share—diluted	$(5.36)	$0.24	$0.26	$0.20	$0.24	$0.27	$0.23	$0.19

Consolidated Statements of Operations

	For the Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenues:
Subscription revenue	83.4%	79.6%	77.4%	81.2%	81.1%	81.7%	81.9%	82.2%
Other revenue	16.6%	20.4%	22.6%	18.8%	18.9%	18.3%	18.1%	17.8%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	33.0%	30.5%	30.4%	27.2%	27.6%	29.3%	27.9%	27.1%

Gross profit	67.0%	69.5%	69.6%	72.8%	72.4%	70.7%	72.1%	72.9%

Operating expenses:
Sales and marketing	21.3%	19.1%	19.5%	20.5%	19.2%	18.8%	20.1%	19.5%
General and administrative	25.3%	23.4%	22.8%	24.9%	21.5%	20.6%	21.6%	22.9%
Research and development	6.5%	7.0%	7.6%	9.4%	9.2%	10.1%	9.5%	10.2%
Depreciation and amortization	7.4%	6.2%	5.8%	4.5%	5.0%	4.8%	3.3%	3.4%
Restructuring charges	4.4%	—	—	—	—	—	—	—
Goodwill Impairment charge	370.7%	—	—	—	—	—	—	—

Total operating expenses	435.6%	55.6%	55.7%	59.3%	55.0%	54.3%	54.5%	56.0%

Income from operations	(368.5)%	13.9%	13.9%	13.5%	17.4%	16.4%	17.6%	16.9%

Interest (income) expense	(0.4)%	(0.5)%	(0.6)%	(1.3)%	(1.9)%	(2.3)%	(2.2)%	(0.3)%

Income before income tax	(368.1)%	14.4%	14.5%	14.9%	19.3%	18.7%	19.7%	17.2%
Income tax (benefit) expense	(99.9)%	4.4%	3.9%	5.0%	6.8%	3.5%	6.8%	6.1%

Net income	(268.2)%	10.0%	10.6%	9.9%	12.5%	15.1%	12.9%	11.1%

Comparison of Unaudited Quarterly Results

Revenues

Total revenue increased throughout 2007 and through the second quarter of 2008 due to purchases of our solutions by new clients, purchases of additional solutions by existing clients and contract renewals, however as the economic conditions deteriorated during the latter half of 2008, total revenues declined. Based upon current market conditions, we expect subscription-based and other revenues to decrease in 2009 over the prior year due to a greater number of customers delaying or revising the terms and conditions of our service agreements, the strengthening US dollar, the loss of RPO customers, and a loss of consulting engagements.

Cost of Revenues

Cost of revenue for the quarters presented has fluctuated between 27.1% and 33.0% based on the mix of sales between subscription revenue and other revenue. Cost of revenue was highest as a percentage of total revenue for the three months ended December 31, 2008. As our overall revenue begins to decline, we expect our cost of revenue to decline proportionately, subject to pricing pressure related to economic conditions and slightly influenced by the mix of services and software. To the extent new customers are added, the cost of services, as a percentage of revenue, will be greater than those services associated with existing customers.

Sales and Marketing

Following our acquisitions in 2007 and 2008 sales and marketing increased slightly from approximately 18.8% to 21.3% of our total revenues for those periods. During this time, sales and marketing expenses have increased in terms of absolute dollars through the same period as a result of increased marketing programs and variable compensation programs.

General and Administration

General and administrative expenses, have increased as a percentage of revenues from approximately 20.6% during 2007 to 25.3% in 2008. In absolute dollar terms over the eight quarters presented general and administrative expenses have increased due to the increasing infrastructure costs associated with a larger global organization.

Research and Development

Research and development expenses have decreased as a percentage of revenues from 10.2% during 2007 to 6.5% in 2008 due to an increase in capitalized software development costs during 2008.

Restructuring charges

During the quarter ended December 31, 2008 in response to weakness of our macroeconomic environment and widespread deterioration in our business climate we announced a restructuring program involving staff reductions of approximately 12% of our workforce which included one-time severance and outplacement benefits totaling approximately $2.0 million.

Goodwill Impairment

During the quarter ended December 31, 2008, due to adverse changes in the economic climate, a 49.5% decline in our market capitalization from September 30, 2008, and a downward revision in earnings guidance, we reevaluated our goodwill impairment analysis. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, these factors signaled a triggering event, which required us to determine whether and to what extent our goodwill may have been impaired as of December 31, 2008. Based on the analysis, we determined that the implied fair value of our goodwill was $32.4 million, resulting in a goodwill impairment charge of $167.0 million in the three months ended December 31, 2008. The goodwill impairment charge had no effect on our cash balances, but did cause us to be out of compliance with certain covenants under our credit facility pursuant to which we did not as of December 31, 2008, and do not as of the date of this report, have any borrowings.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$272	$153	$98	$21	$—
Operating Lease Obligations	20,922	7,346	9,425	3,464	687

Total	$21,194	$7,499	$9,523	$3,485	$687

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We are evaluating the impact of this standard and do not expect the adoption of SFAS 162 to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS 161 to have a material impact on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“FAS 141(R)”) and FAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders equity and the elimination of “minority interest” accounting in results of operations. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) will impact the accounting for our future acquisitions. We do not believe the adoption of FAS 160 will have a material impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2007, we adopted the Financial Accounting Standard Board’s Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2006 and December 31, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would materially affect our effective tax rate if recognized. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Our policy is to recognize interest and penalties on unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. The amount of interest and penalties for the year ended December 31, 2007 was insignificant. Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

Foreign Currency Exchange Risk

In 2008, approximately 73.6% of our total revenue was comprised of sales to clients in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 30% increase in the value of the U.S. dollar during 2008, relative to each of our non-U.S.-generated sales would have resulted in reduced annual revenues of approximately 5% for the year ended December 31, 2008.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were a decrease of $3.9 million and an increase of $1.4 million during 2008 and 2007, respectively, and are included in other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have a significant effect on our interest income for the year ended December 31, 2008.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Kenexa Corporation

We have audited the accompanying consolidated balance sheets of Kenexa Corporation and Subsidiaries (collectively, “Kenexa Corporation”) (a Pennsylvania corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Kenexa Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kenexa Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements”, and SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, on January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kenexa Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/S/ GRANT THORNTON LLP

Philadelphia, PA

March 16, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Kenexa Corporation

Wayne, Pennsylvania

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Kenexa Corporation and Subsidiaries for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kenexa Corporation and Subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The Company adopted SFAS No 123 (revised 2004), “Share-based payment”, in 2006.

BDO Seidman, LLP

Philadelphia, Pennsylvania

March 16, 2007

Kenexa Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$21,742	$38,032
Short-term investments	4,512	58,423
Accounts receivable, net of allowance for doubtful accounts of $3,755 and $1,158	33,518	31,893
Unbilled receivables	5,849	2,423
Income tax receivable	1,238	2,008
Deferred income taxes	4,615	2,399
Prepaid expenses and other current assets	3,745	3,356

Total Current Assets	75,219	138,534
Long-term investments	16,513	—
Property and equipment, net of accumulated depreciation	27,360	17,620
Software, net of accumulated amortization	3,840	1,557
Goodwill	32,366	173,502
Intangible assets, net of accumulated amortization	13,414	10,134
Deferred income taxes, non-current	39,465	—
Deferred financing costs, net of accumulated amortization	364	663
Other long-term assets	9,924	5,879

Total assets	$218,465	$347,889

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$6,448	$5,812
Notes payable, current	40	49
Commissions payable	559	1,025
Accrued compensation and benefits	4,010	8,363
Other accrued liabilities	10,090	6,298
Deferred revenue	38,638	35,076
Capital lease obligations	143	140

Total current liabilities	59,928	56,763
Capital lease obligations, less current portion	108	94
Notes payable, less current portion	41	73
Deferred income taxes	1,789	3,246
Other liabilities	63	65

Total liabilities	61,929	60,241

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 22,504,924 and 24,032,446 shares issued and outstanding, respectively	225	240
Additional paid-in-capital	269,365	291,942
Accumulated other comprehensive (loss) income	(2,421)	1,407
Accumulated deficit	(110,633)	(5,941)

Total shareholders’ equity	156,536	287,648

Total liabilities and shareholders’ equity	$218,465	$347,889

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Subscription	$163,420	$148,662	$90,470
Other	40,312	33,264	21,637

Total revenues	203,732	181,926	112,107
Cost of revenues	61,593	50,920	31,712

Gross profit	142,139	131,006	80,395
Operating expenses:
Sales and marketing	40,780	35,324	25,134
General and administrative	48,884	39,332	24,520
Research and development	15,555	17,737	8,618
Depreciation and amortization	12,088	7,584	3,487
Restructuring charges	1,979	—	—
Goodwill impairment charge	167,011	—	—

Total operating expenses	286,297	99,977	61,759

(Loss) income from operations	(144,158)	31,029	18,636
Interest income, net	1,395	3,098	1,560

(Loss) income before income taxes	(142,763)	34,127	20,196
Income tax (benefit) expense	(38,071)	10,579	4,303

Net (loss) income	$(104,692)	$23,548	$15,893

Basic net (loss) income per share	$(4.60)	$0.94	$0.80
Weighted average shares used to compute net (loss) income per share—basic	22,779,694	24,926,468	19,911,775
Diluted net (loss) income per share	$(4.60)	$0.93	$0.78
Weighted average shares used to compute net (loss) income per share—diluted	22,779,694	25,327,004	20,425,794

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Class A common stock	Additional paid-in capital	Accumulated (deficit)	Accumulated other comprehensive (loss) income	Deferred compensation	Note receivable on common stock	Total shareholders’ equity	Comprehensive (loss) income
Balance, December 31, 2005	$174	$97,140	$(45,382)	$(30)	$(1,040)	$(120)	$50,742	$5,967
Payments received on notes receivable for class A common stock	—	—	—	—	—	120	120	—
Gain on currency translation adjustments	—	—	—	126	—	—	126	126
Reclassification of deferred compensation balance to additional paid-in capital	—	(1,040)	—	—	1,040	—	—	—
Share-based compensation expense	—	3,076	—	—	—	—	3,076	—
Excess tax benefits from share-based payment arrangements	—	2,762	—	—	—	—	2,762	—
Option exercises	4	4,360	—	—	—	—	4,364	—
Conversion of class B, D & E warrants	3	(3)	—	—	—	—	—	—
Public stock offering, net	26	66,255	—	—	—	—	66,281	—
Common Stock Issuance for Gantz Wiley Research Acquisition	2	3,168	—	—	—	—	3,170	—
Common Stock Issuance for Psychometrics Services Ltd. Acquisition	—	627	—	—	—	—	627	—
Net income	—	—	15,893	—	—	—	15,893	15,893

Balance, December 31, 2006	$209	$176,345	$(29,489)	$96	$—	$—	$147,161	$16,019

Common stock repurchase	(15)	(25,467)	—	—	—	—	(25,482)	—
Gain on currency translation adjustments	—	—	—	1,415	—	—	1,415	1,415
Unrealized loss on short term investments	—	—	—	(104)	—	—	(104)	(104)
Share-based compensation expense	—	3,793	—	—	—	—	3,793	—
Excess tax benefits from share-based payment arrangements	—	1,284	—	—	—	—	1,284	—
Option exercises	2	1,558	—	—	—	—	1,560	—
Employee stock purchase plan	—	251	—	—	—	—	251	—
Public stock offering, net	43	130,355	—	—	—	—	130,398	—
Common Stock Issuance for Gantz Wiley earn out	—	650	—	—	—	—	650	—
Common Stock Issuance for Straight Source Acquisition	1	3,173	—	—	—	—	3,174	—
Net income	—	—	23,548	—	—	—	23,548	23,548

Balance, December 31, 2007	$240	$291,942	$(5,941)	$1,407	$—	$—	$287,648	$24,859

Common stock repurchase	(17)	(30,260)	—	—	—	—	(30,277)	—
Loss on currency translation adjustments	—	—	—	(3,861)	—	—	(3,861)	(3,861)
Unrealized gain on short-term investments	—	—	—	33	—	—	33	33
Share-based compensation expense	—	5,761	—	—	—	—	5,761	—
Excess tax benefits from share-based payment arrangements	—	169	—	—	—	—	169	—
Option exercises	1	366	—	—	—	—	367	—
Employee stock purchase plan	—	338	—	—	—	—	338	—
Common Stock Issuance for Straight Source earn out	1	1,049	—	—	—	—	1,050	—
Net loss	—	—	(104,692)	—	—	—	(104,692)	(104,692)

Balance, December 31, 2008	$225	$269,365	$(110,633)	$(2,421)	$—	$—	$156,536	$(108,520)

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(104,692)	$23,548	$15,893
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	12,088	7,584	3,487
Non-cash interest expense	—	22	72
Goodwill impairment charge	167,011	—	—
Share-based compensation expense	5,761	3,793	3,076
Excess tax benefits from share-based payment arrangements	(169)	(1,284)	(2,762)
Amortization of deferred financing costs	299	734	115
Bad debt expense (recoveries)	2,702	329	(182)
Deferred income (benefit) taxes	(46,509)	4,752	(829)

Changes in assets and liabilities
Accounts and unbilled receivables	294	307	(11,010)
Prepaid expenses and other current assets	(243)	389	967
Income tax receivable	(1,238)	(2,008)	—
Other long-term assets	(3,075)	(1,042)	(233)
Accounts Payable	286	(708)	(1,446)
Accrued compensation and other accrued liabilities	(3,824)	(855)	6,107
Commissions payable	(466)	(649)	787
Deferred revenue	4,242	3,698	4,616
Other liabilities	(2)	(47)	(48)

Net cash provided by operating activities	32,465	38,563	18,610

Cash flows from investing activities
Purchases of property and equipment	(20,783)	(12,701)	(4,182)
Purchase of available-for-sale securities	(20,495)	(133,746)	—
Sales of available-for-sale securities	55,706	75,220	—
Cash paid for intangible assets	—	—	(300)
Acquisitions, net of cash acquired	(34,174)	(29,959)	(133,678)
Cash released from (deposited in) escrow for acquisitions	1,628	14,890	(17,958)

Net cash used in investing activities	(18,118)	(86,296)	(156,118)

Cash flows from financing activities
(Repayments) borrowings under line of credit and term loan	—	(65,000)	65,000
Repayments of notes payable	(40)	(363)	(422)
Collections of notes receivable	—	—	120
Proceeds from common stock issued through Employee Stock Purchase Plan	338	251	—
Repurchase of common stock	(30,277)	(25,482)	—
Excess tax benefits from share-based payment arrangements	169	1,284	2,762
Net proceeds from public offering	—	130,398	66,281
Deferred financing costs	—	(102)	(1,360)
Net proceeds from option exercises	367	1,560	4,364
Repayment of capital lease obligations	(232)	(222)	(360)

Net cash (used in) provided by financing activities	(29,675)	42,324	136,385

Effect of exchange rate changes on cash and cash equivalents	(962)	939	126
Net decrease in cash and cash equivalents	(16,290)	(4,470)	(997)
Cash and cash equivalents at beginning of year	38,032	42,502	43,499

Cash and cash equivalents at end of year	$21,742	$38,032	$42,502

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$200	$821	$1,050
Income taxes	$5,089	$6,564	$2,442

Non-cash investing and financing activities
Capital lease obligations incurred	$260	$91	$325
Common stock consideration for Gantz Wiley acquisition	$—	$—	$3,170
Common stock consideration for Psychometric Services Ltd acquisition	$—	$—	$627
Common stock consideration for Gantz Wiley earn out	$—	$650	$—
Common stock consideration for StaightSource acquisition	$1,050	$3,174	$—

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts in thousands, except share and per share data, unless noted otherwise)

1.	Organization

Kenexa Corporation, and its subsidiaries (collectively the “Company” or “Kenexa”), commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Between 1994 and 2008, the Company acquired 28 businesses that enabled it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

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

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks at December 31, 2008 and 2007 totaled $6,935 and $11,072 and represented 31.9% and 29.1% of our total cash and cash equivalents balance at the end of each period, respectively.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 (which has been temporarily increased to $250,000 through December 31, 2009). Certain operating cash accounts may periodically exceed the FDIC limits.

Short-term Investments

Short-term investments at December 31, 2008 include floating rate letter of credit backed securities and municipal bonds. The maturities of these securities range from 1 day to 1 year and are rated A to AAA by various rating agencies. Short-term investments are recorded at fair value based on current market rates and are classified as available-for-sale. Changes in the fair value are included in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Long-term investments

Long-term investments at December 31, 2008 include auction rate securities. These investments are recorded at fair value using the discounted cash flow model and are classified as trading securities. Changes in the fair value are included in the statement of operations in the accompanying consolidated financial statements. Both the cost and realized gains and losses of these securities are calculated using the specific identification method.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, insurance and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with our internet hosting arrangements. These costs are deferred over the implementation period which precedes the hosting period, typically three to four months, and are expensed ratably when the hosting period commences, typically four to five years.

Other long-term assets

Other long-term assets primarily includes cash held in escrow in connection with our acquisitions, security deposits and deferred implementation costs. Outstanding amounts are for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007
Acquisition related escrow balances	$1,440	$3,068
Security deposits	1,966	1,160
Deferred implementation costs	3,314	1,290
UBS Settlement Agreement	2,219	—
Other long-term assets	985	361

Total other long-term assets	$9,924	$5,879

As cash is released from escrow accounts as required under our acquisition agreements, the amounts are then accounted for as additional purchase consideration of the respective acquisition.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital lease is stated at the lower of the fair market value at the date of acquisition or net present value of the minimum lease payments at inception of the lease. Depreciation and amortization expense are recognized on a straight-line basis over the assets’ estimated useful lives or, if shorter, the lease terms for leasehold improvements. Estimated useful lives are generally 7 years for office furniture, 3 to 5 years for computer equipment and 3 to 5 years for software. Reviews are regularly performed if facts and circumstances exist that indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. Costs of maintenance and repairs are charged to expense as incurred. When property and equipment or leasehold improvements are sold or otherwise disposed of, the fixed asset account and related accumulated depreciation account are relieved and any gain or loss is included in results of operations. Costs of software not yet placed into service are accumulated as software in development. Upon placement into service, the costs of the assets are transferred to software. Construction costs not yet placed into service are accumulated as building construction in progress. Upon placement into service, the costs of the assets are transferred to building. In January 2008, the building was placed into service and, accordingly, all costs of the building have been transferred out of construction in progress. The Building is being depreciated over 30 years.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The Company also records an additional allowance based on certain percentages of aged receivables, which is determined based on historical experience and management’s assessment of the general financial conditions affecting the Company’s customer base. If actual collections experience changes, revisions to the allowance may be required. Activity in the allowance for doubtful accounts is as follows:

Year	Balance at January 1,	Charged costs	Acquired reserves	Recoveries / (Write offs)	Balance at December 31,
2008	$1,158	$2,702	$—	$(105)	$3,755
2007	975	329	—	(146)	1,158
2006	448	405	304	(182)	975

Software Developed for Internal Use

In accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, the Company applies AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in these consolidated financial statements.

The Company capitalized internal-use software costs for the years ended December 31, 2008, 2007, and 2006 of $8,137, $3,321 and $1,954, respectively. Amortization of capitalized internal-use software costs for the years ended December 31, 2008, 2007 and 2006 was $1,629, $1,163 and $1,291, respectively.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which superseded Accounting Principles Board Opinion No. 17, “Intangible Assets”. Upon adoption of SFAS 142, the Company ceased amortization of existing goodwill and is required to annually review the carrying value of goodwill for impairment. Prior to 2007, the Company evaluated the carrying value of its goodwill under two reporting units within its single segment. During 2007, the Company combined those two reporting units into a single reporting unit to be in alignment with its organizational and management structure which was evaluated and restructured as part of the integration of our acquired businesses. As a result of the change, the Company now evaluates goodwill at the enterprise or Company level.

Due to adverse changes in the economic climate, a 49.5% decline in the Company’s market capitalization from September 30, 2008 (our annual testing date) through December 31, 2008 and a downward revision in earnings guidance, the Company reevaluated its goodwill impairment analysis during the quarter ended December 31, 2008. Pursuant to SFAS No. 142, these factors represented a triggering event, which requires the determination as to whether and to what extent the Company’s goodwill may have been impaired as of December 31, 2008.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

The first step of this analysis requires the estimation of fair value of the Company and is calculated primarily based on the observable market capitalization with a range of estimated control premiums as well as discounted future estimated cash flows. This step yielded an estimated fair value of the Company which was less than the Company’s carrying value (including goodwill) at December 31, 2008. The next step entails performing an analysis to determine whether the carrying amount of goodwill on the Company’s balance sheet exceeds its implied fair value. The implied fair value of the Company’s goodwill for this step was determined in a similar manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a hypothetical business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill with no assets or liabilities written up or down, nor any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, management recorded a goodwill impairment charge of $167,011 for the quarter and year ended December 31, 2008. The goodwill impairment charge had no effect on the Company’s cash balances.

The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes and escrow adjustments, and acquisitions, for the years ended December 31, 2008, and 2007 and 2006 are as follows:

Balance as of December 31, 2005	$8,815
Acquisitions or adjustments:
ScottWorks	30
Webhire	26,564
Knowledge Workers	2,474
Gantz Wiley Research	5,573
BrassRing	93,104
Psychometrics Services Ltd.	6,811

Balance as of December 31, 2006	$143,371

Acquisitions or adjustments:
Webhire	7,942
Knowledge Workers	(796)
Gantz Wiley Research	(81)
BrassRing	13,059
Psychometrics Services Ltd.	516
StraightSource (2007 acquisition)	5,700
HRC Human Resources Consulting GmbH (2007 acquisition)	3,791

Balance as of December 31, 2007	$173,502

Acquisitions or adjustments:
ScottWorks	85
Webhire	311
Knowledge Workers	100
Gantz Wiley Research	398
BrassRing	(121)
Psychometrics Services Ltd.	3,383
StraightSource	6,051
HRC Human Resources Consulting GmbH	330
Quorum (2008 acquisition)	15,338
Impairment charge	(167,011)

Balance as of December 31, 2008	$32,366

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Intangible Assets

Intellectual property and non-compete agreements (“intangible assets”) are amortized on a straight-line basis over their estimated useful lives or contract periods, generally ranging from 3 to 20 years. The increase in customer lists during the year ended December 31, 2008 was due to the acquisition of Quorum (see Note 4—Acquisitions). The amounts were based, in part, on an analysis of the incremental cash flows expected to be derived from the customer lists using historic retention rates and an appropriate discount rate. Accumulated amortization of intangible assets was $9,443, $4,091 and $1,688 as of December 31, 2008, 2007 and 2006, respectively. Amortization expense related to these intangible assets was $5,168, $2,412 and $175 for 2008, 2007 and 2006, respectively.

Intangible Assets that are subject to amortization at December 31, 2008 and 2007 consist of the following:

	Gross Carrying Value		Accumulated Amortization		Weighted Average Amortization Period (in years)
Description	2008	2007	2008	2007
Customer Lists	$21,115	$12,884	$7,764	$2,820	7.8
Trademarks	91	91	27	21	12.9
Fully Amortized Intangibles	1,652	1,250	1,652	1,250	—

Total	$22,858	$14,225	$9,443	$4,091	7.8

Estimated amortization expense for each of the next five years is as follows:

Year Ending December 31,	Amortization Expense
2009	$4,383
2010	2,994
2011	2,023
2012	1,404
2013	1,031

Impairment of Long Lived Assets

In connection with the Company’s goodwill impairment analysis at December 31, 2008, the Company evaluated its long-lived assets, including certain identifiable intangible assets, for potential impairment by comparing the carrying amount of any asset to future net cash flows expected to be generated by the asset, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”)”, and determined that no such assets were impaired. Given the general current economic climate, it is possible that the estimated future cash flows of the asset groupings will be reduced, which may result in an impairment in future periods. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

The Company records expenses billed to clients in accordance with “Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the years ended December 31, 2008, 2007 and 2006, reimbursed expenses totaled $4,700, $3,469 and $1,915, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Income Taxes

The Company files a consolidated income tax return with its subsidiaries for federal tax purposes and on various bases depending on applicable taxing statutes for state and local as well as foreign tax purposes. Deferred income taxes are provided using the asset and liability method for temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts which are more likely than not expected to be realized.

Other Taxes

Non-income taxes such as sales and value-added tax are presented on a net basis, on the statement of operations.

Advertising

Advertising costs are expensed when incurred. Advertising costs for the years ended December 31, 2008, 2007, and 2006 were $670, $554 and $220, respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management’s judgment and historical experience. At December 31, 2008 and 2007, self-insurance accruals totaled $560 and $355, respectively. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance expense if actual experience differs significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company’s client base and their dispersion across various industries. The Company does not require collateral. The clients are concentrated primarily in the Company’s U.S. market area. At December 31, 2008, there were no clients that represented more than 10% of the net accounts receivable balance. There were no clients that individually exceeded 10% of the Company’s revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 (which has been temporarily increased to $250,000 through December 31, 2009). Certain operating cash accounts may periodically exceed the FDIC limits.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan which is available for participation to all eligible employees. Company contributions to the plan are subject to the board of director’s election to make a contribution each year. Company contributions, if elected by the board of directors, are allocated to the participants’ accounts based upon the percentage of each participant’s contributions to the plan during the given year to the total of all participant contributions. For the years ended December 31, 2007 and 2006, the Company’s board of directors elected to make a matching contribution of $655 and $1,031 or 20% and 50% of employee contributions, respectively. For the year ended December 31, 2008, a matching contribution was not elected.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

(Loss) Earnings Per Share

The Company follows SFAS 128, “Earnings Per Share.” Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations. (Loss) earnings per share is based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company’s non-interest bearing convertible stock and the exercise of options and warrants if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. The Company had net income available to shareholders for the periods ended December 31, 2007 and 2006, and a net loss applicable to shareholders for the period ended December 31, 2008. As a result, the common stock equivalents of stock options, issued and outstanding totaling 150,629 shares at December 31, 2008 were not included in the computation of diluted earnings per share for the period then ended as they were antidilutive. The computation of common stock equivalents excluded options to purchase 608,800 and 109,000 shares of common stock, for the years ended December 31, 2007 and 2006, respectively, as their effect was antidilutive. Options to purchase shares of common stock and restricted stock included in computation of common stock equivalents for the years ended December 31, 2007 and 2006 totaled 400,536 and 514,019, respectively.

Net (loss) income per share is computed as follows:

	Twelve Months Ended December 31
	2008	2007	2006
Numerator:
Net (loss) income	$(104,692)	$23,548	$15,893
Denominator:
Weighted average shares used to compute net (loss) income per common share—basic	22,779,694	24,926,468	19,911,775
Effect of dilutive stock options and warrants	—	400,536	514,019
Weighted average shares used to compute net (loss) income per common share—dilutive	22,779,694	25,327,004	20,425,794
Basic net (loss) income per share	$(4.60)	$0.94	$0.80
Diluted net (loss) income per share	$(4.60)	$0.93	$0.78

Share-based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006. Following the adoption we recognized the cost of previously granted share-based awards under the straight-line basis over the remaining vesting period. The compensatation expense for new share-based awards with a service condition that cliff vest, is recognized on a straight-line basis over the award’s requisite service period. For those awards with a service condition that have a graded vest, compensation expense is calculated using the graded-vesting attribution method. This method entails recognizing expense on a straight-line basis over the requisite service period for each separately vesting portion as if the grant consisted of multiple awards, each with the same service inception date but different requisite service periods. This method accelerates the recognition of compensation expense. The pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method described in FSP FAS 123(R)-3.

The fair value of market based, performance vesting share awards granted is calculated using a Monte Carlo valuation model that results in a factor applied to the fair market value of the Company’s common stock on the

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

date of the grant (measurement date), and is recognized over a four year explicit service period using the straight-line method. Since the award requires both the completion of 4 years of service and the share price reaching predetermined levels as defined in the option agreement, compensation cost will be recognized over the 4 year explicit service period. If the employee terminates prior to the four-year requisite service period, compensation cost will be reversed even if the market condition has been satisfied by that time.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable at December 31, 2008 and 2007 approximate fair value of these instruments.

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments are reported in the shareholders’ equity section of the balance sheet and resulted in a net reduction in shareholders’ equity of $3,861 for the year ended December 31, 2008 and a net increase in shareholders’ equity of $1,415 for the year ended December 31, 2007. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of losses or gains on foreign currency translations and unrealized losses and gains on available-for-sale investment securities in addition to reported net (loss) income.

Guarantees

The Company’s software license agreements typically provide for indemnifications of customers for intellectual property infringement claims. The Company also warrants to customers, when requested, that the Company’s software products operate substantially in accordance with standard specifications for a limited period of time. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically, and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

Reclassifications

Certain amounts in prior calendar years have been reclassified to conform with the presentation adopted in the current calendar year.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Adoption of New Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standard Board Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the relevant taxing authority. As of December 31, 2006, we had an insignificant amount of unrecognized tax benefits, none of which would materially affect our effective tax rate if recognized. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Our policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations. Tax years beginning in 2004 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

As of January 1, 2007 unrecognized tax benefits totaled $234 which was recorded as a purchase price adjustment and an increase to goodwill. As a result of the implementation of FIN 48, our tax liabilities increased $18 which was expensed to tax expense for year ended December 31, 2007. Our January 1, 2007, tax liabilities include $89 of interest related to the adoption of FIN 48. It is not expected that the amount of unrecognized tax benefits will change in the next 12 months. Although the Company will continue to evaluate the application of FIN 48, management does not currently believe that FIN 48 will have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company adopted this standard with respect to its financial assets effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2—“Effective Date of FASB Statement No. 157” delaying the effective date of SFAS 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Footnote 3 of the Notes to the Consolidated Financial Statements for further detail regarding the impact of our adoption of SFAS 157 for financial assets.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 as of January 1, 2008. As the Company already measures its financial instruments at fair value, the Company did not make any fair value elections during the current period. Therefore, the adoption of SFAS 159 did not impact the Company’s consolidated financial statements.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial statements.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is evaluating the impact of this standard and does not expect the adoption of SFAS 162 to have a material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements”, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders’ equity and the elimination of “minority interest” accounting in results of operations. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) will impact the accounting for the Company’s future acquisitions. We do not believe the adoption of FAS 160 will have a material impact on our consolidated financial position, results of operations or cash flows.

3.	Investments

Short-term investments

The following is a summary of our short-term available-for-sale investments at December 31, 2008:

	Cost	Gross Unrealized Gains	Accrued Interest	Fair Market Value
Short-term investments:
Municipal securities	$4,510	$(32)	$34	$4,512

Unrealized gains and losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of December 31, 2008. At December 31, 2008, contractual maturities of our short-term investments were one year or less.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

The following is a summary of our short-term available-for-sale investments at December 31, 2007:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term investments:
Municipal securities	$28,627	$2	$(106)	$28,523
Auction market securities	29,900	—	—	29,900

Total short-term investments:	$58,527	$2	$(106)	$58,423

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of December 31, 2007.

Long-term investments

During the year ended December 31, 2008, the Company experienced failed auctions for thirteen tax exempt auction rate securities (“ARS”) issues representing principal and accrued interest of $16,513. Nine of these ARS are guaranteed by the Family Federal Educational Loan Program with the remainder being insured by private issuers. Due to the uncertainty surrounding the ability to liquidate its ARS issues over the next twelve months, the Company has reclassified these investments to long-term assets as of December 31, 2008. These securities will continue to accrue interest at the contractual rate and will be auctioned every 90 days until sold.

The auction rate securities, which have a par value of $18,575, were acquired through UBS AG. Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement (the “Agreement”) with UBS AG which provides (1) us with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, and (2) us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012. We elected to measure value of our option to put the securities to UBS AG under the fair value option of SFAS No. 159, recording income of approximately $2,219 pre-tax and a corresponding long-term asset as of December 31, 2008. The settlement agreement’s valuation at December 31, 2008 was based in part on an expected life of eighteen months and a discount rate of 3.79%. Simultaneously, we transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, we recognized an other-than-temporary impairment loss of approximately $2,219 pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of this income and the recognition of the other-than-temporary impairment loss resulted in no material impact to our consolidated statement of operations for the year ended December 31, 2008.

The Company adjusted the fair value of its ARS investment portfolio using a discounted cash flow model to determine the estimated fair value of its ARS investments as of December 31, 2008. The assumptions used in preparing the discounted cash flow model include level three inputs, as defined in SFAS No. 157, Fair Value Measurements, and are presented in the following table:

Input description	Amounts
Maximum auction rate (interest rate)	1.40%
Liquidity risk premium	6.00%
Probability of earned maximum rate until maturity	0.01%
Probability of default	11.17%

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Based on the results of the discounted cash flow analysis, the Company determined that the fair value of its investment in ARS should be discounted approximately $2,219 to $16,513 at December 31, 2008 however, any other-than temporary impairment in the fair value of the ARS has been offset substantially by the fair value recognized for the rights provided in the settlement agreement.

The Company adopted the provisions of SFAS 157 effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has investments that are valued in accordance with the provisions of SFAS 157. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

On December 31, 2008 the fair value for the Company’s investments was determined based upon the inputs presented below:

Description:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Municipal Bonds	$4,512	$4,512	—	$—
Auction rate securities	16,513	—	—	16,513

Total investments:	$21,025	$4,512	—	$16,513

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended December 31, 2008 is presented below:

Auction rate securities
Balance at December 31, 2007	$29,900
Total net realized losses
Included in earnings	(1,191)
Purchases, issuances and settlements	(12,196)

Balance at December 31, 2008	$16,513

Based on the size of this investment, the Company’s ability to access cash and other short-term investments, and expected operating cash flows, the Company does not anticipate the illiquidity of this investment will affect its operations.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

4.	Acquisitions

Quorum International Holdings Limited

On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27,950 in cash, of which $19,753 was paid in April 2008 and $8,197 was paid in July 2008. The total cost of the acquisition, including legal, accounting, and other professional fees of $664, was approximately $28,614, including acquired intangibles of $8,633, with estimated useful lives between 3 and 10 years. In addition, the acquisition agreement contains an earn out provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010. Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement. Pursuant to SFAS 141, “Business Combinations,” the Company accrues contingent purchase consideration when the outcome of the contingency is determinable beyond a reasonable doubt. As of December 31, 2008, the June 30, 2009 and June 30, 2010 earnout amounts were substantially uncertain, as such, the estimated earn out range is not possible to disclose. The Company evaluates the earnout provisions contained in the acquisition agreement at each financial statement reporting date. In connection with the acquisition, $780 of the purchase price was deposited into an escrow account and recorded in other long-term assets, to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement. The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of Quorum. The Company expects that the acquisition of Quorum will broaden our presence in the global recruitment market. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. In accordance with Statement of Financial Accounting Standard No. 141, the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the finalization of the valuation of assets acquired or liabilities assumed. Quorum’s results of operations were included in the Company’s consolidated financial statements beginning on April 2, 2008.

HRC Human Resources Consulting GmbH

On August 20, 2007, the Company acquired all of the outstanding stock of HRC Human Resources Consulting GmbH (“HRC”), a consultancy for business-orientated employee surveys, based in Munich, Germany, for a purchase price of approximately $3,757 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $529, was approximately $4,286. In connection with the acquisition, $410 of the cash portion of the purchase price was deposited into an escrow account and recorded in other long-term assets, to cover any claims for indemnification made by the Company against HRC under the acquisition agreement. The escrow agreement will remain in place for approximately five years from the acquisition date, and any funds remaining in the escrow account at the end of the five year period will be distributed to the former stockholders of HRC. The acquisition of HRC will provide the Company with a presence in Germany and enhance its expansion into European countries. The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. HRC’s results of operations were included in the Company’s consolidated financial statements beginning on August 20, 2007.

StraightSource

On June 8, 2007, the Company acquired all of the outstanding stock of Strategic Outsourcing Corporation (“StraightSource”), a provider of recruitment process outsourcing services, based in Richardson, Texas, for a purchase price including contingent consideration of approximately $12,150 in cash and $4,224 in stock

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

consideration. The total cost of the acquisition, including legal, accounting, and other professional fees of $40, was approximately $16,414, including acquired intangibles of $7,963, with estimated useful lives between 2.5 and 9 years. In addition, the acquisition agreement contains an earnout provision which provides for the payment of additional consideration to the former shareholders of StraightSource by the Company based upon the annual revenues and net income of StraightSource for each of the years ended December 31, 2007, 2008 and 2009. An earnout of $1,200 relating to annual revenues for 2009 is payable if StraightSource achieves total annual revenue net of reimbursable expenses of $9,500. An earnout ranging between $1,200 to $2,400 for net income is dependent upon 20% and 30% growth, as defined in the agreement, in net income from the prior year. Based upon the results for the year ended December 31, 2007, $2,100 of additional consideration was earned by the former shareholders’ of StraightSource. Pursuant to SFAS 141, “Business Combinations,” additional consideration will be accrued when the outcome of the contingency is determinable beyond a reasonable doubt. During the quarter ended March 31, 2008, an additional $2,100 was earned, based upon the 2007 results, since the outcome of the contingency was determinable beyond a reasonable doubt. Both amounts totaling $4,200 were paid in cash and common stock during the first quarter of 2008. Based upon the results for the year ended December 31, 2008, additional consideration of $3,000 was earned and paid in cash during the first quarter of 2009 to the former shareholders of StraightSource. The related liability was accrued for the financial statements at December 31, 2008. In connection with the acquisition, $1,200 of the cash portion of the purchase price was deposited into an escrow account and recorded in other long-term assets, to cover any claims for indemnification made by the Company against StraightSource under the acquisition agreement. The escrow agreement will remain in place for three years from the acquisition date, and any funds remaining in the escrow account at the end of the three year period will be distributed to the former stockholders of StraightSource. The acquisition of StraightSource provides additional efficiencies to our exempt and non-exempt recruitment offerings and expands our distribution capabilities in the Southwest market. The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. StraightSource’s results of operations were included in the Company’s consolidated financial statements beginning on June 8, 2007.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

5.	Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation and amortization as of December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
Equipment	$15,112	$11,667
Software	13,999	10,945
Office furniture and fixtures	2,370	1,791
Leasehold improvements	2,744	1,575
Land	643	752
Building	6,771	—
Building construction in progress	—	4,881
Software in development	7,185	2,960

	48,824	34,571
Less accumulated depreciation and amortization	17,624	15,394

	$31,200	$19,177

Depreciation and amortization expense is excluded from cost of revenues.

Equipment and office furniture and fixtures included assets under capital leases totaling $2,612 and $2,590 at December 31, 2008 and 2007, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $6,920, $5,172 and $3,312 for the years ended December 31, 2008, 2007 and 2006, respectively.

Contemporaneous with its goodwill impairment analysis, as a result of the Company’s market capitalization being less than stockholders’ equity at December 31, 2008, the Company also reviewed its fixed assets and determined that the fair value exceeded the carrying value, pursuant to SFAS 144, and therefore did not record any fixed asset impairment.

6.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2008	2007
Accrued professional fees	$131	$70
Straight line rent accrual	1,904	932
Other taxes payable	450	973
Income taxes payable	3,549	818
Other liabilities	1,056	1,405
Contingent purchase price	3,000	2,100

Total other accrued liabilities	$10,090	$6,298

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

7.	Line of Credit

As a result of its goodwill impairment charge, the Company was not in compliance with certain financial covenants under its current line of credit as of December 31, 2008. The Company is currently evaluating the cost of a waiver agreement and is considering renegotiating the credit facility for an additional term. If unable to negotiate a satisfactory agreement for the credit facility waiver, the Company will lose its credit facility and all access to previously available credit under the line of credit facility. This could negatively impact our financial condition and liquidity in the future.

On November 13, 2006, the Company entered into a secured credit agreement with PNC Bank, N.A. (the “Credit Agreement”), as administrative agent, in connection with its acquisition of BrassRing. The secured Credit Agreement increased the maximum amount available under the credit facility from $25,000 to $75,000, including a sublimit of up to $2,000 for letters of credit. Borrowings under the new credit facility are secured by substantially all of the Company’s assets and the assets of its subsidiaries. This Credit Agreement replaced the prior $25,000 revolving Credit Agreement with PNC Bank. In connection with this agreement, the Company borrowed $65,000, under the credit facility, for the acquisition of BrassRing in November 2006.

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

Borrowings under the Revolver are collateralized generally by all of the Company’s assets, including a pledge of the capital stock of its subsidiaries. The Credit Agreement contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. As of and for the year ended December 31, 2008, the Company had no borrowings or the ability to borrow under this Credit Agreement.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

8.	Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	December 31,
	2008	2007	2006
Current
Federal	$4,542	$4,866	$4,646
Foreign	2,777	308	177
State and local	616	422	664

Total current	$7,935	5,596	5,487

Deferred
Federal	$(39,325)	3,517	(427)
Foreign	(696)	836	(574)
State and local	(5,985)	630	(183)

Total deferred	(46,006)	4,983	(1,184)

Total income tax (benefit) provision	$(38,071)	$10,579	$4,303

A reconciliation of the Company’s effective income tax rate to the U.S. statutory federal income tax rate of 35% for the years ended December 31, 2008, 2007 and 2006 is as follows:

	December 31,
	2008	2007	2006
U.S. statutory federal tax rate	(35.0)%	35.0%	35.0%
Foreign tax differential	(1.9)%	(1.5)%	(2.8)%
Domestic production deduction	—%	(0.5)%	—%
Nondeductible goodwill impairment	12.1%	—%	—%
State income taxes	(2.4)%	2.0%	2.4%
Officer’s life insurance	—%	0.1%	0.2%
Other nondeductible expenses	0.1%	0.7%	0.5%
Change in valuation allowance	0.5%	—%	(4.7)%
Research and development credit	(0.4)%	(2.7)%	(3.4)%
Non-taxable interest	(0.3)%	(3.2)%	(1.8)%
Provision to return true-up	0.6%	1.1%	(1.2)%
HRI trust	—%	—%	(2.9)%

Income tax (benefit) expense	(26.7)%	31.0%	21.3%

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s net deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Deferred tax assets
Foreign net operating loss carryforwards	$2,209	$1,533
Accrued expenses	43	175
Federal and state net operating loss carryforwards	877	960
AMT tax carryforward	166	231
Deferred revenue	3,178	1,777
Accounts receivable allowance	799	399
Stock options	4,092	2,240
Depreciation and amortization	1,636	823
Goodwill impairment	36,309	—
Capitalized R&D tax credits	262	1,329
Section 481(a) adjustment	361	—
Other	121	1

Total deferred tax assets	$50,053	$9,468

Deferred tax liabilities
Capitalized R&D	(423)	—
Other accrued expenses	(481)	—
Amortization of intangibles and goodwill	(5,529)	(9,662)

Total deferred tax liabilities	(6,443)	(9,662)

Net deferred tax asset	43,620	(194)
Valuation allowance	(1,329)	(653)
Net deferred tax asset (liability)	$42,291	$(847)

At December 2008, the Company has remaining net operating loss carryforwards from acquisitions of $2,253 with an expiration date of 2025. Additionally, the Company is subject to Internal Revenue Code section 382 loss limitations for these acquired net operating loss carryforwards. The Company also has net operating loss carryforwards available from foreign acquisitions of $7,731. These losses have no expiration date. Based on the uncertainty of fully utilizing these NOL’s the Company has recorded a valuation allowance of $4,417. The Company also has state NOL carryforwards of $2,266.

At December 2007, the Company has remaining net operating loss carryforwards from acquisitions of $2,491 with an expiration date of 2025. Additionally, the Company is subject to Internal Revenue Code section 382 loss limitations for these acquired net operating loss carryforwards. The Company also has net operating loss carryforwards available from foreign operations of $5,094. These losses have no expiration date. Based on the uncertainty of fully utilizing these NOL’s the Company has recorded a valuation allowance of $1,780. The Company also has state NOL carryforwards of $2,266. In 2006, the Company released $946 of its foreign valuation allowance resulting in no corresponding valuation allowance against these foreign net operating loss carryforwards as the Company believes they will be fully utilized in the future.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

In 2005, the Company was granted a tax holiday from the government of India for its development center located in Hyderabad, India. This tax holiday was granted for a five year period, was subsequently extended via statute for an additional year and is scheduled to expire in 2010. The income tax benefit on this holiday is $65, $362 and $404 in 2008, 2007 and 2006, respectively. In 2008, the Company was granted a separate tax holiday from the Indian government covering the activities of its new development center in Vizag, India. This tax holiday was granted for a period of 10 years and will expire in 2018. The income tax benefit on this holiday is $309 in 2008.

Activity in the valuation allowance account for the years ended December 31, 2008, 2007 and 2006 is presented in the table below:

	Beginning Balance	Acquired valuation allowance	Release of valuation allowance	338g election	Ending Balance
2008	(653)	(676)	—	—	(1,329)
2007	$(12,634)	$(653)	$796	$11,838	$(653)
2006	(946)	(12,634)	946	—	(12,634)

The Company does not provide for U.S. deferred income taxes or tax benefits on the undistributed earnings or losses of its non-U.S. subsidiaries because earnings are permanently reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2008, the Company had not provided for deferred income tax expense for cumulative income of individual international subsidiaries of $16,392. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. In the event of the repatriation of foreign earnings, the Company believes that it would be in a position to claim sufficient foreign tax credits for U.S. federal income taxes purposes to offset a significant amount of potential tax liability.

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

The Company is currently under review by the Internal Revenue Service for 2006.

The Company does not anticipate that the amount of unrecognized tax benefits reflected as of December 31, 2008 will materially change in the next 12 months; any changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the company. With certain limited exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for tax years through 2004. For subsequent years, certain tax positions taken by the Company could be subject to differing interpretations of applicable laws, regulations and authoritative pronouncements utilized in the determination of the amounts and/or timing of income, deductions and tax credits. The Company is currently under examination by the Internal Revenue Service and certain state taxing authorities for tax year 2006. Although the outcome of tax audits is difficult to predict with certainty, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that may result from tax examinations.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

9.	Commitments and Contingencies

Leasing Arrangements

The Company leases certain of its facilities and equipment under various operating and capital leases. Equipment under capital leases consists primarily of computer equipment and furniture and fixtures. These leases generally have terms of three to five years, bear interest up to 13.0% per annum and are collateralized by the underlying equipment. Operating leases primarily consist of leases for office space and equipment. Future minimum lease payments for each of the following five years are:

	Year Ended December 31, 2008
	Capital Leases	Operating Leases
2009	$153	$7,346
2010	54	5,838
2011	44	3,587
2012	21	2,219
2013		1,245

Total minimum lease payments	$272	$20,235

Less amount representing interest	21

Present value of minimum payments under capital leases	251
Less current portion	143

	$108

Rent expense was $7,174, $5,824 and $3,678 for the years ended December 31, 2008, 2007 and 2006, respectively. Most of the Company’s capital and operating leases contain automatic renewal terms, bargain purchase options or escalation clauses.

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

Also, pursuant to the separation agreement, the former officer provided the Company and its subsidiaries and affiliates with a general release, and the former officer agreed to certain restrictive covenants, including confidentiality and non-disparagement, and non-competition and non-solicitation for a period of two years after the separation date, as such, the company recognized the severance expense over the non compete term.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Litigation

On October 31, 2000, Gallup, Inc., which conducts its business under the name The Gallup Organization, filed suit against the Company in U.S. District Court for the Eastern District of Pennsylvania seeking unspecified damages and injunctive relief, alleging that the Company unlawfully raided Gallup’s employees and tortuously interfered with Gallup’s relationships with former employees and customers, infringed on Gallup’s copyrighted survey language and falsely advertised aspects of the Company’s employee survey services. In November 2001, the District Court granted the Company’s motion to dismiss Gallup’s claim that we conducted an unlawful raid of Gallup’s employees. In December 2002, the District Court granted the Company’s motion for summary judgment on the false advertising claim. In January 2003, the District Court granted the Company’s motion for summary judgment on the claims regarding the Company’s alleged tortuous interference with Gallup’s relationships with its former employees and its customers. Gallup did not appeal any of these rulings.

In November 2004, the District Court granted the Company’s motion for summary judgment on the copyright claim. Gallup appealed that ruling to the U.S. Court of Appeals for the Third Circuit, and the U.S. Court of Appeals reversed the judge’s grant of summary judgment in the Company’s favor.

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

Rollforward of Shares

The Company’s common shares issued and repurchased during the years ended December 31, 2008, 2007 and 2006 are as follows:

Common Shares
Class A
December 31, 2005 ending balance	17,459,044
Shares from public offering	2,641,800
Warrant exercises	250,499
Stock option exercises	387,986
Shares issued for acquisition	158,448

December 31, 2006 ending balance	20,897,777

Repurchase of shares	(1,448,091)
Shares from public offering	4,312,500
Stock option exercises	136,673
Employee Stock Purchase Plan	10,152
Restricted shares issued	16,200
Shares issued for acquisition	107,235

December 31, 2007 ending balance	24,032,446

Repurchase of shares	(1,677,560)
Stock option exercises	67,021
Employee Stock Purchase Plan	27,141
Shares issued for earnout	55,876

December 31, 2008 ending balance	22,504,924

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Stock and Voting Rights

Undesignated Preferred Stock

The Company has 100,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at December 31, 2008 or 2007. These shares have preferential rights in the event of liquidation and payment of dividends.

Common Stock

At December 31, 2008 and 2007, the Company had 100,000,000 authorized shares of common stock. At December 31, 2008 and 2007 22,504,924 and 24,032,446 shares of common stock respectively, were outstanding, net of treasury stock discussed below. Each share of common stock has one-for-one voting rights.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Authorized but not issued shares

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

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock, of which 1,125,651 shares were repurchased at an aggregate cost of $20,429 as of December 31, 2008. These shares were restored to original status prior to December 31, 2008 and accordingly are presented as authorized but not issued. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. As of December 31, 2008 the amount of shares available for repurchase under the stock repurchase plan was 1,874,349.

11.	Stock Plans

Stock Option Plan

The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Company’s Board of Directors (the “Board”) in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options to employees and directors at the discretion of the Board or a committee of the Board. The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”). As of December 31, 2008, there were options to purchase 2,487,654 shares of common stock outstanding under the 2005 Option Plan. The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan. As of December 31, 2008, there were a total of 1,732,506 shares of common stock not subject to outstanding options and available for issuance under the 2005 Option Plan. The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company. Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan expire between the fifth and tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant. Unexercised stock options may expire up to 90 days after an employee’s termination for options granted under the 2000 Option Plan.

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

Compensation expense, for awards with a service condition that cliff vest, is recognized on a straight-line basis over the award’s requisite service period. For those awards with a service condition that have a graded vest, compensation expense is calculated using the graded-vesting attribution method. This method entails recognizing expense on a straight-line basis over the requisite service period for each separately vesting portion as if the grant consisted of multiple awards, each with the same service inception date but different requisite service periods. This method accelerates the recognition of compensation expense

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

The fair value of market based, performance vesting share awards granted is calculated using a Monte Carlo valuation model that simulates various potential outcomes of the option grant and values each outcome using the Black-Scholes valuation model which yields a fair market value of the Company’s common stock on the date of the grant (measurement date). This amount is recognized over the vesting period, using the straight-line method. Since the award requires both the completion of 4 years of service and the share price reaching predetermined levels as defined in the option agreement, compensation cost will be recognized over the 4 year explicit service period. If the employee terminates prior to the four-year requisite service period, compensation cost will be reversed even if the market condition has been satisfied by that time. The total grant date fair value of the options granted during 2008 using the Monte Carlo valuation model was $1,026.

The following table provides the assumptions used in determining the fair value of the market and service based awards for the year ended December 31, 2008, 2007 and 2006, respectively.

	Years ended December 31,
	2008 Market based awards	2008 Service based awards	2007 Service based awards	2006 Service based awards
Expected volatility	60.98%	56.23 – 57.52%	47.26 – 54.95%	39.5 – 41.98%
Expected dividends	0	0	0	0
Expected term (in years)	10	3.75	4 – 5	4 – 5
Risk-free rate	3.45%	1.87 – 2.77%	2.5 – 4.6%	4.6 – 5.1%

A summary of the status of the Company’s stock options as of December 31, 2008 and 2007 and changes during the period then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2006	3,138,046	1,302,008	$14.63	321,208	$14.26
Granted—options	(539,400)	539,400	35.40	—	—
Granted—restricted stock	(16,200)	16,200	0.00	—	—
Exercised	—	(136,673)	11.42	—	—
Forfeited or expired	119,900	(119,900)	22.24	—	—

Balance at December 31, 2007	2,702,346	1,601,035	$21.18	241,335	14.96

Granted—options	(1,084,600)	1,084,600	11.87	—	—
Exercised options and vested restricted stock	—	(83,221)	4.41	—	—
Forfeited or expired	114,760	(114,760)	29.28	—	—

Balance at December 31, 2008	1,732,506	2,487,654	$17.33	447,854	14.01

The total intrinsic value of options outstanding, exercisable and exercised for the period ended December 31, 2008 was $1,950, $343 and $1,249, respectively. The weighted average fair value for options granted during the period ended December 31, 2008 and 2007 was $5.67 and 14.91, respectively. The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2008 was 5.61 and 4.36, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.68 – $ 7.37	661,998	9.12	$5.03	101,998	$4.62
$11.06 – $14.74	603,856	5.79	$12.53	203,856	$13.47
$14.75 – $18.43	102,000	2.41	$17.51	102,000	$17.51
$18.44 – $22.12	533,000	4.00	$19.30	0	$0.00
$25.81 – $29.49	38,000	2.45	$27.25	0	$0.00
$29.50 – $33.18	111,000	4.79	$31.99	40,000	$31.73
$33.19 – $36.87	437,800	3.26	$35.54	0	$0.00
$ 3.68 – $36.87	2,487,654	5.61	$17.33	447,854	$14.01

As of December 31, 2008, there was $7,833 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Option Plan. That cost is expected to be recognized over a weighted-average period of 4 years.

A summary of the status of the Company’s nonvested share options and restricted stock as of December 31, 2008 and 2007 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2006	980,800	$8.65
Granted—options	539,400	14,91
Granted—restricted stock	16,200	31.46
Vested	(56,800)	13.26
Forfeited or expired	(119,900)	9.78

Nonvested at December 31, 2007	1,359,700	$10.73

Granted—options	1,084,600	5.67
Vested	(293,000)	8.98
Forfeited or expired	(111,500)	12.31

Nonvested at December 31, 2008	2,039,800	$8.24

SFAS No. 123R also requires us to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.

The pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method described in FSP FAS 123(R)-3. Using this method an opening pool balance of $22 was calculated. As of December 31, 2008 the pool of excess tax benefits was $4,215.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

In accordance with Staff Accounting Bulletin No. 107, we classified share-based compensation within cost of revenues, sales and marketing, general and administrative expenses and research and development corresponding to the same line as the cash compensation paid to respective employees, officers and non-employee directors.

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations:

	Year ended December 31,
	2008	2007	2006
Cost of revenues	$341	$391	$513
Sales and marketing	961	1,006	1,109
General and administrative	4,032	2,204	1,292
Research and development	427	192	162

Pre-tax share-based compensation	$5,761	$3,793	$3,076
Income tax	1,813	1,407	936

Share-based compensation expense, net	$3,948	$2,386	$2,140

Between January 1, 2008 and December 31, 2008, the Company granted options to certain employees to purchase an aggregate of 1,084,600 shares of the Company’s common stock at a weighted exercise price of $11.87 per share. The Company granted the options at prevailing market prices ranging from $5.11 to $21.80 per share.

Between January 1, 2007 and December 31, 2007, the Company granted options to certain employees to purchase an aggregate of 539,400 shares of the Company’s common stock at a weighted exercise price of $35.40 per share. The Company granted the options at prevailing market prices ranging from $29.94 to $36.87 per share.

On August 14, 2007, the Company granted to each non-employee member of the Board of Directors 2,700 shares of restricted stock, or, an aggregate of 16,200 shares of restricted stock, which vested on May 19, 2008. The grant date fair value of the restricted stock was $31.46.

Between January 1, 2006 and December 31, 2006, the Company granted options to certain employees to purchase an aggregate of 316,333 shares of the Company’s common stock at a weighted exercise price of $25.24 per share. The Company granted the options at prevailing market prices ranging from $21.10 to $32.69 per share.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the NASDAQ National Market, LLC on the offering date. We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with SFAS 123(R) and requires no compensation expense to be recognized. Shares of our common stock purchased under the employee stock purchase plan were 27,141 and 10,152 for the years ended December 31, 2008 and 2007, respectively.

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

12.	Related Party

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

One of the Company’s directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the years ended December 31, 2008, 2007 and 2006, the Company paid Pepper Hamilton LLP, net of insurance coverage, $389, $1,477 and $2,326, respectively, for general legal matters. The decrease in payments to Pepper Hamilton LLP for the year ended December 31, 2008 as compared to previous years resulted from a reduction in transactional and acquisitions related services performed during the current year. For the years ended 2007 and 2006 a majority of the payments resulted from

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

services performed in conjunction with our initial public and secondary offerings, various acquisitions in 2006 and 2007, credit facility arrangements and other corporate matters. The amount payable to Pepper Hamilton as of December 31, 2008 and 2007 was $75 and $33, respectively.

13.	Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the years ended December 31, 2008, 2007 and 2006.

	For the year ended December 31, 2008		For the year ended December 31, 2007		For the year ended December 31, 2006
Country	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue
United States	$149,225	73.6%	$155,247	85.3%	$101,165	90.2%
United Kingdom	17,729	8.7%	10,741	5.9%	3,578	3.2%
Other European Countries	11,660	5.5%	5,389	3.0%	946	0.9%
Germany	9,765	4.8%	2,832	1.5%	—	—%
The Netherlands	3,196	1.6%	2,706	1.5%	2,367	2.1%
Canada	5,539	2.7%	2,526	1.4%	2,715	2.4%
Other	6,618	3.1%	2,485	1.4%	1,336	1.2%

Total	$203,732	100.0%	$181,926	100.0%	$112,107	100.0%

The following table summarizes the distribution of assets by geographic region as of December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$146,850	67.2%	$306,276	88.0%
United Kingdom	43,634	20.0%	16,889	4.9%
India	9,099	4.1%	14,436	4.1%
Germany	9,976	4.6%	6,888	2.0%
Canada	3,332	1.5%	2,428	0.7%
Poland	2,139	1.0%	—	0.0%
Other	3,435	1.6%	972	0.3%

Total	$218,465	100.0%	$347,889	100.0%

14.	Subsequent Events

On January 20, 2009 Kenexa entered into a joint venture agreement with Shanghai Runjie Management Consulting Company (“R and J”) in Shanghai, China for $1,189 or Chinese Yuan Renminbi 8,145. The initial capital contribution will provide the Company with a 46% ownership in the new entity and provide the Company with a presence in China’s growing recruitment processing outsourcing market. Based upon the EBITDA results, the Company will acquire an additional 3% ownership interest in the joint venture through 2010.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.	Controls and Procedures

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

Management assessed our internal control over financial reporting as of December 31, 2008, the end of the our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Grant Thornton, LLP independently assessed the effectiveness of our internal control over financial reporting and has issued its opinion which is included below.

(b)	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

Board of Directors and Shareholders

Kenexa Corporation

We have audited Kenexa Corporation and Subsidiaries’ (collectively, “Kenexa Corporation”) (a Pennsylvania corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kenexa Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Kenexa Corporation’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Kenexa Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Kenexa Corporation and Subsidiaries, as of December 31, 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 16, 2009

(c)	Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not Applicable

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance

We incorporate by reference the information contained under the captions “Board of Directors”, “Structure and Practices of the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation and Executive Officers” in our Definitive Proxy Statement for our 2009 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2009 Proxy Statement”).

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

We incorporate by reference the information contained under the captions “Executive Compensation and Executive Officers”, “Compensation Committee Report” and “Structure and Practices of the Board of Directors” in our 2009 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statements.

Equity Compensation Plan Information as of December 31, 2008.

The following table sets forth, as of December 31, 2008, information concerning equity compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date. The following table excludes 500,000 shares of our common stock which was issued or is available for issuance pursuant to our 2006 Employee Stock Purchase Plan, which was approved by our shareholders in May 2006. As of December 31, 2008, 444,787 shares were available for issuance pursuant to our 2006 Employee Stock Purchase Plan. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity Compensation Plans approved by shareholders	2,280,854	$18.04	1,732,506
Equity Compensation Plans not approved by shareholders	206,800	$9.51

(1)	Excludes number of securities to be issued upon exercise of outstanding options.

For a description of the material features of our equity compensation plans, see Note 11 to our consolidated financial statements.

ITEM 13.	Certain Relationships, Related Transactions and Director Independence

We incorporate by reference the information contained under the caption “Certain Relationships and Related Party Transactions” and “Structure and Practices of the Board of Directors” in our 2009 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption Proposal No. 2 “Ratification of Selection of Independent Registered Public Accounting Firm” in our 2009 Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:
1.	Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2.	Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.

3.	Exhibits. See (b) below.

(b)	Exhibits:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of December 21, 2005, among Kenexa Corporation, Kenexa Technology, Inc., Kenexa Acquisition Corp., Webhire, Inc., and Gazaway L. Crittenden, solely as the representative of the Equityholders (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated December 22, 2005)

2.2	Equity Purchase Agreement and Agreement and Plan of Merger, dated as of October 5, 2006, among Kenexa Corporation, Kenexa Technology, Inc., Birmingham Acquisition Corp., BrassRing LLC, BrassRing Inc., Gannett Satellite Information Network, Inc., BRLLC Holdings Inc., Tribune National Marketing Company, Accel VI L.P., Accel Internet Fund II, L.P., Accel Keiretsu VI L.P., Accel Investors ‘98 L.P., Accel VI-S L.P., Accel Investors ‘98-S L.P., James W. Breyer, and Gerald M. Rosberg solely as the representative of the stockholders of BRINC and the selling members of BRLLC (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 6, 2006)

3.1	Amended and Restated Articles of Incorporation of Kenexa Corporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007)

3.2	Amended and Restated Bylaws of Kenexa Corporation (incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q dated Novermber 9, 2007)

4.1	Form of Specimen Common Stock Certificate of Kenexa Corporation (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 dated June 20, 2005, Registration No. 333-124028)

10.1*	Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.2*	Form of Non-Qualified Stock Option Agreement under the Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.3*	Kenexa Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.4*	Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Director) (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.5*	Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

Exhibit Number	Description of Document
10.6*	Kenexa Corporation Amended and Restated 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated October 20, 2006)

10.7	Investor Agreement dated April 8, 2005 among Kenexa Corporation and certain shareholders (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028) of Kenexa Corporation

10.8	Agreement Among Certain Management Shareholders dated April 8, 2005 among Kenexa Corporation and the investors named therein (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.9	Second Amended and Restated Registration Rights Agreement, dated March 29, 2001 (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No.
333-124028)

10.10	Agreement of Lease between Liberty Property Limited Partnership and Raymond Karsan Associates dated July 1, 1996 (incorporated by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.11	First Amendment to Agreement of Lease dated August 14, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.12	Second Amendment to Agreement of Lease dated November 8, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.13	Credit Agreement dated November 13, 2006 by and among Kenexa Technology, Inc., the several banks and other financial institutions from time to time parties thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.24 filed with the Company’s Current Report on Form 8-K dated November 17, 2006)

10.14	Revolving Credit and Security Agreement dated July 15, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.15	First Amendment and Waiver to Revolving Credit and Security Agreement dated October 10, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.14 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.16	Second Amendment and Modification to Loan and Security Agreement dated March 22, 2005 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.17	Third Amendment and Modification to the Revolving Credit and Security Agreement dated December 29, 2005 between Kenexa Technology, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 filed with the Company’s Current Report on Form 8-K dated December 30, 2005)

10.18	Guaranty dated July 15, 2003 by Kenexa Corporation in favor of PNC Bank, National Association 1996 (incorporated by reference to Exhibit 10.16 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

Exhibit Number	Description of Document
10.19*	Form of Indemnification Agreements between Kenexa Corporation and each of its directors and certain officers (incorporated by reference to Exhibit 10.23 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.20*	Separation Agreement by and among Kenexa Technology, Inc., and Eliot Chack (a/k/a Elliot H. Clark), dated November 26, 2006 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated November 29, 2006)

10.21*	Form of Restricted Stock Award Agreement under the 2005 Equity Incentive Plan (Non-Employee Director) (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated August 14, 2007.)

10.22	First Amendment to the Credit Agreement dated March 26, 2007 among Kenexa Technology, Inc., the several banks and other financial institutions parties thereto and PNC Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated March 30, 2007.)

21.1	Subsidiaries of Kenexa Corporation

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(c)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2009.

Kenexa Corporation

/s/ NOORUDDIN S. KARSAN
Nooruddin S. Karsan
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ DONALD F. VOLK
Donald F. Volk
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on March 16, 2009 in the capacities indicated:

Signature	Title

/s/ NOORUDDIN S. KARSAN Nooruddin S. Karsan	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

/s/ DONALD F. VOLK Donald F. Volk	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ TROY A. KANTER Troy A. Kanter	President, Chief Operating Officer and Director

/s/ BARRY M. ABELSON Barry M. Abelson	Director

/s/ RENEE B. BOOTH Renee B. Booth	Director

/s/ JOSEPH A. KONEN Joseph A. Konen	Director

/s/ JOHN A. NIES John A. Nies	Director

/s/ RICHARD J. PINOLA Richard J. Pinola	Director

/s/ REBECCA MADDOX Rebecca Maddox	Director

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of December 21, 2005, among Kenexa Corporation, Kenexa Technology, Inc., Kenexa Acquisition Corp., Webhire, Inc., and Gazaway L. Crittenden, solely as the representative of the Equityholders (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated December 22, 2005)

2.2	Equity Purchase Agreement and Agreement and Plan of Merger, dated as of October 5, 2006, among Kenexa Corporation, Kenexa Technology, Inc., Birmingham Acquisition Corp., BrassRing LLC, BrassRing Inc., Gannett Satellite Information Network, Inc., BRLLC Holdings Inc., Tribune National Marketing Company, Accel VI L.P., Accel Internet Fund II, L.P., Accel Keiretsu VI L.P., Accel Investors ‘98 L.P., Accel VI-S L.P., Accel Investors ‘98-S L.P., James W. Breyer, and Gerald M. Rosberg solely as the representative of the stockholders of BRINC and the selling members of BRLLC (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated October 6, 2006)

3.1	Amended and Restated Articles of Incorporation of Kenexa Corporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007)

3.2	Amended and Restated Bylaws of Kenexa Corporation (incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007)

4.1	Form of Specimen Common Stock Certificate of Kenexa Corporation (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 dated June 20, 2005, Registration No. 333-124028)

10.1*	Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.2*	Form of Non-Qualified Stock Option Agreement under the Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.3*	Kenexa Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.4*	Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Director) (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

Exhibit Number	Description of Document
10.5*	Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.6*	Kenexa Corporation Amended and Restated 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated October 20, 2006)

10.7	Investor Agreement dated April 8, 2005 among Kenexa Corporation and certain shareholders (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028) of Kenexa Corporation

10.8	Agreement Among Certain Management Shareholders dated April 8, 2005 among Kenexa Corporation and the investors named therein (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.9	Second Amended and Restated Registration Rights Agreement, dated March 29, 2001 (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No.
333-124028)

10.10	Agreement of Lease between Liberty Property Limited Partnership and Raymond Karsan Associates dated July 1, 1996 (incorporated by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.11	First Amendment to Agreement of Lease dated August 14, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.12	Second Amendment to Agreement of Lease dated November 8, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.13	Credit Agreement dated November 13, 2006 by and among Kenexa Technology, Inc., the several banks and other financial institutions from time to time parties thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.24 filed with the Company’s Current Report on Form 8-K dated November 17, 2006)

10.14	Revolving Credit and Security Agreement dated July 15, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.15	First Amendment and Waiver to Revolving Credit and Security Agreement dated October 10, 2003 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.14 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.16	Second Amendment and Modification to Loan and Security Agreement dated March 22, 2005 between PNC Bank, National Association and Kenexa Technology, Inc. (incorporated by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.17	Third Amendment and Modification to the Revolving Credit and Security Agreement dated December 29, 2005 between Kenexa Technology, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 filed with the Company’s Current Report on Form 8-K dated December 30, 2005)

Exhibit Number	Description of Document
10.18	Guaranty dated July 15, 2003 by Kenexa Corporation in favor of PNC Bank, National Association 1996 (incorporated by reference to Exhibit 10.16 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.19	Form of Indemnification Agreements between Kenexa Corporation and each of its directors and certain officers (incorporated by reference to Exhibit 10.23 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.20*	Separation Agreement by and among Kenexa Technology, Inc., and Eliot Chack (a/k/a Elliot H. Clark), dated November 26, 2006 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated November 29, 2006)

10.21*	Form of Restricted Stock Award Agreement under the 2005 Equity Incentive Plan (Non-Employee Director) (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated August 14, 2007.)

10.22	First Amendment to the Credit Agreement dated March 26, 2007 among Kenexa Technology, Inc., the several banks and other financial institutions parties thereto and PNC Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated March 30, 2007.)

21.1	Subsidiaries of Kenexa Corporation

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002