Form 10-Q
period 2009-03-31
KENEXA CORP
filed 2009-05-11
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer  ☐   Accelerated filer  ☒     Non-accelerated Filer   ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

On May 8, 2009, 22,522,844 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended March 31, 2009
Table of Contents

PART I FINANCIAL INFORMATION
Item 1: Financial Statements
Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$27,045	$21,742
Short-term investments	4,142	4,512
Accounts receivable, net of allowance of doubtful accounts of $3,627 and $3,755, respectively	26,779	33,518
Unbilled receivables	7,077	5,849
Income tax receivable	1,201	1,238
Deferred income taxes	4,770	4,615
Prepaid expenses and other current assets	4,822	3,745
Total Current Assets	75,836	75,219
Long-term investments	15,473	16,513
Property and equipment, net of accumulated depreciation	27,537	27,360
Software, net of accumulated amortization	4,356	3,840
Goodwill	—	32,366
Intangible assets, net of accumulated amortization	10,919	13,414
Deferred income taxes, non-current	39,465	39,465
Deferred financing costs, net of accumulated amortization	289	364
Other long-term assets	10,545	9,924
Total assets	$184,420	$218,465

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,649	$6,448
Notes payable, current	41	40
Commissions payable	380	559
Accrued compensation and benefits	3,741	4,010
Other accrued liabilities	10,584	10,090
Deferred revenue	41,427	38,638
Capital lease obligations	101	143
Total current liabilities	61,923	59,928

Capital lease obligations, less current portion	91	108
Notes payable, less current portion	33	41
Deferred income taxes	1,119	1,789
Other liabilities	64	63
Total liabilities	63,230	61,929

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 22,522,844 and 22,504,924 shares issued and outstanding, respectively	225	225
Additional paid-in-capital	270,688	269,365
Accumulated other comprehensive loss	(4,808)	(2,421)
Accumulated deficit	(144,915)	(110,633)
Total shareholders’ equity	121,190	156,536
Total liabilities and shareholders’ equity	$184,420	$218,465

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Subscription	$33,265	$39,156
Other	5,566	9,051
Total revenues	38,831	48,207
Cost of revenues	13,696	13,105
Gross profit	25,135	35,102

Operating expenses:
Sales and marketing	8,705	9,889
General and administrative	10,873	11,993
Research and development	2,568	4,542
Depreciation and amortization	3,228	2,151
Goodwill impairment charge	33,329	—
Total operating expenses	58,703	28,575
(Loss) income from operations	(33,568)	6,527
Interest income, net	63	641
Loss on change in fair market value of ARS and put option, net	(295)	—
(Loss) income before income taxes	(33,800)	7,168
Income tax expense	482	2,394
Net (loss) income	$(34,282)	$4,774

Basic net (loss) income per share	$(1.52)	$0.20
Weighted average shares used to compute net (loss) income per share – basic	22,509,304	23,413,071

Diluted net (loss) income per share	$(1.52)	$0.20
Weighted average shares used to compute net (loss) income per share – diluted	22,509,304	23,649,027

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Comprehensive income (loss)
Balance, December 31, 2007	$240	$291,942	$(5,941)	$1,407	$287,648	$24,859
Common stock repurchase	(17)	(30,260)	—	—	(30,277)	—
Loss on currency translation adjustments	—	—	—	(3,861)	(3,861)	(3,861)
Unrealized gain on short-term investments	—	—	—	33	33	33
Share-based compensation expense	—	5,761	—	—	5,761	—
Excess tax benefits from share-based payment arrangements	—	169	—	—	169	—
Option exercises	1	366	—	—	367	—
Employee stock purchase plan	—	338	—	—	338	—
Common stock issuance for Straight Source earn out	1	1,049	—	—	1,050	—
Net loss	—	—	(104,692)	—	(104,692)	(104,692)
Balance, December 31, 2008	$225	$269,365	$(110,633)	$(2,421)	$156,536	$(108,520)
Loss on currency translation adjustments	—	—	—	(2,374)	(2,374)	(2,374)
Unrealized loss on short-term investments	—	—	—	(13)	(13)	(13)
Share-based compensation expense	—	1,245	—	—	1,245	—
Employee stock purchase plan	—	78	—	—	78	—
Net loss	—	—	(34,282)	—	(34,282)	(34,282)
Balance, March 31, 2009 (unaudited)	$225	$270,688	$(144,915)	$(4,808)	$121,190	$(36,669)

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(34,282)	$4,774
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	3,228	2,151
Loss on change in fair market value of ARS and put option, net	295	—
Goodwill impairment charge	33,329	—
Share-based compensation expense	1,245	1,714
Excess tax benefits from share-based payment arrangements	—	(132)
Amortization of deferred financing costs	75	75
Bad debt recoveries	(30)	(475)
Deferred income tax (benefit) expense	(825)	1,029
Changes in assets and liabilities, net of business combinations
Accounts and unbilled receivables	5,224	(2,707)
Prepaid expenses and other current assets	(1,083)	(1,760)
Income taxes receivable	36	1,091
Other long-term assets	332	(140)
Accounts payable	(715)	(528)
Accrued compensation and other accrued liabilities	(338)	(3,888)
Commissions payable	(180)	(56)
Deferred revenue	2,569	2,403
Other liabilities	—	8
Net cash provided by operating activities	8,880	3,559

Cash flows from investing activities
Purchases of property and equipment	(2,997)	(5,619)
Purchase of available-for-sale securities	(845)	(16,318)
Sale of available-for-sale securities	1,203	45,105
Sale of trading securities	1,150	—
Investment in joint venture	(1,357)	—
Acquisitions, net of cash acquired	(373)	(1,248)
Net cash (used in) provided by investing activities	(3,219)	21,920

Cash flows from financing activities
Repayments of notes payable	(8)	(17)
Proceeds from common stock issued through Employee Stock Purchase Plan	78	90
Repurchase of common stock	—	(24,607)
Excess tax benefits from share-based payment arrangements	—	132
Net proceeds from option exercises	—	219
Repayment of capital lease obligations	(53)	(42)
Net cash provided by (used in) financing activities	17	(24,225)

Effect of exchange rate changes on cash and cash equivalents	(375)	92
Net increase in cash and cash equivalents	5,303	1,346
Cash and cash equivalents at beginning of period	21,742	38,032
Cash and cash equivalents at end of period	$27,045	$39,378

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$15	$39
Income taxes	$925	$394
Income tax receivable applied against estimated tax payments	$—	$1,091
Non-cash investing and financing activities
Common stock issuance for earn out	$—	$1,050

See notes to consolidated financial statements

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation, and its subsidiaries (collectively the "Company" or “Kenexa”), commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Since 1994, the Company acquired 28 businesses that enables it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

The Company began its operations in August 1987 under its predecessor companies, Insurance Services, Inc., or ISI, and International Holding Company, Inc., or IHC. In December 1999, the Company reorganized its corporate structure by merging ISI and IHC with and into Raymond Karsan Associates, Inc., or RKA, a Pennsylvania corporation and a wholly owned subsidiary of Raymond Karsan Holdings, Inc., or RKH, a Pennsylvania corporation. Each of RKA and RKH were newly created to consolidate the businesses of ISI and IHC. In April 2000, the Company changed its name to TalentPoint, Inc. and changed the name of RKA to TalentPoint Technologies, Inc. In November 2000, the Company changed its name to Kenexa Corporation, and changed the name of TalentPoint Technologies, Inc. to Kenexa Technology, Inc., or Kenexa Technology. Currently, Kenexa transacts business primarily through Kenexa Technology. While the Company has several product lines, our chief decision makers determine resource allocation decisions and assess and evaluate periodic performance under one operating segment.

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three months ended March 31, 2009 and 2008 have been made.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009 or for any other interim period.  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2008. Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

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

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks at March 31, 2009 and December 31, 2008 totaled $6,993 and $6,935, respectively, and represented 25.9% and 31.9% , respectively, of our total cash and cash equivalents balance at the end of each period.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000, which has been temporarily increased to $250,000 through December 31, 2009. Certain operating cash accounts may periodically exceed the FDIC insurance limits.

Short-term Investments

Short-term investments at March 31, 2009 and December 31, 2008 include floating rate letter of credit backed securities and municipal bonds.  The maturities of these securities range from one day to one year and are rated A to AAA by various rating agencies.  Short-term investments are recorded at fair value based on current market rates and are classified as available-for-sale.  Changes in the fair value are included in accumulated other comprehensive loss in the accompanying consolidated financial statements.

Long-term investments

Long-term investments at March 31, 2009 and December 31, 2008 include auction rate securities.  These investments are recorded at fair value using the discounted cash flow model and are classified as trading securities.  Changes in the fair value are included in the statement of operations in the accompanying consolidated financial statements.  Both the cost and realized gains and losses of these securities are calculated using the specific identification method.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Other Long-Term Assets

Other long-term assets primarily include cash held in escrow in connection with our acquisitions, security deposits and deferred implementation costs.  Other long-term assets for March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Acquisition related escrow balances	$1,440	$1,440
Investment in joint ventures	1,515	—
Security deposits	1,900	1,966
Deferred implementation costs	3,693	3,314
Fair value of Put Option (“UBS Settlement Agreement”)	1,657	2,219
Other long-term assets	340	985
Total other long-term assets	$10,545	$9,924

Upon completion of the escrow term and settlement of any outstanding claims, all remaining escrow balances are reclassified to additional purchase consideration for the respective acquisition.

Software Developed for Internal Use

In accordance with EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", the Company applies AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in these consolidated financial statements.

The Company capitalized internal-use software costs for the period ended March 31, 2009 and the year ended December 31, 2008 of $2,166 and $8,137, respectively. Amortization of capitalized internal-use software costs for the three months ended March 31, 2009 and 2008 was $546 and $265, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142"), which superseded Accounting Principles Board Opinion No. 17, “Intangible Assets”. Upon adoption of SFAS 142, the Company ceased amortization of existing goodwill and is required to annually review the carrying value of goodwill for impairment. Prior to 2007, the Company evaluated the carrying value of its goodwill under two reporting units within its single segment.  During 2007, the Company combined those two reporting units into a single reporting unit to be in alignment with its organizational and management structure which was evaluated and restructured as part of the integration of our acquired businesses.  As a result of the change, the Company now evaluates goodwill at the enterprise or Company level.

Due to continued adverse changes in the economic climate, the Company experienced a 32.5% decline in its market capitalization from December 31, 2008 through March 31, 2009 and a downward revision in internal projections.  These factors signified a triggering event, which requires the determination as to whether and to what extent the Company’s goodwill may have been impaired as of March 31, 2009.  The Company completed its goodwill impairment analysis during the quarter ended March 31, 2009.

The first step of this analysis requires the estimation of fair value of the Company and is calculated primarily based on the observable market capitalization with a range of estimated control premiums as well as discounted future estimated cash flows. This step yielded an estimated fair value of the Company which was less than the Company’s carrying value (including goodwill) at March 31, 2009. The next step entails performing an analysis to determine whether the carrying amount of goodwill on the Company’s balance sheet exceeds its implied fair value. The implied fair value of the Company’s goodwill for this step was determined in a similar manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a hypothetical business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill with no assets or liabilities written up or down, nor any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, management recorded a goodwill impairment charge of $33,329 for the quarter ended March 31, 2009 to write off the remaining balance of its goodwill. The goodwill impairment charge had no effect on the Company’s cash balances.

The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes and escrow adjustments, and acquisitions, for the period ended March 31, 2009 and the year ended December 31, 2008 are as follows:

Balance as of December 31, 2007	$173,502
Acquisitions or adjustments:
ScottWorks	85
Webhire	311
Knowledge Workers	100
Gantz Wiley Research	398
BrassRing	(121)
Psychometrics Services Ltd.	3,383
StraightSource	6,051
HRC Human Resources Consulting GmbH	330
Quorum (2008 acquisition)	15,338
Impairment charge	(167,011)
Balance as of December 31, 2008	$32,366
Acquisitions or adjustments:
Quorum	963
Impairment charge	(33,329)
Balance as of March 31, 2009	$—

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

 The Company derives its revenue from two sources: (1) subscription revenue for solutions, which is comprised of subscription fees from clients accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from clients purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete professional services. Because the Company provides its solution as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition”. On August 1, 2003, the Company adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company recognizes revenue when all of the following conditions are met:

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

Deferred revenue represents payments received or accounts receivable from the Company's clients for amounts billed in advance of subscription services being provided.

The Company records expenses billed to clients in accordance with "Out-of-Pocket' Expenses Incurred” ("EITF 01-14"), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, out-of-pocket reimbursements from clients were netted with the applicable costs. These items primarily include travel, meals and certain telecommunication costs. For the periods ended March 31, 2009 and 2008 reimbursed expenses totaled $530 and $603, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management's judgment and historical experience. At March 31, 2009 and December 31, 2008, self-insurance accruals totaled $628 and $560, respectively.  Management continuously reviews the adequacy of the Company's stop loss insurance coverage. Material differences may result in the amount and timing of health insurance expense if actual experience differs significantly from management's estimates.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of clients comprising the Company's client base and their dispersion across various industries.  The Company does not require collateral.  The clients are concentrated primarily in the Company's U.S. market area.  At March 31, 2009, there were no clients that represented more than 10% of the net accounts receivable balance. There were no clients that individually exceeded 10% of the Company's revenues.

Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000, which has been temporarily increased to $250,000 through December 31, 2009. Certain operating cash accounts may periodically exceed the FDIC insurance limits.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

(Loss) Earnings Per Share

The Company follows SFAS 128, "Earnings Per Share."  Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  (Loss) earnings per share is based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible stock and the exercise of options if they are dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The Company had a net loss applicable to shareholders for the period ended March 31, 2009, and net income available to shareholders for the period ended March 31, 2008.  As a result, the common stock equivalents of stock options issued and outstanding, totaling 2,932,056 shares at March 31, 2009, were not included in the computation of diluted earnings per share for the period then ended as they were antidilutive.  For the period ended March 31, 2008, the computation of common stock equivalents excluded options to purchase 686,600 shares of common stock, as their effect was antidilutive.  Options to purchase shares of common stock and restricted stock included in the computation of common stock equivalents for the period ended March 31, 2008 totaled 235,956.

Basic and diluted earnings per share are computed as follows:

	Three months ended March 31,
	2009	2008
Numerator:
Net (loss) income	$(34,282)	$4,774

Denominator:
Weighted average shares used to compute net (loss) income per common share - basic	22,509,304	23,413,071
Effect of dilutive stock options	—	235,956

Weighted average shares used to compute net (loss) income per common share – dilutive	22,509,304	23,649,027

Basic net (loss) income per share	$(1.52)	$0.20

Diluted net (loss) income per share	$(1.52)	$0.20

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Share-based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006. Following the adoption we recognized the cost of previously granted share-based awards under the straight-line basis over the remaining vesting period.  The compensation expense for new share-based awards with a service condition that cliff vest, is recognized on a straight-line basis over the award’s requisite service period.  For those awards with a service condition that have graded vesting, compensation expense is calculated using the graded-vesting attribution method.   This method entails recognizing expense on a straight-line basis over the requisite service period for each separately vesting portion as if the grant consisted of multiple awards, each with the same service inception date but different requisite service periods.  This method accelerates the recognition of compensation expense.  The pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method described in FSP FAS 123(R)-3.

The fair value of market based, performance vesting share awards granted is calculated using a Monte Carlo valuation model that results in a factor applied to the fair market value of the Company’s common stock on the date of the grant (measurement date), and is recognized over a four year explicit service period using the straight-line method.  Since the award requires both the completion of four years of service and the share price reaching predetermined levels as defined in the option agreement, compensation cost will be recognized over the four year explicit service period.  If the employee terminates prior to the four-year requisite service period, compensation cost will be reversed even if the market condition has been satisfied by that time.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable at March 31, 2009 and December 31, 2008 approximate fair value of these instruments.

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments are reported in the shareholders’ equity section of the consolidated balance sheet and resulted in a net reduction in shareholders’ equity of $2,374 and $3,861 for the periods ended March 31, 2009 and December 31, 2008, respectively.  The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net losses on foreign currency translations and unrealized gains and losses on available-for-sale investment securities in addition to reported net (loss) income.

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

Adoption of new accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company adopted this standard with respect to its financial assets effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2 – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Footnote 3 of the Notes to the Consolidated Financial Statements for further detail regarding the impact of our adoption of SFAS 157 for financial assets.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 did not impact the Company’s consolidated financial statements on the date of adoption. However, during the fourth quarter of 2008, the Company elected to measure at fair value the put option related to its UBS Settlement agreement.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 141R-1 which amends SFAS 141R by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. We are required to adopt SFAS No. 141R and FSP FAS 141R-1 in the first quarter of 2010. We will apply the provisions of SFAS 141R and FSP FAS 141R-1 when applicable.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires the fair value for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to be disclosed in the interim periods as well as in annual financial statements. This standard is effective for fiscal quarters ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

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

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), “Business Combinations” ("FAS 141(R)") and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” ("FAS 160"). Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders’ equity and the elimination of "minority interest" accounting in results of operations. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) will impact the accounting for the Company's future acquisitions.  The adoption of FAS 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Long-term investments

During the three months ended March 31, 2009, the Company continued to experience failed auctions for thirteen tax exempt auction rate securities (“ARS”) issues representing principal of $15,473.  Nine of these ARS are guaranteed by the Family Federal Educational Loan Program with the remainder being insured by private issuers. Due to the uncertainty surrounding the ability to liquidate its ARS issues over the next twelve months, the Company has continued to classify these investments as long-term assets as of March 31, 2009.  These securities will continue to accrue interest at the contractual rate and will be auctioned at preset intervals.

The ARS, which have a par value of $17,425 at March 31, 2009, were acquired through UBS AG. Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement (the “Agreement”) with UBS AG which provides (1) us with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, and  (2) us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par any time through July 2, 2012.   As a result of the execution of this Agreement, the Company determined that it no longer had the intent and ability to hold the ARS until maturity or until the ARS market would recover.  Based on this unusual circumstance related to the signing of the Agreement, the Company transferred these investments from available–for-sale to trading securities and began recording the change in fair value of the ARS in as gains or losses in current period earnings.

Also, during the fourth quarter of 2008, the Company elected to measure the value of its option to put the securities (“put option”) to UBS AG under the fair value option of SFAS No. 159.   As a result, at December 31, 2008, the Company recorded non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2,219.   At March 31, 2009, the put option’s estimated fair value decreased to $1,657, resulting in a non-operating loss of $562 during the quarter.  The estimated fair value of the put option as of March 31, 2009 was based in part on an expected life of fifteen months and a discount rate of 4.36%.   As a result of the transfer of the ARS from available-for-sale to trading investment securities noted above, the Company also recorded a non-operating gain during the quarter representing an increase in their estimated fair value of approximately $267.   The recording of the gain relating to the increase in the fair value of the ARS and the recognition of the loss on the put option resulted in an overall loss of approximately $295 for the quarter ended March 31, 2009.

The Company adjusted the fair value of its ARS investment portfolio using a discounted cash flow model to determine the estimated fair value of its ARS investments as of March 31, 2009.  The assumptions used in preparing the discounted cash flow model include level three inputs, as defined in SFAS No. 157, Fair Value Measurements, and are presented in the following table:

Amounts
Maximum auction rate (interest rate)	1.45%
Liquidity risk premium	5.50%
Probability of earned maximum rate until maturity	0.01%
Probability of default	9.80%

Based on the results of the discounted cash flow analysis, the Company determined that the fair value of its investment in its ARS should be discounted from their par value by approximately $1,952 to $15,473 at March 31, 2009.

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

3.  Long-term investments (Continued)

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

Level 1 - Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

Level 2 - Valuations based inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value for the Company’s municipal investments on March 31, 2009 and December 31, 2008 of $4,142 and $4,512, respectively, was determined based upon quoted prices in active markets for identical assets or level 1 inputs.  The fair value of the Company’s auction rates securities on March 31, 2009 and December 31, 2008 of $15,473 and $16,513, respectively, was determined based upon significant unobservable inputs or level 3 inputs.

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended March 31, 2009 is presented below:

Auction rate securities
Balance at December 31, 2008	$16,513
Total net realized gains
Included in earnings	267
Settlements	(1,307)
Balance at March 31, 2009	$15,473

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended March 31, 2008 is presented below:

Auction rate securities
Balance at December 31, 2007	$29,900
Total net realized losses
Included in earnings	329
Included in accumulated other comprehensive loss	(979)
Settlements	(7,987)
Balance at March 31, 2008	$21,263

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions

Quorum International Holdings Limited

On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27,950, in cash, of which $19,753 was paid in April 2008 and $8,197 was paid in July 2008.  The total cost of the acquisition, including legal, accounting, and other professional fees of $1,037, was approximately $28,987, including acquired intangibles of $8,633, with estimated useful lives between 3 and 10 years.  In addition, the acquisition agreement contains an earn out provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month periods ending June 30, 2009 and June 30, 2010.  Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement.  Pursuant to SFAS No 141., “Business Combinations,” the Company accrues contingent purchase consideration when the outcome of the contingency is determinable beyond a reasonable doubt.  Based upon the results for the nine month period through March 31, 2009, no earnout was accrued to the former shareholders of Quorum for the June 2009 payment.  In addition, as of March 31, 2009, the June 30, 2010 earnout amount was substantially uncertain, and, as such, the estimated earn out range is not possible to disclose.  The Company evaluates the earnout provisions contained in the acquisition agreement at each financial statement reporting date.  In connection with the acquisition, $780 of the purchase price was deposited into an escrow account and recorded in other long-term assets, to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement.  The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of Quorum.  The Company expects that the acquisition of Quorum will broaden our presence in the global recruitment market.  The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  In accordance with SFAS No. 141, the purchase price and related purchase price allocation may be updated to reflect changes such as any additional transaction fees or the finalization of the valuation of assets acquired or liabilities assumed.  Quorum’s results of operations were included in the Company’s consolidated financial statements beginning on April 2, 2008.

5. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation and amortization as of March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
Equipment	$15,294	$15,112
Purchased Software	5,323	5,099
Software in development	8,262	7,185
Software developed	9,962	8,900
Office furniture and fixtures	2,336	2,370
Leasehold improvements	2,730	2,744
Land	630	643
Building	6,756	6,771
	51,293	48,824
Less accumulated depreciation and amortization	19,400	17,624
	$31,893	$31,200

Depreciation and amortization expense is excluded from cost of revenues.

Equipment and office furniture and fixtures included assets under capital leases totaling $2,612 at March 31, 2009 and December 31, 2008. Depreciation and amortization expense, including amortization of assets under capital leases, was $2,145 and $1,362 for the three months ended March 31, 2009 and 2008, respectively.

Contemporaneous with its goodwill impairment analysis, as a result of the Company’s market capitalization being less than stockholders’ equity at March 31, 2009, the Company also reviewed its fixed assets and determined that the fair value exceeded the carrying value, pursuant to SFAS No. 144, and therefore did not record any fixed asset impairment.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008
Accrued professional fees	$235	$131
Straight line rent accrual	1,922	1,904
Other taxes payable (non-income tax)	279	450
Income taxes payable	3,977	3,549
Other liabilities	1,171	1,056
Contingent purchase price	3,000	3,000
Total other accrued liabilities	$10,584	$10,090

7. Line of Credit

As a result of its goodwill impairment charges, the Company has not been in compliance with certain financial covenants under its line of credit.  The Company is currently evaluating the cost of a waiver agreement and is considering renegotiating the credit facility for an additional term.  If the Company is unable to negotiate a satisfactory agreement for the credit facility waiver, the Company will lose its credit facility and all access to previously available credit under the line of credit facility.  This could negatively impact our financial condition and liquidity in the future.

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

The Company's borrowings under the Credit Agreement bear interest at tiered rates based upon the ratio of Net Funded Debt to EBITDA as defined in the Third Amendment. The Company may also elect interest rates on its borrowings calculated by reference to LIBOR plus a margin based upon the ratio of its Net Funded Debt to EBITDA ratio. Interest on LIBOR borrowings is calculated on an actual/360 day basis and is paid on the last day of each interest period. LIBOR advances are available for periods of 1,2,3 or 6 months. LIBOR pricing is adjusted for any statutory reserves.

Borrowings under the Revolver are collateralized generally by all of the Company's assets, including a pledge of the capital stock of its subsidiaries. The Credit Agreement contains various terms and covenants that provide for restrictions on capital expenditures, payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage.  As of and for the three months ended March 31, 2009 the Company had no borrowings or the ability to borrow under this Credit Agreement.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

8. Commitments and Contingencies

Litigation

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

9. Equity

Rollforward of Shares

The Company’s common shares issued and repurchased for the three months ended March 31, 2009 and the year ended December 31, 2008 are as follows:

Common Shares
Class A
December 31, 2007 ending balance	24,032,446
Repurchase of common shares	(1,677,560)
Stock option exercises	67,021
Employee stock purchase plan	27,141
Shares issued for acquisition	55,876
December 31, 2008 ending balance	22,504,924
Employee stock purchase plan	17,920
March 31, 2009 ending balance	22,522,844

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Authorized but not issued shares

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock, of which 1,125,651 shares were repurchased at an aggregate cost of $20,429 as of March 31, 2009.  These shares were restored to original status prior to December 31, 2008 and accordingly are presented as authorized but not issued.  The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.  As of March 31, 2009, the amount of shares available for repurchase under the stock repurchase plan was 1,874,349.

On November 8, 2007, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 2,000,000 shares of our common stock, of which 1,448,091 shares were repurchased at an aggregate cost of $25,482 as of December 31, 2007. These shares were restored to original status and accordingly are presented as authorized but not issued.  In January 2008, the remaining 551,909 shares available for repurchase under this stock repurchase plan were repurchased at an aggregate cost of $9,848.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10. Stock Plans

Stock Option Plan

The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Company’s Board of Directors (the “Board”) in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options to employees and directors at the discretion of the Board or a committee of the Board.  The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”).  As of March 31, 2009, there were options to purchase 3,034,054 shares of common stock outstanding under the 2005 Option Plan.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan. As of March 31, 2009, there was a total of 1,186,106 shares of common stock not subject to outstanding options and available for issuance under the 2005 Option Plan.  The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company.  Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan generally expire between the fifth and tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant.  Unexercised stock options may expire up to 90 days after an employee's termination for options granted under the 2000 Option Plan.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  In 2009 and 2008, the fair value of each grant was estimated using the Black-Scholes valuation model.  Expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options.  The estimated forfeiture rate was based upon an analysis of historical data.   The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant.

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

The fair value of market based, performance vesting share awards granted is calculated using a Monte Carlo valuation model that simulates various potential outcomes of the option grant and values each outcome using the Black-Scholes valuation model which yields a fair market value of the Company's common stock on the date of the grant (measurement date).  This amount is recognized over the vesting period, using the straight-line method. Since the award requires both the completion of 4 years of service and the share price reaching predetermined levels as defined in the option agreement, compensation cost will be recognized over the 4 year explicit service period.  If the employee terminates prior to the four-year requisite service period, compensation cost will be reversed even if the market condition has been satisfied by that time. The total grant date fair value of the options granted during 2008 using the Monte Carlo valuation model was $1,026.

The following table provides the assumptions used in determining the fair value of the market and service based awards for the period ended March 31, 2009 and the year ended December 31, 2008, respectively.

	Quarter ended March 31, 2009 Service based awards	Year ended December 31, 2008 Service based awards	Year ended December 31, 2008 Market based awards
Expected volatility	63.56%	56.23 – 57.52%	60.98%
Expected dividends	0	0	0
Expected term (in years)	6.25	3.75	10
Risk-free rate	2.53%	1.87 – 2.77%	3.45%

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10. Stock Plans (continued)

A summary of the status of the Company’s vested and non-vested stock options as of and for the period periods ended March 31, 2009 and December 31, 2008 and changes during the periods then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares Available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2007	2,702,346	1,601,035	$21.18	241,335	$14.96
Granted – options	(1,084,600)	1,084,600	11.87	—	—
Exercised options and vested restricted stock	—	(83,221)	4.41	—	—
Forfeited or expired	114,760	(114,760)	29.28	—	—
Balance at December 31, 2008	1,732,506	2,487,654	$17.33	447,854	$14.01
Granted – options	(557,000)	557,000	4.74	—	—
Exercised	—	—	—	—	—
Forfeited or expired	10,600	(10,600)	28.09	—	—
Balance at March 31, 2009	1,186,106	3,034,054	$14.98	574,154	$15.21

The total intrinsic value of options outstanding and exercisable for the period ended March 31, 2009 was $597 and $79, respectively.  The weighted average fair value for options granted during the three months ended March 31, 2009 and the year ended December 31, 2008 was $2.87 and $5.67, respectively.  The weighted-average remaining contractual term of options outstanding and exercisable at March 31, 2009 was 6.19 and 3.85 years, respectively.

Between January 1, 2009 and March 31, 2009, the Company granted options to certain employees to purchase an aggregate of 557,000 shares of the Company's common stock at prevailing market price of $4.74 per share.

Between January 1, 2008 and December 31, 2008, the Company granted options to certain employees to purchase an aggregate of 1,084,600 shares of the Company's common stock at a weighted exercise price of $11.87 per share. The Company granted the options at prevailing market prices ranging from $5.11 to $21.80 per share.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10. Stock Plans (continued)

A summary of the status of the Company’s nonvested share options as of March 31, 2009 and December 31, 2008 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2007	1,359,700	$10.73
Granted - options	1,084,600	5.67
Vested	(293,000)	8.98
Forfeited or expired	(111,500)	12.31
Nonvested at December 31, 2008	2,039,800	$8.24
Granted - options	557,000	2.87
Vested	(128,500)	8.18
Forfeited or expired	(8,400)	13.21
Nonvested at March 31, 2009	2,459,900	$6. 71

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

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations:

	Three months ended March 31,
	2009	2008
Cost of revenue	$110	$84
Sales and marketing	239	284
General and administrative	808	1,247
Research and development	88	99
Pre-tax share-based compensation	1,245	1,714
Income tax benefit	—	488
Share-based compensation expense, net	$1,245	$1,226

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10. Stock Plans (continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the NASDAQ National Market, LLC on the offering date.  We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with SFAS 123(R) and requires no compensation expense to be recognized.  Shares of our common stock purchased under the employee stock purchase plan were 17,920 and 27,141 for the periods ended March 31, 2009 and December 31, 2008, respectively.

11.  Related Party Transactions

One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the three months ended March 31, 2009 and 2008, the Company paid Pepper Hamilton LLP, $27 and $37, respectively, for general legal matters.  The amounts payable to Pepper Hamilton as of March 31, 2009 and December 31, 2008 were $56 and $75, respectively.

12.  Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate.  The 2009 effective tax rate is estimated to be lower than the 35% statutory U.S. Federal rate primarily due to anticipated earnings in subsidiaries outside the U.S. in jurisdictions where the effective rate is lower than in the U.S. and tax exempt interest income.

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

Given the continued deterioration in the economy, the declining operating margins and the difficulty in forecasting the Company’s ability to utilize existing tax benefits, the Company did not record a deferred tax benefit associated with the loss in the U.S. for the three months ended March 31, 2009.  Rather, the Company recorded a partial valuation allowance as management determined, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

13. Geographic Information

The following table summarizes the distribution of revenue and as a percentage of total revenue by geographic region as determined by billing address for the three months ended March 31, 2009 and 2008.

	For the three months ended March 31,		For the three months ended March 31,
	2009	2008	2009	2008

United States	$32,520	$37,770	83.7%	78.4%
United Kingdom	2,238	4,087	5.8%	8.5%
Germany	928	1,027	2.4%	2.1%
The Netherlands	472	466	1.2%	1.0%
Other European Countries	1,577	2,112	4.1%	4.4%
Canada	41	986	0.1%	2.0%
Other	1,055	1,759	2.7%	3.6%
Total	$38,831	$48,207	100.0%	100.0%

The following table summarizes the distribution of assets by geographic region as of March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$114,540	62.1%	$146,850	67.2%
United Kingdom	43,113	23.4%	43,634	20.0%
India	10,335	5.6%	9,099	4.1%
Germany	9,426	5.1%	9,976	4.6%
Canada	3,184	1.7%	3,332	1.5%
Poland	1,464	0.8%	2,139	1.0%
Other	2,358	1.3%	3,435	1.6%
Total	$184,420	100.00%	$218,465	100.0%

14. Joint Venture Agreement

On January 20, 2009, the Company entered into an ownership interest transfer agreement with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China for $1,357.  The initial capital contribution provided the Company with a 46% ownership in the new entity Shanghai Kenexa Human Resources Consulting Co., Ltd, (the “joint venture”) and a presence in China’s growing human capital management market.  Based upon the adjusted EBITDA, as defined in the agreement, for each of the years ended 2008, 2009 and 2010, the Company will acquire an additional 1% ownership per year for each of the years ended 2009, 2010 and 2011 in the joint venture.

The additional ownership in the joint venture in 2009 will be determined as the greater of 1) the amount of registered capital attributable to a 1% ownership or 2) an amount denominated in Chinese Yuan Renminbi (“RMB¥”) equal to the result of 47% times four and one half times the Adjusted EBITDA of the joint venture for the calendar year ended December 31, 2008, plus 1% of the joint venture’s free cash flow as of March 31, 2008, minus the amount of the initial investment or RMB¥ 8,145.  The additional ownership investment for 2010 and 2011 is determined formulaically the same as above and adjusted only for any increase in ownership

Pursuant to APB No. 18, “The Equity Method of Accounting for Investment in Common Stock”, paragraph 6(b), the Company recorded its investment in the joint venture at cost and will periodically adjust the carrying amount of the investment to recognize its share of the earnings or losses of the joint venture following the acquisition.  The amount of this adjustment will be included in the Company’s statement of operations and will continue to be adjusted as its underlying share ownership changes.  Since the Company holds more than 20% of the outstanding stock and has control or influence in the joint venture the equity method will be used to account for its activity.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the three months ended March 31, 2009 and 2008, revenue from these subscriptions comprised approximately 85.7% and 81.2%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. Since 2005 subscription revenue has represented approximately 80% of our total revenue; we expect that trend to continue.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2008, we had a client base of approximately 4,400 companies, including approximately 180 companies on the Fortune 500 list published in April 2008. Our client base includes companies that we billed for services during the year ended December 31, 2008 and does not necessarily indicate an ongoing relationship with each such client. Our top 80 clients contributed approximately $22.4 million, or 57.7%, of our total revenue for the three months ended March 31, 2009.

Over the past six months, as a result of the deteriorating financial conditions, growth levels of the global economy have slowed to near historic lows as measured by most indices.  Unemployment in the United States was at a 20 year high of 8.5% in March 2009.  As the economy continues to deteriorate, economists have increased their joblessness estimates from 9.3% to over 10% nationwide by late 2009 or early 2010.  During the first quarter of 2009, gross domestic product contracted at an annualized 6.1% rate, a rate not experienced in the United States since the 1982 recession, and much faster than previous government forecasts.   Globally, the outlook was similar as the Organization for Economic Cooperation and Development's leading indicator edged closer to lows recorded during the oil shock of the early 1970s.  Taken together, all of these factors (i.e. high unemployment, slower domestic growth and global recession) will likely adversely affect our business in 2009 and perhaps beyond.  However, the extent or degree to which we may be affected by these events is extremely difficult to predict.   The uncertain economic prospects being experienced by our clients will likely translate into slower growth, or contraction, for us, since a substantial portion of our business is dependent upon our clients’ hiring and human capital needs.  However, we believe that, by optimizing our internal resources for the current business conditions, we can minimize these adverse effects and emerge from this economic crisis with a stronger and more efficient operating model.

Although our compound annual growth of revenue for the three year period ending December 31, 2008 was 45.9% and our clients have historically renewed their subscriptions at an approximately 90% rate each year, some of our customers, facing uncertainty and cost pressures in their own businesses during the current economic downturn, have indicated that they are waiting to purchase our products and are otherwise increasingly seeking purchasing terms and conditions that are less favorable to us. As a result of this trend, we experienced lower renewal rates during the second half of fiscal 2008, resulting in a renewal rate by aggregate value of multi-year subscriptions for the year ended December 31, 2008 of approximately 75% and as a result we have forecasted lower business levels for 2009.

Due to the decline in our stock price and market capitalization, expected reductions in projected future net income, reduced future cash flow estimates and predicted slower growth rates in our industry, we recorded an impairment charge totaling $167.0 million for the year ended December 31, 2008, representing a portion of our acquired goodwill.  During the quarter ended March 31, 2009, we recorded an additional impairment charge totaling $33.3 million, representing the remaining acquired goodwill.

Although, in the intermediate term, our liquidity was adversely affected by the downturn in the credit markets and our credit facility may be affected by our non-cash goodwill impairment charge recognized in the fourth quarter 2008 and first quarter of 2009, we believe that the UBS settlement agreement for our auction rate securities, cash and short-term investments on hand and our projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

2. Recent Events

During the quarter ended March 31, 2009, due to a 32.5% decline in our stock price and market capitalization from the previous quarter, lower projected net income, cash flow estimates and slower projected growth rates in our industry, we reevaluated our goodwill impairment analysis.  Our analysis was performed to determine the implied fair value of our goodwill with neither the write up or write down of any assets or liabilities, nor recording any additional unrecognized identifiable intangible assets.  Based upon our analysis we recorded a goodwill impairment charge of $33.3 million during the quarter ended March 31, 2009. This goodwill impairment charge had no effect on our cash balances.

In response to the challenging macroeconomic environment, the strengthening U.S. dollar relative to other currencies of countries in which we do business, and the resulting slowing or delaying of a number of project implementations we announced, during the fourth quarter 2008, a restructuring program involving staff reductions of approximately 12% of our workforce which included one-time severance and outplacement benefit and certain legal fees totaling approximately $2.0 million.  As a result of the continued deterioration in the economic environment during the first quarter of 2009, we executed an additional reduction in force resulting in the elimination of 159 employees and incurring $ 1.2 million in one-time severance and outplacement benefits.

On April 2, 2008, we acquired Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27.9 million, in cash.  The total cost of the acquisition, including legal, accounting, and other professional fees of $1.1 million, was approximately $29.0 million.  In addition, the acquisition agreement contains an earn out provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010.  Formulaically the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement. Based upon our results for the period through March 31, 2009, we do not believe an earnout will be due to the former shareholders of Quorum for the period through June 2009.  The acquisition of Quorum broadened our presence in the global recruitment market.

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3.0 million shares of our common stock, of which 1.1 million shares were repurchased at an aggregate cost of $20.4 million as of December 31, 2008.  These shares were restored to original status and accordingly are presented as authorized but not issued.  The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.  As of March 31, 2009, the amount of shares available for repurchase under the stock repurchase plan was 1.9 million.  In addition, in January 2008, we repurchased 0.5 million shares under a previously authorized stock repurchase plan for an aggregate cost of $9.8 million.

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

Our clients primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our clients have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A client does not generally have a right to a refund of any advance payments if the contract is cancelled.   Due to the current economic slowdown, a greater number of our customers are delaying or seeking to revise the terms and conditions of our service agreements.  As a result, we experienced for the quarter ended March 31, 2009 lower than expected renewal rates in the range of 70% - 80% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts rather than our historical renewal rate of approximately 90%.  We expect this trend to continue through the end of 2009.  Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our clients in advance in monthly or quarterly installments and typical payment terms provide that our clients pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As a result of cyclical annual subscription renewals and the addition of one large customer payment during the first quarter of 2009, the amount of deferred revenue on our balance sheet has increased.  As of March 31, 2009, deferred revenue increased to $41.4 million from $38.6 million at December 31, 2008. We generally price our solutions based on the number of software applications and services included and the number of client employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

For the quarter ended March 31, 2009, approximately 83.7% of our total revenue was derived from sales in the United States. Revenue that we generated from clients in United Kingdom, Germany, and Netherlands was approximately 5.8%, 2.4%, 1.2%, respectively, for the quarter ended March 31, 2009. Revenue for all other countries amounted to an aggregate of 6.9%. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the quarter ended March 31, 2009.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands (other than percentages):

	For the year ended December 31,	For the three months ended March 31,
	2008	2009	2008
		(unaudited)	(unaudited)
Total Revenue	$203,732	$38,831	$48,207
Subscription revenue as a percentage of total revenue	80.2%	85.7%	81.2%
Non-gaap income from operations	$36,563	$3,932	$9,083
Net cash provided by operating activities	$32,465	$8,880	$3,559

		As of March 31,
		2009	2008
		(unaudited)	(unaudited)
Deferred revenue	$38,638	$41,427	$37,481

The following is a discussion of significant terms used in the tables above.

Non-gaap income from operations.  Non-gaap income from operations is derived from income from operations adjusted for noncash or nonrecurring expenses.  We believe that measuring our operations, using non-gaap income from operations depicts more accurately our ongoing results.

	For the year ended December 31,	For the three months ended March 31,
	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)
(Loss) income from operations	$(144,158)	$(33,568)	$6,527
Stock-based compensation expense	5,761	1,245	1,714
Amortization of intangibles associated with acquisitions	5,456	1,083	842
Restructuring charges	1,979	1,156	—
Legal fees related to restructuring charges	514	—	—
Goodwill impairment charge	167,011	33,329	—
Professional fees associated with joint ventures	—	687	—
Non-gaap income from operations	$36,563	$3,932	$9,083

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statements of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provide us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. While subscription revenue as a percentage of total revenue increased to 85.7%, due to a decrease in other revenue, we expect that the percentage of subscription revenue will be in the range of 78% to 82% of our total revenues for the year ended 2009.

Net cash provided by operating activities. Net cash provided by operating activities is taken from our consolidated statement of cash flows and represents the amount of cash generated by our operations that is available for investing and financing activities. Generally, our net cash provided by operating activities has exceeded our operating income primarily due to the positive impact of deferred revenue and more recently due to the collection of accounts receivables. We expect this trend to continue because of the advance payment structure of our subscription agreements.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown, in thousands:

	For the year ended December 31,	For the three months ended March 31,
	2008	2009	2008
		(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$35,076	$38,638	$35,076
Total invoiced subscriptions during period	166,982	36,054	41,561
Subscription revenue recognized during period	(163,420)	$(33,265)	$(39,156)

Deferred revenue at end of period	$38,638	41,427	37,481

5. Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2009		2008
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription revenue	$33,265	85.7%	$39,156	81.2%
Other revenue	5,566	14.3%	9,051	18.8%

Total revenue	38,831	100.0%	48,207	100.0%
Cost of revenue	13,696	35.3%	13,105	27.2%

Gross profit	25,135	64.7%	35,102	72.8%
Operating expenses:
Sales and marketing	8,705	22.4%	9,889	20.5%
General and administrative	10,873	28.0%	11,993	24.9%
Research and development	2,568	6.6%	4,542	9.4%
Depreciation and amortization	3,228	8.3%	2,151	4.5%
Goodwill impairment charge	33,329	85.8%	—	—

Total operating expenses	58,703	151.2%	28,575	59.3%

(Loss) income from operations	(33,568)	(86.4)%	6,527	13.5%
Interest income, net	63	0.2%	641	1.3%
Loss on change in fair market value of ARS and put option, net	(295)	0.8%	—	—

(Loss) income from operations before income taxes	(33,800)	(87.0)%	7,168	14.9%
Income tax expense	482	1.2%	2,394	5.0%

Net (loss) income	$(34,282)	(88.3)%	$4,774	9.9%

Revenue

Our total revenue decreased $9.4 million or 19.5% to $38.8 million, subscription revenue decreased $5.9 million or 15.1% to $33.3 million and other revenue decreased by $3.5 million or 38.9% to $5.5 million for the three months ended March 31, 2009, compared to the same periods in 2008, respectively.  Subscription and other revenue represented approximately 85.7% and 14.3% of our total revenue, respectively, for the three months ended March 31, 2009 as compared to 81.2% and 18.8%, respectively, for the three month period ended March 31, 2008.  The decrease in our revenues for the three months ended March 31, 2009 from the prior period is primarily attributable to the effects arising from the global economic recession, increased pricing pressures, high unemployment, and reduced demand for our products and services.  Based upon the current market conditions, we expect subscription-based and other revenues to decrease in 2009 over the prior year due to a greater number of customers delaying or looking to revise the terms and conditions of our service agreements, the strengthening US dollar relative to other currencies of countries in which we do business, the loss of RPO customers, and a loss of consulting engagements.

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

Cost of revenue increased by $0.6 million or 4.6% to $13.7 million for the three months ended March 31, 2009 compared to the same period in 2008. Decreased salary expense of $0.7 million was offset by an increase in severance expense recorded during the quarter ended March 31, 2009.   The $0.6 million increase was due to increased third party fees, including marketing and agency costs, of approximately $0.3 million and an increase in overhead expense due to the addition of 30 employees needed to support our foreign customer’s business requirements as part of our Quorum acquisition of approximately $0.3 million.  As a percentage of revenue, cost of revenue increased from 27.2% to 35.3% for the three months ended March 31, 2009, compared to the same period in 2008 primarily due to decreased revenues.

Sales and Marketing (“S&M”) expense

S&M expense primarily consists of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead.  We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements.   Based on recent economic conditions we have reduced our sales and marketing expenditures to adjust for expected lower rates of growth projections.  However, consistent with our past practice, we intend to continue to invest in sales and marketing to pursue new clients and expand relationships with existing clients at levels we deem appropriate given our current economic conditions.   Although our S&M expense decreased in absolute terms and increased as a percentage of total revenue, we expect our S&M expense to decrease, mainly due to reduced commission expense partially offset by increased branding expense, as business conditions dictate.

S&M expense decreased by $1.2 million or 12.1% to $8.7 million for the three months ended March 31, 2009 compared to the same period in 2008. The $1.2 million decrease was due primarily to decreased commission, bonus, travel and bad debt expenses of $0.8 million, $0.1 million, $0.5 million and $0.6 million, respectively, partially offset by an increase in salary and marketing expenses of $0.6 million and $0.2 million, respectively. The increase in salary expense was attributable to the addition of 23 employees to support our increased sales efforts. As a percentage of revenues, S&M expense increased from 20.5% to 22.4% for the three months ended March 31, 2009, compared to the same period in 2008 due to decreased revenues.

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

G&A expense decreased $1.1 million or 9.2% to $10.9 million for the three months ended March 31, 2009 compared to the same period in 2008. The $1.1 million decrease for the quarter ended March 31, 2009 was due primarily to reduced staff related expenses including bonus and stock compensation expense of $1.1 million and $0.4 million, respectively.  The decrease in these expenses was partially offset by an increase in rent expense from the Quorum acquisition which contributed $0.4 million to the increase during the quarter ended March 31, 2009, compared to the prior year.  As a percentage of revenues, G&A expense increased from 24.9% to 28.0% for the three months ended March 31, 2009, compared to the same period in 2008 due to decreased revenues.

Research and Development (“R&D”) expense

R&D expense primarily consists of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel and third party consultants.  Our R&D efforts have been devoted primarily to new product offerings and enhancements and upgrades to our existing products.  As a result of these ongoing development efforts, we have capitalized software costs of $2.2 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively.  The remaining R&D activities have been expensed as incurred.

R&D expense decreased $1.9 million or 42.2% to $2.6 million, for the three months ended March 31, 2009 compared to the same period in 2008.  The $1.9 million decrease for the quarter ended March 31, 2009 was due primarily to reduced staff expense and overhead in connection with the consolidation of three of our India offices as well as an improvement in the efficiency of our technology strategy..  Also contributing to the decline in R&D expense was a decrease of $0.3 million of relocation expense, incurred during the first quarter of 2008, for our India R&D operations and the effect of more favorable foreign exchange rates which contributed approximately 25% to the decrease.   Finally, a small portion of our R&D expense relates to the efforts of our Kenexa Research Institute scientists, which is more fixed in nature. This cost structure will result in future R&D expense being more constant and also a greater percentage of revenue as our revenue decreases.  We expect research and development expenses to remain flat or increase slightly as we continue to execute on our strategies which include furthering the common services enterprise architecture, introducing Kenexa 2x modules, and continuing to develop feature enhancements.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.1 million or 52.4% to $3.2 million for the three months ended March 31, 2009, compared to the same period in 2008. The $1.1 million increase was due in part to increased amortization expense associated with acquisitions and increased depreciation expense associated with our capitalized software and our capital purchases including our building in Vizag, India.  In the year ended December 31, 2009, we expect depreciation and amortization expense to increase due to recent capital purchases.

Goodwill Impairment

Due to continued adverse changes in the economic climate, we experienced a 32.5% decline in our market capitalization from December 31, 2008 through March 31, 2009 and a downward revision in internal projections.  Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, these factors signified a triggering event, which requires the determination as to whether and to what extent our goodwill may have been impaired as of March 31, 2009.  The Company completed its goodwill impairment analysis during the quarter ended March 31, 2009.

The first step of this analysis requires the estimation of fair value of our and is calculated primarily based on the observable market capitalization with a range of estimated control premiums as well as discounted future estimated cash flows. This step yielded we had an estimated fair value that was less than our carrying value (including goodwill) at March 31, 2009. The next step entails performing an analysis to determine whether the carrying amount of goodwill on our balance sheet exceeds our implied fair value. Our implied fair value of our goodwill for this step was determined in a similar manner as goodwill recognized in a business combination. That is, our estimated fair value was allocated to our assets and liabilities, including any unrecognized identifiable intangible assets, as if we had been acquired in a hypothetical business combination with our estimated fair value representing the price paid to acquire us. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill with no assets or liabilities written up or down, nor any additional unrecognized identifiable intangible assets recorded as part of this process. Based on the analysis, we recorded a goodwill impairment charge of $33.3 million for the quarter ended March 31, 2009 to write off the remaining balance of our goodwill. The goodwill impairment charge had no effect on our cash balances.

Income tax expense on operations

Income tax expense on operations decreased by $1.9 million or 79.2% to $0.5 million for the three months ended March 31, 2009 compared to the same periods in 2008.  The decrease in expense was due to continued global expansion and related increase in taxable income recognized in jurisdictions with relatively lower effective tax rates than from the prior periods.

6.  Liquidity and Capital Resources

 Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our revolving credit facilities and the issuance of equity. As of March 31, 2009, we had cash and cash equivalents of $27.0 million, short-term investments of $4.1 million and long-term investments of $15.5 million. In addition, we had no debt and approximately $0.2 million in capital equipment leases.

Our cash provided from operations was $8.9 million and $3.6 million for the three months ended March 31, 2009 and 2008, respectively.  Cash used in investing activities was $3.2 million for the three months ended March 31, 2009 and cash provided by investing activities was $21.9 million for the three months ended March 31, 2008.  Cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2009 and cash used in financing activities was $24.2 million for the three months ended March 31, 2008.  Our net increase in cash and cash equivalents was $5.3 million for the three months ended March 31, 2009, resulting primarily from our operating activities, and our net increase in cash and cash equivalents was $1.3 million for the three months ended March 31, 2008, resulting primarily from our cash from operations.   We expect positive cash flow to continue in future periods.

As of March 31, 2009, we held auction rate securities with a fair value of $15.5 million and par value of $17.4 million. Our auction rate securities portfolio includes solely AA- and AAA-rated investments, comprised of federally insured student loans. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term. We believe that based upon our current other cash and cash equivalent balances, the current lack of liquidity in the auction rate securities market will not have a material impact on our liquidity or our ability to fund our operations.

Our auction rate securities were acquired through UBS AG.  Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into agreements with governmental agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement with UBS which provides to (1) us a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, (2) us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on the our behalf at par anytime through July 2, 2012. (See Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information).

As a result of our goodwill impairment charge in the fourth quarter of 2008 and the first quarter of 2009, we are no longer in compliance with certain financial covenants under our line of credit.  We are currently evaluating the cost of a waiver agreement and are considering renegotiating the credit facility for an additional term.  If we are unable to negotiate a satisfactory agreement for the credit facility waiver, we will lose our credit facility and all access to previously available credit from the facility.   This could negatively impact our financial condition and liquidity.

Although, in the intermediate term, our liquidity was adversely affected by the downturn in the credit markets and our credit facility may be affected by our non-cash goodwill impairment charges recognized in the fourth quarter 2008 and first quarter 2009, we believe that the UBS settlement agreement for our auction rate securities and our projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

In connection with our November 8, 2007 and February 20, 2008 stock repurchase plans we repurchased 1,316,009 shares of our common stock at an average price of $18.66 per share and an aggregate cost of $24,607 for the three months ended March 31, 2008.

Operating Activities

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

Net cash provided by operating activities was $8.9 million and $3.6 million for the three months ended March 31, 2009 and 2008, respectively.  Net cash provided by operating activities for the three months ended March 31, 2009 resulted primarily from a net loss of approximately $34.3 million, changes in working capital of $2.8 offset by non-cash charges to net income of $4.8 million, a non-cash goodwill impairment charge of $33.3 million, an increase in deferred revenue of $2.6 million, and a decrease in accounts receivables of approximately $5.2 million. Net cash provided by operating activities for the three months ended March 31, 2008 resulted primarily from net income of approximately $4.8 million, non-cash charges to net income of $3.5 million, and an increase in deferred revenue of $2.4 million, partially offset by changes in working capital of $4.3 million, an increase in accounts receivable of $2.7 million and a reduction in taxes payable resulting from the excess tax benefits from share based payments of $0.1 million.

Investing Activities

Net cash used in and provided by investing activities was $3.2 million and $21.9 million for the three months ended March 31, 2009 and 2008, respectively, and consisted of the following, in millions:

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Scottworks acquisition	$—	$	(0.1)
StraightSource acquisition	—		(1.1)
HRC acquisition	—		(0.1)
Quorum acquisition	(0.4)		—
Capitalized software and purchases of computer hardware	(3.0)		(5.6)
Purchases of available-for-sale securities	(0.8)		(16.3)
Sales of available-for-sale securities	1.2		45.1
Sales of trading securities	1.2		—
Investment in joint venture	(1.4)		—
Total cash flows (used in) and provided by investing activities	$3.2		$21.9

In the future, we expect our capital expenditures to increase as business needs arise.

Financing Activities

Net cash provided by and used in financing activities was less than $0.1 million and $24.2 million for the three months ended March 31, 2009 and 2008, respectively.   For the three months ended March 31, 2008, net cash used in financing activity consisted of repurchases of our common shares of $24.6 million, partially offset by net proceeds from stock option exercises of $0.2 million, excess tax benefits from share-based payment arrangements of $0.1 million and proceeds from our employee stock purchase plan of $0.1 million.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We derive our revenue from two sources: (1) subscription revenues for solutions, which are comprised of subscription fees from clients accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from clients purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for professional services, translation services and reimbursed out-of-pocket expenses. Because we provide our solutions as a service, we follow the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition”. On August 1, 2003, we adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. We recognize revenue when all of the following conditions are met:

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

In accordance with EITF 01-14, “Out-of-Pocket Expenses Incurred” we record reimbursements received for out-of-pocket expenses as revenue and not netted with the applicable costs.  These items primarily include travel, meals and certain telecommunication costs.  Reimbursed expenses totaled $0.5 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

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

Capitalized Software Research and Development Costs

In accordance with EITF Issue 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware”, we apply AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this report.

Goodwill and Other Identified Intangible Asset Impairment

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which superseded Accounting Board Opinion No. 17, “Intangible Assets”. Upon adoption of SFAS No. 142, we ceased amortization of existing goodwill and are required to review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carry amount.

During the three months ended March 31, 2009 and December 31, 2008 we reviewed the carrying values of goodwill by comparing the carrying values to the estimated fair values of the enterprise. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the enterprise and our market capitalization. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect our assessment of the recoverability of goodwill.

Based on the analysis a goodwill impairment charge of $33.3 million and $167.0 million for the three and twelve months ended March 31, 2009 and December 31, 2008, respectively was recorded. The goodwill impairment charge had no effect on our cash balances, but did cause us to be out of compliance with certain covenants under our credit facility pursuant to which we did not as of March 31, 2009, and do not as of the date of this report, have any borrowings or the ability to borrow.

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

During 2008, as a result of the deterioration in the credit markets, our auction rate securities failed to trade at recent auctions due to insufficient bids from buyers. These events have led to uncertainty surrounding the short-term liquidity of our auction rate security investments.   Since it is not possible to predict when auctions for the securities we hold will succeed in the future, we have classified our auction rate securities to long-term investments on our Consolidated Balance Sheet as of March 31, 2009.

Our auction rate securities, which have a par value of $17.4 million at  March 31, 2009, were acquired through UBS AG. Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement (the “Agreement”) with UBS AG which provides to (1) us with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, (2) us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012. (See Note 3 to the Consolidated Financial Statements).  As a result of the execution of this Agreement, we determined that it no longer had the intent and ability to hold the ARS until maturity or until the ARS market would recover.  Based on this unusual circumstance related to the signing of Agreement, we transferred these investments from available–for-sale to trading securities and began recording the change in fair value of the ARS in as gains or losses in current period earnings.

Also, during the fourth quarter of 2008, we elected to measure the value of our option to put the securities (“put option”) to UBS AG under the fair value option of SFAS No. 159.   As a result, at December 31, 2008, we recorded non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2,219.   At March 31, 2009, the put option’s estimated fair value decreased to $1,657, resulting in a non-operating loss of $562 during the quarter.  The estimated fair value of the put option as of March 31, 2009 was based in part on an expected life of fifteen months and a discount rate of 4.36%.   As a result of the transfer of the ARS from available-for-sale to trading investment securities noted above, we also recorded a non-operating gain during the quarter representing an increase in their estimated fair value of approximately $267.   The recording of the gain relating to the increase in the fair value of the ARS and the recognition of the loss on the put option resulted in an overall loss of approximately $295 for the quarter ended March 31, 2009.

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

The fair values of our auction rate securities are estimated utilizing a discounted cash flow analysis or other types of valuation models as of March 31, 2009 rather than at par. These analyses are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Any changes in fair value for our auction rate securities, which we attribute to market liquidity issues rather than credit issues, are recorded in our statement of operations.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. As of March 31, 2009 and December 31, 2008, self-insurance accruals totaled approximately $0.6 million and $0.6 million, respectively. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management's estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S. generated sales would have not resulted in a material change to our results.  As of March 31, 2009 we were not involved in any foreign currency hedging activities.

       The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were a decrease of $2.4 million and a gain of $0.1 million for the three months ended March 31, 2009 and 2008, respectively, and are included in other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

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

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the following risk factors, which contain material changes to, and amend and restate in their entirety, the risk factors set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially affect our business, financial condition or future results of operations.  The risks described below in this item are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities.

None

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

May 11, 2009
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