Form 10-Q
period 2009-06-30
KENEXA CORP
filed 2009-08-10
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer  ☐       Accelerated filer  ☒         Non-accelerated Filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

On August 4, 2009, 22,534,755 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended June 30, 2009
Table of Contents

PART I FINANCIAL INFORMATION
Item 1: Financial Statements
Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$25,368	$21,742
Short-term investments	21,837	4,512
Accounts receivable, net of allowance of doubtful accounts of $2,631 and $3,755, respectively	26,966	33,518
Unbilled receivables	6,863	5,849
Income tax receivable	1,155	1,238
Deferred income taxes	4,772	4,615
Prepaid expenses and other current assets	6,473	3,745
Total Current Assets	93,434	75,219
Long-term investments	—	16,513
Property, plant and equipment, net of accumulated depreciation	19,384	20,175
Software, net of accumulated amortization	14,659	11,025
Goodwill	301	32,366
Intangible assets, net of accumulated amortization	10,301	13,414
Deferred income taxes, non-current	39,961	39,465
Deferred financing costs, net of accumulated amortization	—	364
Other long-term assets	9,207	9,924
Total assets	$187,247	$218,465

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,664	$6,448
Notes payable, current	41	40
Commissions payable	571	559
Accrued compensation and benefits	4,403	4,010
Other accrued liabilities	7,230	10,090
Deferred revenue	42,223	38,638
Capital lease obligations	67	143
Total current liabilities	60,199	59,928

Capital lease obligations, less current portion	81	108
Notes payable, less current portion	25	41
Deferred income taxes	1,439	1,789
Other liabilities	6	63
Total liabilities	61,750	61,929

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 22,534,755 and 22,504,924 shares issued and outstanding, respectively	225	225
Additional paid-in-capital	272,233	269,365
Accumulated deficit	(143,604)	(110,633)
Accumulated other comprehensive loss	(3,357)	(2,421)
Total shareholders’ equity	125,497	156,536
Total liabilities and shareholders’ equity	$187,247	$218,465

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Subscription	$34,041	$43,668	$67,306	$82,824
Other	5,424	12,773	10,990	21,824
Total revenues	39,465	56,441	78,296	104,648
Cost of revenues	13,637	17,173	27,333	30,278
Gross profit	25,828	39,268	50,963	74,370

Operating expenses:
Sales and marketing	8,241	10,988	16,946	20,877
General and administrative	9,917	12,845	20,790	24,838
Research and development	2,536	4,307	5,104	8,849
Depreciation and amortization	3,274	3,278	6,502	5,429
Goodwill impairment charge	—	—	33,329	—
Total operating expenses	23,968	31,418	82,671	59,993
Income (loss) from operations	1,860	7,850	(31,708)	14,377
Interest (expense) income, net	(221)	320	(158)	961
Investment income (loss), net	247	—	(48)	—
Income (loss) before income taxes	1,886	8,170	(31,914)	15,338
Income tax expense	575	2,205	1,057	4,599
Net income (loss)	$1,311	$5,965	$(32,971)	$10,739

Basic net income (loss) per share	$0.06	$0.26	$(1.46)	$0.47
Weighted average shares used to compute net income (loss) per share – basic	22,526,075	22,596,510	22,517,737	23,004,791
Diluted net income (loss) per share	$0.06	$0.26	$(1.46)	$0.46
Weighted average shares used to compute net income (loss) per share – diluted	22,743,974	22,819,042	22,517,737	23,229,123

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Comprehensive income (loss)
Balance, December 31, 2007	$240	$291,942	$(5,941)	$1,407	$287,648	$24,859
Common stock repurchase	(17)	(30,260)	—	—	(30,277)	—
Loss on currency translation adjustments	—	—	—	(3,861)	(3,861)	(3,861)
Unrealized gain on short-term investments	—	—	—	33	33	33
Share-based compensation expense	—	5,761	—	—	5,761	—
Excess tax benefits from share-based payment arrangements	—	169	—	—	169	—
Option exercises	1	366	—	—	367	—
Employee stock purchase plan	—	338	—	—	338	—
Common stock issuance for Straight Source earn out	1	1,049	—	—	1,050	—
Net loss	—	—	(104,692)	—	(104,692)	(104,692)
Balance, December 31, 2008	$225	$269,365	$(110,633)	$(2,421)	$156,536	$(108,520)
Loss on currency translation adjustments	—	—	—	(901)	(901)	(901)
Unrealized loss on short-term investments	—	—	—	(35)	(35)	(35)
Share-based compensation expense	—	2,695	—	—	2,695	—
Option exercises		15	—	—	15	—
Employee stock purchase plan	—	158	—	—	158	—
Net loss	—	—	(32,971)	—	(32,971)	(32,971)
Balance, June 30, 2009 (unaudited)	$225	$272,233	$(143,604)	$(3,357)	$125,497	$(33,907)

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(32,971)	$10,739
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	6,502	5,429
Loss on change in fair market value of ARS and put option, net	112	—
Goodwill impairment charge	33,329	—
Share-based compensation expense	2,695	3,173
Excess tax benefits from share-based payment arrangements	—	(159)
Amortization of deferred financing costs	364	150
Bad debt recoveries (expense)	(278)	1,170
Deferred income tax (benefit) expense	(1,004)	942
Changes in assets and liabilities, net of business combinations
Accounts and unbilled receivables	5,672	(4,030)
Prepaid expenses and other current assets	(1,304)	(1,695)
Income taxes receivable	83	—
Other long-term assets	56	(1,865)
Accounts payable	(838)	(1,480)
Accrued compensation and other accrued liabilities	582	431
Commissions payable	12	(51)
Deferred revenue	3,412	3,664
Other liabilities	(59)	8
Net cash provided by operating activities	16,365	16,426

Cash flows from investing activities
Purchases of plant, equipment and software	(7,361)	(11,393)
Purchase of available-for-sale securities	(3,805)	(22,732)
Sale of available-for-sale securities	2,316	53,785
Sale of trading securities	1,150	—
Investment in joint venture	(1,401)	—
Acquisitions, net of cash acquired	(3,693)	(21,526)
Net cash released from escrow for acquisitions	—	(80)
Net cash used in investing activities	(12,794)	(1,946)

Cash flows from financing activities
Repayments of notes payable	(16)	(25)
Proceeds from common stock issued through Employee Stock Purchase Plan	158	174
Repurchase of common stock	—	(29,842)
Excess tax benefits from share-based payment arrangements	—	159
Net proceeds from option exercises	15	273
Repayment of capital lease obligations	(98)	(114)
Net cash provided by (used in) financing activities	59	(29,375)

Effect of exchange rate changes on cash and cash equivalents	(4)	(32)
Net increase (decrease) in cash and cash equivalents	3,626	(14,927)
Cash and cash equivalents at beginning of period	21,742	38,032
Cash and cash equivalents at end of period	$25,368	$23,105

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$62	$87
Income taxes	$2,727	$1,686
Non-cash investing and financing activities
Capital Leases	$—	$253
Common stock issuance for earn out	$—	$1,050

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

The Company began its operations in August 1987, under its predecessor companies, Insurance Services, Inc., or ISI, and International Holding Company, Inc., or IHC. In December 1999, the Company reorganized its corporate structure by merging ISI and IHC with and into Raymond Karsan Associates, Inc., or RKA, a Pennsylvania corporation and a wholly owned subsidiary of Raymond Karsan Holdings, Inc., or RKH, a Pennsylvania corporation. Each of RKA and RKH were newly created to consolidate the businesses of ISI and IHC. In April 2000, the Company changed its name to TalentPoint, Inc. and changed the name of RKA to TalentPoint Technologies, Inc. In November 2000, the Company changed its name to Kenexa Corporation, and changed the name of TalentPoint Technologies, Inc. to Kenexa Technology, Inc., or Kenexa Technology. Currently, Kenexa transacts business primarily through Kenexa Technology. While the Company has several product lines, its chief decision makers determine resource allocation decisions and assess and evaluate periodic performance under one operating segment.

The Company provides business solutions for human resources. The Company’s solutions include a comprehensive suite of On-Demand software applications and complementary services, including outsourcing services and consulting, to help global organizations recruit high performing individuals and to foster optimal work environments to increase employee productivity and retention. The Company employs a large force of organizational and industrial psychologists and statisticians who study the science of human behavior and its impact on business outcomes. This research is the foundation of the Company’s suite of software applications and supporting services that enable companies to improve business results through human resources.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the six months ended June 30, 2009 and 2008 have been made.  The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009 or for any other interim period.  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2008.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.  Reclassifications to the December 31, 2008 consolidated balance sheet include a transfer of $7,185 relating to software in development from property and equipment to software.  Reclassifications to the June 30, 2008 consolidated statement of cash flows include a transfer of $965 from accounts and unbilled receivables to bad debt expense.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable at June 30, 2009 and December 31, 2008 approximate fair value of these instruments.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of customers comprising the Company's customer base and their dispersion across various industries.  The Company does not require collateral.  The customers are concentrated primarily in the Company's U.S. market area.  At June 30, 2009 and December 31, 2008, there were no customers that represented more than 10% of the net accounts receivable balance.   For the three and six months ended June 30, 2009 and 2008, there were no customers that individually exceeded 10% of the Company's revenues.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase.  Cash which is restricted for lease deposits is included in other assets.   Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000, which has been temporarily increased to $250,000 through December 31, 2013. Certain operating cash accounts of the Company may periodically exceed the FDIC insurance limits.

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks at June 30, 2009 and December 31, 2008 totaled $7,451 and $6,935, respectively, and represented 29.4% and 31.9%, respectively, of our total cash and cash equivalents balance at the end of each period.

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments are reported in the shareholders’ equity section of the consolidated balance sheet and resulted in a net reduction in shareholders’ equity of $901 and $3,861 for the periods ended June 30, 2009 and December 31, 2008, respectively.  The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Comprehensive income (loss)

Comprehensive income (loss) consists of net changes on foreign currency translations and unrealized gains and losses on available-for-sale investment securities in addition to reported net loss.

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

The Company capitalized internal-use software costs for the six month period of June 30, 2009 and the year ended December 31, 2008 of $5,526 and $8,137, respectively. Amortization of capitalized internal-use software costs for the six months ended June 30, 2009 and 2008 was $1,711 and $492, respectively.

Investments

Investments at June 30, 2009 and December 31, 2008 include floating rate letter of credit backed securities and municipal bonds.  The maturities of these securities range from one day to one year and are rated A to AAA by various rating agencies.  The floating rate letter of credit backed securities and municipal bonds are recorded at fair value based on current market rates and are classified as available-for-sale.  Changes in the fair value are included in accumulated other comprehensive loss in the accompanying consolidated financial statements.

Investments at June 30, 2009 and December 31, 2008 also include auction rate securities which were originally purchased with ratings ranging from A to AAA by various rating agencies.  The auction rate securities are recorded at fair value using the discounted cash flow model and are classified as trading securities.  Changes in the fair value are included in the statement of operations in the accompanying consolidated financial statements.  Both the cost and realized gains and losses of these securities are calculated using the specific identification method.

Investment income (loss)

Investment income (loss) as presented in the following table includes changes in the fair value of auction rate securities and put option related to the UBS Settlement Agreement, net and investment in joint ventures:

	Three months ended June 30, 2009	Six months ended June 30,2009
Gain (loss) on auction rate securities and put option, net	$183	$(112)
Income from investment in joint venture	64	64
Investment income (loss), net	$247	$(48)

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, UBS Settlement Agreement and other current assets. Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with our internet hosting arrangements. These costs are deferred over the implementation period which precedes the hosting period, typically three to four months, and are expensed ratably when the hosting period commences, typically four to five years.

Other Long-Term Assets

Other long-term assets for June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Acquisition related escrow balances (1)	$1,440	$1,440
Investment in joint ventures	1,449	—
Security deposits	1,662	1,966
Deferred implementation costs	4,376	3,314
Fair value of put option (“UBS Settlement Agreement”)	—	2,219
Other long-term assets	280	985
Total other long-term assets	$9,207	$9,924

(1)	Upon completion of the escrow term and settlement of any outstanding claims, all remaining escrow balances are reclassified to additional purchase consideration for the respective acquisition.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management's judgment and historical experience. At June 30, 2009 and December 31, 2008, self-insurance accruals totaled $497 and $560, respectively.  Management continuously reviews the adequacy of the Company's stop loss insurance coverage. Material differences may result in the amount and timing of health insurance expense if actual experience differs significantly from management's estimates.

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

Due to a downward revision in internal projections and continued adverse changes in the economic climate, the Company experienced a 32.5% decline in its market capitalization from December 31, 2008 through March 31, 2009 which signified a triggering event and required the determination as to whether and to what extent the Company’s goodwill may have been impaired as of March 31, 2009.  The Company completed its goodwill impairment analysis during the quarter ended March 31, 2009.

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

The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes and escrow adjustments, acquisitions and impairment charges, for the period ended June 30, 2009 and the year ended December 31, 2008 are as follows:

Balance as of December 31, 2007	$173,502
Acquisitions or adjustments:
ScottWorks	85
Webhire	311
Knowledge Workers	100
Gantz Wiley Research	398
BrassRing	(121)
Psychometrics Services Ltd.	3,383
StraightSource	6,051
HRC Human Resources Consulting GmbH	330
Quorum (2008 acquisition)	15,338
Impairment charge	(167,011)
Balance as of December 31, 2008	$32,366
Acquisitions or adjustments:
StraightSource	125
HRC Human Resources Consulting GmbH	195
Quorum	944
Impairment charge	(33,329)
Balance as of June 30, 2009	$301

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

 The Company derives its revenue from two sources: (1) subscription revenue for solutions, which is comprised of subscription fees from customers accessing the Company’s on-demand software, consulting services, outsourcing services and proprietary content, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete professional services. Because the Company provides its solution as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition”. On August 1, 2003, the Company adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the customer;

•	The collection of the fees is probable; and

•	The amount of fees to be paid by the customer is fixed or determinable.

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

Deferred revenue represents payments received or accounts receivable from the Company's customers for amounts billed in advance of subscription services being provided.

The Company records expenses billed to customers in accordance with Emerging Issues Task Force Issue No. 01-14 "Out-of-Pocket' Expenses Incurred”, which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and certain telecommunication costs. For the three and six months ended June 30, 2009 and 2008 reimbursed expenses totaled $537 and $1,067 and $1,518 and $2,121, respectively.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

 Earnings (Loss) Per Share

The Company follows SFAS 128, "Earnings Per Share."  Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share on the face of the statement of operations.  Earnings (loss) per share is based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible stock and the exercise of options if they are dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The common stock equivalents of stock options issued and outstanding were not included in the computation of diluted earnings per share for the period then ended as they were antidilutive and are presented in the table below.

Basic and diluted earnings (loss) per share are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$1,311	$5,965	$(32,971)	$10,739

Denominator:
Weighted average shares used to compute net income (loss) per common share - basic	22,526,075	22,596,510	22,517,737	23,004,791
Effect of dilutive stock options	217,899	222,532	—	224,332
Weighted average shares used to compute net income (loss) per common share – dilutive	22,743,974	22,819,042	22,517,737	23,229,123

Basic net income (loss) per share	$0.06	$0.26	$(1.46)	$0.47

Diluted net income (loss) per share	$0.06	$0.26	$(1.46)	$0.46

Total antidilutive stock options issued and outstanding	1,968,056	308,400	2,525,056	498,400

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Share-based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-based payment” (“SFAS 123R”) using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006.  Following the adoption the Company recognized the cost of previously granted share-based awards under the straight-line basis over the remaining vesting period.  The compensation expense for new share-based awards with a service condition that cliff vest, is recognized on a straight-line basis over the award’s requisite service period.  For those awards with a service condition that have graded vesting, compensation expense is calculated using the graded-vesting attribution method.   This method entails recognizing expense on a straight-line basis over the requisite service period for each separately vesting portion as if the grant consisted of multiple awards, each with the same service inception date but different requisite service periods.  This method accelerates the recognition of compensation expense.  The pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method described in FSP FAS 123(R)-3.

The fair value of market based, performance vesting share awards granted is calculated using a Monte Carlo valuation model that results in a factor applied to the fair market value of the Company's common stock on the date of the grant (measurement date), and is recognized over a four year explicit service period using the straight-line method.  Since the award requires both the completion of four years of service and the share price reaching predetermined levels as defined in the option agreement, compensation cost will be recognized over the four year explicit service period.  If the employee terminates prior to the four-year requisite service period, compensation cost will be reversed even if the market condition has been satisfied by that time.

Adoption of new accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. SFAS 157 is effective for periods beginning after November 15, 2007. The Company adopted this standard with respect to its financial assets effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2 – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Footnote 3 of the Notes to the Consolidated Financial Statements for further detail regarding the impact of our adoption of SFAS 157 for financial assets.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated SFAS 165 and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 141R-1 which amends SFAS 141R by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5”.  In the first quarter of 2009 we adopted SFAS No. 141R and FSP FAS 141R-1 and will apply the provisions of SFAS 141R and FSP FAS 141R-1 when applicable.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires the fair value for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to be disclosed in the interim periods as well as in annual financial statements. This standard is effective as and for the quarter ending June 30, 2009.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is evaluating the impact of this standard and does not expect the adoption of SFAS 162 to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” ("FAS 141(R)") and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” ("FAS 160"). Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders’ equity and the elimination of "minority interest" accounting in results of operations. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) will impact the accounting for the Company's future acquisitions.  The adoption of FAS 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments

Short-term investments for the period ended June 30, 2009 and December 31, 2009 consisted of the following securities:

	June 30, 2009	December 31, 2008
Municipals securities	$5,967	$4,512
Auction rate securities	15,870	—
Total short-term investments	$21,837	$4,512

During the six months ended June 30, 2009, the Company continued to experience failed auctions for thirteen tax exempt auction rate securities (“ARS”) issues representing principal of $15,870.  Nine of these ARS are guaranteed by the Family Federal Educational Loan Program with the remainder being insured by private issuers. Due to the ability to liquidate its ARS issues, in accordance with the arrangement discussed below, within the next twelve months, the Company has reclassified these investments to short-term assets as of June 30, 2009.  These securities will continue to accrue interest at the contractual rate and will be auctioned at preset intervals.

The ARS, which have a par value of $17,425 at June 30, 2009, were acquired through UBS AG. Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement (the “UBS Settlement Agreement”) with UBS AG which provides (1) the Company with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, and  (2) the Company the right to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012.   As a result of the execution of the USB Settlement Agreement, the Company determined that it no longer had the intent and ability to hold the ARS until maturity or until the ARS market would recover.  Based on this unusual circumstance related to the signing of the UBS Settlement Agreement, the Company transferred these investments from available–for-sale to trading securities and began recording the change in fair value of the ARS as gains or losses in current period operations.

Also, during the fourth quarter of 2008, the Company elected to measure the value of its option to put the securities (“put option”) to UBS AG under the fair value option of SFAS No. 159.   As a result, at December 31, 2008, the Company recorded a non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2,219.   At June 30, 2009, the put option’s estimated fair value decreased to $1,444, resulting in a non-operating loss of $214 during the quarter.  The estimated fair value of the put option as of June 30, 2009 was based in part on an expected life of twelve months and a discount rate of 2.81%.   As a result of the transfer of the ARS from available-for-sale to trading investment securities noted above, the Company also recorded a non-operating gain during the three and six months ended June 30, 2009 representing an increase in their estimated fair value of approximately $397 and $664, respectively.   The recording of the gain relating to the increase in the fair value of the ARS and the recognition of the loss on the put option resulted in an overall net gain of approximately $183 for the three months ended June 30, 2009 and a net loss of approximately $112 for the six months ended June 30, 2009.

The Company adjusted the fair value of its ARS investment portfolio using a discounted cash flow model to determine the estimated fair value of its ARS investments as of June 30, 2009.  The assumptions used in preparing the discounted cash flow model include level three inputs, as defined in SFAS No. 157, Fair Value Measurements, and are presented in the following table:

Amounts
Maximum auction rate (interest rate)	2.19%
Liquidity risk premium	5.00%
Probability of earned maximum rate until maturity	0.17%
Probability of default	21.39%

Based on the results of the discounted cash flow analysis, the Company determined that the fair value of its investment in its ARS should be discounted from par value by approximately $1,555 to $15,870 at June 30, 2009.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments (Continued)

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

The fair value for the Company’s municipal investments on June 30, 2009 and December 31, 2008 of $5,967 and $4,512, respectively, was determined based upon quoted prices in active markets for identical assets or Level 1 inputs.  The fair value of the Company’s auction rates securities on June 30, 2009 and December 31, 2008 of $15,870 and $16,513, respectively, was determined based upon significant unobservable inputs or Level 3 inputs.

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended June 30, 2009 is presented below:

Auction rate securities
Balance at December 31, 2008	$16,513
Total net realized gains
Included in earnings	664
Settlements	(1,307)
Balance at June 30, 2009	$15,870

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended June 30, 2008 is presented below:

Auction rate securities
Balance at December 31, 2007	$29,900
Total net realized losses
Included in earnings	603
Included in accumulated other comprehensive loss	(1,268)
Settlements	(8,369)
Balance at June 30, 2008	$20,866

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions

Quorum International Holdings Limited

On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27,950, in cash, of which $19,753 was paid in April 2008 and $8,197 was paid in July 2008.  The total cost of the acquisition, including legal, accounting, and other fees of $1,037, was approximately $28,987, including acquired intangibles of $8,633, with estimated useful lives between 3 and 10 years.  In addition, the acquisition agreement contains an earn out provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month periods ending June 30, 2009 and June 30, 2010.  Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement.  Pursuant to SFAS No 141, “Business Combinations,” the Company accrues contingent purchase consideration when the outcome of the contingency is determinable beyond a reasonable doubt.  Based upon the results for the twelve month period through June 30, 2009, it was determined that no earnout payment was due to the former shareholders of Quorum for the June 2009 payment.  In addition, as of June 30, 2009, the June 30, 2010 earnout amount was substantially uncertain, and, as such, the estimated earn out range is not possible to disclose.  The Company evaluates the earnout provisions contained in the acquisition agreement at each financial statement reporting date.  In connection with the acquisition, $780 of the purchase price was deposited into an escrow account and recorded in other long-term assets, to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement.  The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of Quorum.  The Company expects that the acquisition of Quorum will broaden our presence in the global recruitment market.  The purchase price and related purchase price allocations have been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  Quorum’s results of operations were included in the Company’s consolidated financial statements beginning on April 2, 2008.

5. Joint Venture Agreement

On January 20, 2009, the Company entered into an ownership interest transfer agreement with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China for $1,357.  The initial investment provided the Company with a 46% ownership in the new entity Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “joint venture”) and a presence in China’s growing human capital management market.  Based upon the adjusted EBITDA, as defined in the agreement, for each of the years ended 2008, 2009 and 2010, the Company will acquire an additional 1% ownership per year for each of the years ended 2009, 2010 and 2011 in the joint venture.

The additional ownership in the joint venture in 2009 will be determined as the greater of 1) the amount of registered capital attributable to a 1% ownership or 2) an amount denominated in Chinese Yuan Renminbi (“RMB¥”) equal to the result of 47% times four and one half times the Adjusted EBITDA of the joint venture for the calendar year ended December 31, 2008, plus 1% of the joint venture’s free cash flow as of March 31, 2008, minus the amount of the initial investment or RMB¥ 8,145.  The additional ownership investment for 2010 and 2011 is determined formulaically the same as above and adjusted only for any increase in ownership.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6. Property, Plant, Equipment and Software

A summary of property, plant, equipment and software and related accumulated depreciation and amortization as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Equipment	$15,781	$15,112
Purchased Software	5,516	5,099
Software in development	2,468	7,185
Software developed	18,214	8,900
Office furniture and fixtures	2,421	2,370
Leasehold improvements	2,743	2,744
Land	680	643
Building	7,360	6,771
	55,183	48,824
Less accumulated depreciation and amortization	21,140	17,624
	$34,043	$31,200

Depreciation and amortization expense is excluded from cost of revenues.

Equipment and office furniture and fixtures included assets under capital leases totaling $2,612 at June 30, 2009 and December 31, 2008. Depreciation and amortization expense, including amortization of assets under capital leases, was $4,360 and $3,090 for the six months ended June 30, 2009 and 2008, respectively.

Pursuant to SFAS No. 144, the Company reviewed its fixed assets and determined that the fair value exceeded the carrying value, and therefore did not record any fixed asset impairment.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2009	December 31, 2008
Accrued professional fees	$200	$131
Straight line rent accrual	1,957	1,904
Other taxes payable (non-income tax)	704	450
Income taxes payable	3,541	3,549
Other liabilities	828	1,056
Contingent purchase price	—	3,000
Total other accrued liabilities	$7,230	$10,090

8. Line of Credit

On May 21, 2009, based upon its current liquidity needs, the Company elected not to renew its secured credit agreement with PNC Bank, as administrative agent, and several other lenders named therein (the “Credit Agreement”). The Credit Agreement, which became effective November 13, 2006, provided (i) a $50 million revolving credit facility, including a sublimit of up to $2 million for letters of credit and (ii) a $50 million term loan.  The Company and each of its U.S. subsidiaries guaranteed the obligations of the Company under the Credit Agreement.  The Credit Agreement also required the Company to pay a monthly commitment fee based on the unused portion of the revolving credit facility.  At May 21, 2009, the Company had no outstanding balance on the Credit Agreement. Unless renewed, the Credit Agreement would have expired on its own terms on March 26, 2010.  No early termination penalties were incurred in connection with the termination of the Credit Agreement.  In connection with the termination of the Credit Agreement, the Company wrote off $289 of deferred financing fees during the quarter ended June 30, 2009.  As a result of the termination of the Credit Agreement, the Company does not have a revolving credit facility or other debt financing arrangement.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Commitments and Contingencies

Litigation

On June 11, 2009 and July 16, 2009, two putative class actions were filed against us and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007.  The complaints in these actions generally allege violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by us.  Pursuant to the Private Securities Litigation Reform Act, any member of the purported class who wishes to be appointed “lead plaintiff” must file a motion seeking such designation on or before August 10, 2009.  According to the Court’s current scheduling order, a hearing regarding the appointment of lead plaintiff will take place on September 9, 2009; whoever is appointed lead plaintiff will have until September 30, 2009 to file an amended complaint; and defendants will have until October 21, 2009 to file their response to the complaint.  We intend to vigorously defend these actions.  The potential impact of these actions, which seek unspecified damages, attorneys fees and expenses, is uncertain.

The Company is also involved in claims, including those identified above, which arise in the ordinary course of business. In the opinion of management, the Company has made adequate provision for potential liabilities, if any, arising from any such matters.

Litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, could have a material adverse effect on the Company’s business, financial condition and operating results.

10. Equity

Rollforward of Shares

The Company’s common shares issued and repurchased for the six months ended June 30, 2009 and the year ended December 31, 2008 are as follows:

Class A Common Shares

December 31, 2007 ending balance	24,032,446
Repurchase of common shares	(1,677,560)
Stock option exercises	67,021
Employee stock purchase plan	27,141
Shares issued for acquisition	55,876
December 31, 2008 ending balance	22,504,924
Stock option exercises	3,200
Employee stock purchase plan	26,631
June 30, 2009 ending balance	22,534,755

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10. Equity (continued)

Authorized but not issued shares

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock, of which 1,125,651 shares were repurchased at an aggregate cost of $20,429 as of June 30, 2009.  These shares were restored to original status prior to December 31, 2008 and accordingly are presented as authorized but not issued.  The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.  As of June 30, 2009, the amount of shares available for repurchase under the stock repurchase plan was 1,874,349.

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

As of June 30, 2009, there were options to purchase 3,177,454 shares of common stock outstanding under the 2000 and 2005 Option Plans.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan.  As of June 30, 2009, there was a total of 1,039,506 shares of common stock not subject to outstanding options and available for issuance under the 2005 Option Plan.  The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company.  Stock options granted under both the 2000 and 2005 Option Plans generally expire between the fifth and tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant.  Unexercised stock options may expire up to 90 days after an employee's termination for options granted under the 2000 Option Plan.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Stock Plans (continued)

The following table provides the assumptions used in determining the fair value of the market and service based awards for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

	Six months ended June 30, 2009 Service based awards	Year ended December 31, 2008 Service based awards	Year ended December 31, 2008 Market based awards
Expected volatility	63.56-69.38%	56.23 – 57.52%	60.98%
Expected dividends	0	0	0
Expected term (in years)	3-6.25	3.75	10
Risk-free rate	1.36-3.04%	1.87 – 2.77%	3.45%

A summary of the status of the Company’s vested and non-vested stock options as of and for the periods ended June 30, 2009 and December 31, 2008 and changes during the periods then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares Available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2007	2,702,346	1,601,035	$21.18	241,335	$14.96
Granted – options	(1,084,600)	1,084,600	11.87	—	—
Exercised options and vested restricted stock	—	(83,221)	4.41	—	—
Forfeited or expired	114,760	(114,760)	29.28	—	—
Balance at December 31, 2008	1,732,506	2,487,654	$17.33	447,854	$14.01
Granted – options	(713,000)	713,000	5.76	—	—
Exercised	—	(3,200)	4.62	—	—
Forfeited or expired	20,000	(20,000)	20.16	—	—
Balance at June 30, 2009	1,039,506	3,177,454	$14.73	657,154	$16.42

The total intrinsic value of options outstanding, exercisable and exercised for and during the six months ended June 30, 2009 was $8,406, $642 and $15, respectively.  The weighted average fair value for options granted during the six months ended June 30, 2009 and the year ended December 31, 2008 was $3.27 and $5.67, respectively.  The weighted average remaining contractual term of options outstanding and exercisable at June 30, 2009 was 5.96 and 3.56 years, respectively.

Between January 1, 2009 and June 30, 2009, the Company granted to certain employees, officers and non-employee directors options to purchase an aggregate of 713,000 shares of the Company's common stock at prevailing market prices ranging from $4.74 to $9.38 per share.

Between January 1, 2008 and December 31, 2008, the Company granted to certain employees, officers and non-employee directors options to purchase an aggregate of 1,084,600 shares of the Company's common stock at a weighted exercise price of $11.87 per share. The Company granted the options at prevailing market prices ranging from $5.11 to $21.80 per share.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Stock Plans (continued)

A summary of the status of the Company’s nonvested share options as of June 30, 2009 and December 31, 2008 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2007	1,359,700	$10.73
Granted - options	1,084,600	5.67
Vested	(293,000)	8.98
Forfeited or expired	(111,500)	12.31
Nonvested at December 31, 2008	2,039,800	$8.24
Granted - options	713,000	3.27
Vested	(222,500)	8.52
Forfeited or expired	(10,000)	13.59
Nonvested at June 30, 2009	2,520,300	$6.49

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

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cost of revenue	$112	$87	$222	$171
Sales and marketing	313	284	552	568
General and administrative	885	961	1,693	2,208
Research and development	140	127	228	226
Pre-tax share-based compensation	1,450	1,459	2,695	3,173
Income tax benefit	389	481	729	969
Share-based compensation expense, net	$1,061	$978	$1,966	$2,204

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the NASDAQ National Market, LLC on the offering date.  We have granted rights to purchase up to 500,000 shares of common stock to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with SFAS 123(R) and requires no compensation expense to be recognized.  Shares of our common stock purchased under the employee stock purchase plan were 26,631 and 27,141 for the periods ended June 30, 2009 and December 31, 2008, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12.  Related Party Transactions

One of the Company's Board of Directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the three and six months ended June 30, 2009 and 2008, the Company paid Pepper Hamilton LLP, $162, $189, $38 and $75, respectively, for general legal matters.  The amounts payable to Pepper Hamilton as of June 30, 2009 and December 31, 2008 were $17 and $75, respectively.

13.  Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate.  The 2009 effective tax rate is estimated to be lower than the 35% statutory U.S. Federal rate primarily due to anticipated earnings in subsidiaries outside the U.S. in jurisdictions where the effective rate is lower than in the U.S. and tax exempt interest income.

On January 1, 2007, the Company adopted the Financial Accounting Standard Board’s Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”).  FIN 48 clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations.  Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

The Company recorded a partial valuation allowance as management determined, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

14. Geographic Information

The following table summarizes the distribution of revenue and as a percentage of total revenue by geographic region as determined by billing address for the three and six months ended June 30, 2009 and 2008.

	For the three months ended June 30,				For the six months ended June 30,
	2009		2008		2009		2008
Country	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
United States	30,905	78.3%	41,812	74.1%	63,425	81.0%	79,582	76.0%
United Kingdom	3,137	7.9%	5,979	10.6%	5,375	6.9%	10,066	9.6%
Germany	970	2.5%	2,964	5.2%	1,898	2.4%	3,991	3.8%
The Netherlands	417	1.1%	806	1.4%	889	1.1%	1,272	1.2%
Other European Countries	2,077	5.3%	3,096	5.5%	3,654	4.7%	5,208	5.0%
Canada	689	1.7%	654	1.2%	730	0.9%	1,640	1.6%
Other	1,270	3.2%	1,130	2.0%	2,325	3.0%	2,889	2.8%
Total	39,465	100.0%	56,441	100.0%	78,296	100.0%	104,648	100.0%

The following table summarizes the distribution of assets by geographic region as of June 30, 2009 and December 31, 2008.  The assets by geographic region as of December 31, 2008 have been reclassified to reflect the effects of the goodwill impairment had in each of the corresponding geographic region.

	June 30, 2009		December 31, 2008
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$148,536	79.3%	$172,272	78.9%
United Kingdom	16,337	8.7%	22,381	10.2%
India	10,959	5.9%	9,099	4.1%
Germany	5,152	2.7%	6,911	3.2%
Canada	2,774	1.5%	3,004	1.4%
Poland	386	0.2%	1,056	0.5%
Other	3,103	1.7%	3,742	1.7%
Total	$187,247	100.0%	$218,465	100.0%

15. Subsequent Events

The Company has evaluated all subsequent events through August 10, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009, but were not recognized in the financial statements. As of August 10, 2009, there were no subsequent events which required recognition or disclosure.

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

1. Overview

We provide business solutions for human resources. Our solutions include a comprehensive suite of On-Demand software  applications and complementary services, including outsourcing services and consulting, to help global organizations recruit high performing individuals and to foster optimal work environments to increase employee productivity and retention. We employ a large force of organizational and industrial psychologists and statisticians who study the science of human behavior and its impact on business outcomes. This research is the foundation of our suite of software applications and supporting services that enable our customers to improve business results through human resources.

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the six months ended June 30, 2009 and 2008, revenue from these subscriptions comprised approximately 86.0% and 79.1%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. Since 2005, subscription revenue has represented approximately 80% of our total revenue; we expect that trend to continue.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2008, we had a customer base of approximately 4,400 companies, including approximately 180 companies on the Fortune 500 list published in April 2008. Our customer base includes companies that we billed for services during the year ended December 31, 2008 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $44.5 million, or 56.8%, of our total revenue for the six months ended June 30, 2009.

Over the past nine months, as a result of the adverse financial conditions, growth levels of the global economy have slowed to near historic lows as measured by most indices.  Unemployment in the United States was at a 20 year high of 9.5% in June 2009.  As the economy continues to deteriorate, economists have increased their joblessness estimates to reach double digits nationwide by late 2009 or early 2010.  During the second quarter of 2009, gross domestic product contracted at a 1.0% annual rate.  However, the extent or degree to which we may be affected by these events is extremely difficult to predict.   The uncertain economic prospects being experienced by our customers will likely translate into slower growth, or contraction, for us, since a substantial portion of our business is dependent upon our customers’ hiring and human capital needs.  However, we believe that, by optimizing our internal resources for the current business conditions, we can minimize these adverse effects and emerge from this economic crisis with a stronger and more efficient operating model.

Although our compound annual growth of revenue for the three year period ending December 31, 2008 was 45.9% and our customers have historically renewed their subscriptions at an approximately 90% rate each year, some of our customers, facing uncertainty and cost pressures in their own businesses during the current economic downturn, have indicated that they are waiting to purchase our products and are otherwise increasingly seeking purchasing terms and conditions that are less favorable to us. As a result of this trend, we experienced lower renewal rates during the second half of fiscal 2008, resulting in a renewal rate by aggregate value of multi-year subscriptions for the year ended December 31, 2008 of approximately 75% and as a result we have forecasted lower business levels for 2009.

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

On May 21, 2009, we elected not to renew our secured credit agreement with PNC Bank.  We believe that our cash and short-term investments, our UBS Settlement Agreement for our auction rate securities and our projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

2. Recent Events

During the three months ended March 31, 2009, due to a 32.5% decline in our stock price and market capitalization from the previous quarter, lower projected net income, cash flow estimates and slower projected growth rates in our industry, we reevaluated our goodwill impairment analysis.  Our analysis was performed to determine the implied fair value of our goodwill with neither the write up or write down of any assets or liabilities, nor recording any additional unrecognized identifiable intangible assets.  Based upon our analysis we recorded a goodwill impairment charge of $33.3 million during the quarter ended March 31, 2009. This goodwill impairment charge had no effect on our cash balances.

In response to the challenging macroeconomic environment, the strengthening U.S. dollar relative to other currencies of countries in which we do business, and the slowing or delaying of a number of projects by our customers, we announced during the fourth quarter 2008, a restructuring program involving staff reductions of approximately 12% of our workforce which included one-time severance, outplacement benefits and certain legal fees totaling approximately $2.0 million.  As a result of the continued deterioration in the economic environment during the first quarter of 2009, we executed an additional reduction in force resulting in the elimination of 159 employees, as a result we incurred one-time severance and outplacement benefit costs totaling $1.2 million.

On April 2, 2008, we acquired Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27.9 million, in cash.  The total cost of the acquisition, including legal, accounting, and other fees of $1.1 million, was approximately $29.0 million.  In addition, the acquisition agreement contains an earn out provision which provides for the payment of additional consideration by us based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010.  Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement. Based upon our results for the twelve month period ending June 30, 2009, no earnout is due to the former shareholders of Quorum.  We believe that our acquisition of Quorum broadened our presence in the global recruitment market.

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

3. Sources of Revenue

We derive revenue primarily from two sources: (1) subscription revenue for our solutions, which is comprised of subscription fees from customers accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from customers purchasing additional support that is not included in the basic subscription fee; and (2) fees for discrete professional services.

Our customers primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our customers have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled.   Due to the current economic slowdown, a greater number of our customers are delaying or seeking to revise the terms and conditions of our service agreements.  As a result, we experienced for the quarter ended June 30, 2009 lower than expected renewal rates in the range of 70% - 80% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts rather than our historical renewal rate of more than 90%.  We expect this trend to continue through the end of 2009.

Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in monthly or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As a result of cyclical annual subscription renewals and an increase in the sales volume of our bundled arrangements,, the amount of deferred revenue on our balance sheet has increased.  As of June 30, 2009, deferred revenue increased to $42.2 million from $38.6 million at December 31, 2008. We generally price our solutions based on the number of software applications and services included and the number of customer employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

For the quarter ended June 30, 2009, approximately 78.3% of our total revenue was derived from sales in the United States. Revenue that we generated from customers in the United Kingdom and Germany was approximately 7.9% and 2.5%, respectively, for the quarter ended June 30, 2009. Revenue for all other countries amounted to an aggregate of 11.3%. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the quarter ended June 30, 2009.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands (other than percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenue	$39,465	$56,441	$78,296	$104,648
Subscription revenue as a percentage of total revenue	86.3%	77.4%	86.0%	79.1%
Non-GAAP income from operations	$4,369	$10,886	$8,301	$19,969
Net cash provided by operating activities	$7,485	$12,867	$16,365	$16,426

The following is a discussion of significant terms used in the tables above.

Non-GAAP income from operations.  Non-GAAP income from operations is derived from income (loss) from operations adjusted for noncash or nonrecurring expenses.  We believe that measuring our operations, using non-GAAP income from operations depicts more accurately our ongoing results.

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income (loss) from operations	$1,860	$7,850	$(31,708)	$14,377
Stock-based compensation expense	1,450	1,459	2,695	3,173
Amortization of intangibles associated with acquisitions	1,059	1,577	2,142	2,419
Restructuring charges	—	—	1,156	—
Goodwill impairment charge	—	—	33,329	—
Professional fees associated with joint ventures	—	—	687	—
Non-GAAP income from operations	$4,369	$10,886	$8,301	$19,969

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statements of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provide us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. While subscription revenue as a percentage of total revenue increased to 86%, due to a decrease in other revenue, we expect that the percentage of subscription revenue will remain above our target range of 78% to 82% of our total revenues for the remainder of 2009.

Net cash provided by operating activities. Net cash provided by operating activities is taken from our consolidated statement of cash flows and represents the amount of cash generated by our operations that is available for investing and financing activities. Generally, our net cash provided by operating activities has exceeded our operating income primarily due to the positive impact of deferred revenue and more recently due to the collection of accounts receivables. It is possible that this trend may vary as business conditions change.

Deferred revenue. We generate revenue primarily from multi-year subscriptions for our on-demand talent acquisition and employee performance management solutions. We recognize revenue from these subscription agreements ratably over the hosting period, which is typically one to three years. We generally invoice our customers in quarterly or monthly installments in advance. Deferred revenue, which is included in our consolidated balance sheets, is the amount of invoiced subscriptions in excess of the amount recognized as revenue. Deferred revenue represents, in part, the amount that we will record as revenue in our consolidated statements of operations in future periods. As the subscription component of our revenue has grown and customer willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown.  It is possible that this trend may vary as business conditions change.

The following table reconciles beginning and ending deferred revenue for each of the periods shown, in thousands:

	For the year ended December 31,	For the three months ended June 30,		For the six months ended June 30,
	2008	2009	2008	2009	2008
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$35,076	$41,427	$37,481	$38,638	$35,076
Total invoiced subscriptions during period	166,982	34,837	44,928	70,891	86,489
Subscription revenue recognized during period	(163,420)	(34,041)	(43,668)	(67,306)	(82,824)

Deferred revenue at end of period	$38,638	$42,223	$38,741	$42,223	$38,741

5. Results of Operations

Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the three months ended June 30,					For the six months ended June 30,
	2009			2008		2009			2008
	Amount	Percent of Revenues		Amount	Percent of Revenues	Amount	Percent of Revenues		Amount	Percent of Revenues
Revenue:
Subscription	34,041	86.3%		$43,668	77.4%	67,306	86.0%		$82,824	79.1%
Other	5,424	13.7%		12,773	22.6%	10,990	14.0%		21,824	20.9%
Total revenue	39,465	100.0%		56,441	100.0%	78,296	100.0%		104,648	100.0%
Cost of revenue	13,637	34.6%		17,173	30.4%	27,333	34.9%		30,278	28.9%
Gross profit	25,828	65.4%		39,268	69.6%	50,963	65.1%		74,370	71.1%
Operating expenses:
Sales and marketing	8,241	20.9%		10,988	19.5%	16,946	21.6%		20,877	19.9%
General and administrative	9,917	25.1%		12,845	22.8%	20,790	26.6%		24,838	23.7%
Research and development	2,536	6.4%		4,307	7.6%	5,104	6.5%		8,849	8.5%
Depreciation and amortization	3,274	8.3%		3,278	5.8%	6,502	8.3%		5,429	5.2%
Goodwill impairment charge	—	—%		—	—%	33,329	42.6%		—	—%
Total operating expenses	23,968	60.7%		31,418	55.7%	82,671	105.6%		59,993	57.3%
Income from operations	1,860	4.7%		7,850	13.9%	(31,708)	(40.5	) %	14,377	13.7%
Interest (expense) income, net	(221)	(0.6	) %	320	0.6%	(158)	(0.2	) %	961	0.9%
Investment income (loss), net	247	0.6%		—	—%	(48)	(0.1	) %	—	—%
Income (loss) before income taxes	1,886	4.7%		8,170	14.5%	(31,914)	(40.8	) %	15,338	14.7%
Income tax expense	575	1.5%		2,205	3.9%	1,057	1.4%		4,599	4.4%
Net income (loss)	1,311	3.2%		$5,965	10.6%	(32,971)	(42.2	) %	$10,739	10.3%

Revenue

Total revenue decreased $16.9 million or 30.0% to $39.5 million, subscription revenue decreased $9.6 million or 22.0% to $34.0 million and other revenue decreased by $7.3 million or 57.0% to $5.5 million for the three months ended June 30, 2009, compared to the same periods in 2008.  Subscription revenue represented approximately 86.3% of our total revenue for the three months ended June 30, 2009. Total revenue decreased $26.3 million or 25.1% to $78.3 million, subscription revenue decreased $15.5 million or 18.7% to $67.3 million and other revenue decreased by $10.8 million or 49.5% to $11.0 million for the six months ended June 30, 2009, compared to the same periods in 2008. Subscription revenue represented approximately 86.0% of our total revenue for the six months ended June 30, 2009.

 The decrease in our revenue for the three months ended June 30, 2009, as compared to the same period in 2008, is primarily attributable to the effects arising from the global economic recession, increased pricing pressures, high unemployment, and reduced demand for our products and services.  Based upon the current market conditions, we expect our subscription-based and other revenues to decrease in 2009 over the prior year due to a greater number of customers delaying or looking to revise the terms and conditions of our service agreements, the strengthening US dollar relative to other currencies of countries in which we do business, the loss of RPO customers, and a loss of consulting engagements.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our customers. Additionally, our application hosting costs, amortization of third-party license royalty costs, technical support personnel costs, overhead allocated based on headcount and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, the number of initial implementations versus recurring engagements, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our customer base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.  As our overall revenue declines, we expect our cost of revenue to decline, subject to pricing pressure related to economic conditions and  influenced by the mix of services and software.

Cost of revenue decreased by $3.6 million or 20.9% to $13.6 million and $3.0 million or 9.9% to $27.3 million during the three and six month period ended June 30, 2009, respectively, compared to the same periods in 2008. As a percentage of revenue cost of revenue increased by 4.2% to 34.6% and 6.0% to 34.9% for the three and six months ended June 30, 2009, compared to the same periods in 2008.  The $3.6 million decrease for the three months ended June 30, 2009 was due primarily to reduced staff expense of $2.2 million in connection with reduced headcount of 124 employees from the prior year, mainly from our U.S. operations.  Additionally lower third party fees and decreased reimbursable expenses contributed $0.4 million and $1.0 million, respectively, to the decrease for the quarter ended June 30, 2009 compared to the prior year.   The $3.0 million decrease for the six months ended June 30, 2009 was due to reduced staff expense of $2.2 million, an increase in third party fees, including marketing and agency costs, of approximately $0.3 million and reduced reimbursable expense of $1.1 million for the period ended June 30, 2009, compared to the prior year.

Sales and Marketing (“S&M”) Expense

S&M expense primarily consists of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead.  We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements.   Based on recent economic conditions we have reduced our sales and marketing expenditures to adjust for expected lower rates of growth projections.  However, consistent with our past practice, we intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers at levels we deem appropriate given our current economic conditions.   Although our S&M expense decreased in absolute terms and increased as a percentage of total revenue, we expect our S&M expense to increase, mainly due to our investment in branding.

S&M expense decreased $2.7 million or 24.5% to $8.3 million during the three month period ended June 30, 2009, compared to the same periods in 2008. The $2.7 million decrease for the three months ended June 30, 2009 was due primarily to decreased staff and commission expense of $0.6 million each, reduced bad debt, travel and marketing expense of $0.9 million, $0.3 million and $0.3 million, respectively, compared to the same periods in 2008.   As a percentage of revenue, S&M expense increased from 19.5% to 20.9%, for the three months ended June 30, 2009.

S&M expense decreased $3.9 million or 18.7% to $17.0 million during the six month period ended June 30, 2009, compared to the same periods in 2008. The $3.9 million decrease for the six months ended June 30, 2009 was due primarily to reduced bad debt, commission, travel and benefits expense of $1.5 million, $1.4 million, $0.8 million and $0.2 million, respectively, compared to the same periods in 2008.  As a percentage of revenue, S&M expense increased from 19.9% to 21.6%, for the six months ended June 30, 2009.

General and Administrative (“G&A”) Expense

G&A expense primarily consists of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead.  Based upon the current state of the economy, we believe that general and administrative expenses will remain the same or slightly increase in dollar amount and remain constant as a percentage of total revenue in 2009.

G&A expense decreased $2.9 million or 22.7% to $9.9 million during the three month period ended June 30, 2009, compared to the same period in 2008. The $2.9 million decrease for the three months ended June 30, 2009 was due primarily to a decrease in staff related expense, travel, and rent of $1.6 million, $0.4 million, and $0.2 million respectively, during the three months ended June 30, 2009, compared to the same period in 2008.  In addition professional fees and other expense contributed $0.2 million and $0.5 million to the decrease for the three months ended June 30, 2009, compared to the prior year.  As a percentage of revenue, G&A expense increased from approximately 22.8% to 25.1% for the three months ended June 30, 2009, compared to the same period in 2008.

G&A expense decreased $4.0 million or 16.1% to $20.8 million during the six month period ended June 30, 2009, compared to the same period in 2008. The $4.0 million decrease for the six months ended June 30, 2009, was due primarily to a decrease in staff related expense, travel and entertainment, and temporary help expense of $ 2.8 million, $1.0 million and $0.2 million, respectively, during the six months ended June 30, 2009, compared to the same period in 2008.   As a percentage of revenue, G&A expense increased from 23.7% to 26.6% for the six months ended June 30, 2009, compared to the same period in 2008.

Research and Development (“R&D”) Expense

R&D expense primarily consists of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel and third party consultants.  Our R&D efforts have been devoted primarily to new product offerings and enhancements and upgrades to our existing products.  As a result of these ongoing development efforts, we have capitalized software costs of $2.8 million, $5.0 million, $1.4 million and $3.7 million for the three and six months ended June 30, 2009 and 2008, respectively.  The remaining R&D activities have been expensed as incurred.

R&D expense decreased $1.8 million or 41.9% to $2.5 million during the three month period ended June 30, 2009, compared to the same period in 2008.   The decrease was attributable to a reduction in staff and consulting expense of $1.6 million and $0.2 million, respectively, compared to the same period in 2008.  As a percentage of revenue, R&D expense decreased from approximately 7.6% to 6.4% for the three months ended June 30, 2009, compared to the same period in 2008.

R&D expense decreased $3.7 million or 42.0% to $5.1 million during the six month period ended June 30, 2009, compared to the same period in 2008.   The decrease was attributable to a reduction in staff and consulting expense of $3.4 million and $0.3 million, respectively, compared to the same period in 2008.  As a percentage of revenue, R&D expense decreased from approximately 8.5% to 6.5% for the three months ended June 30, 2009, compared to the same period in 2008.

Depreciation and Amortization

Depreciation and amortization expense remained the same at $3.3 million for the three month period ended June 30, 2009 and increased $1.1 million or 20.4% to $6.5 million during the six month period ended June 30, 2009, compared to the same period in 2008. In the future, we expect depreciation and amortization expense to increase due to additional capital purchases, increased software capitalization, and to a lesser extent the full period effect of our acquired intangibles .

Income tax expense from operations

Income tax expense from operations decreased by $1.6 million or 72.7% to $0.6 million and $3.5 million or 76.1% to $1.1 million during the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2008. The decrease in expense was due to a larger portion of our taxable income being generated in jurisdictions with lower effective tax rates and decreasing in jurisdictions with higher tax rates.

6. Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our revolving credit facilities and the issuance of equity. As of June 30, 2009, we had cash and cash equivalents of $25.4 million and investments of $21.8 million . In addition, we had no debt and approximately $0.2 million in capital equipment leases.

Our cash provided from operations was $16.4 million for the six months ended June 30, 2009 and 2008.  Cash used in investing activities was $12.8 million for the six months ended June 30, 2009 and $1.9 million for the six months ended June 30, 2008.  Cash provided by financing activities was less than $0.1 million for the six months ended June 30, 2009 and cash used in financing activities was $29.4 million for the six months ended June 30, 2008.  Our net increase in cash and cash equivalents was $3.6 million for the six months ended June 30, 2009, resulting primarily from our operating activities, and our net decrease in cash and cash equivalents was $14.9 million for the six months ended June 30, 2008, resulting primarily from our financing activities.   We expect positive cash flow to continue in future periods.

As of June 30, 2009, we held auction rate securities with a fair value of $15.9 million and par value of $17.4 million. Our auction rate securities portfolio includes investments rated A and AAA and comprised of federally and privately insured student loans. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term. We believe that based upon our current cash and cash equivalent balances, the current lack of liquidity in the auction rate securities market will not have a material impact on our liquidity or our ability to fund our operations.

Our auction rate securities were acquired through UBS AG.  Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into agreements with governmental agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement with UBS which provides us (1) with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, (2) the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) provides UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012. (See Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information).

On May 21, 2009, we elected not to renew our secured credit agreement with our bank and as a result, no longer have a revolving credit facility or other debt financing arrangement.  We believe that our cash and short-term investments, our UBS Settlement Agreement for our auction rate securities and our projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months

In connection with our November 8, 2007 and February 20, 2008 stock repurchase plans we repurchased 1.3 million shares of our common stock at an average price of $18.66 per share and an aggregate cost of $24.6 million for the six months ended June 30, 2008.

Operating Activities

 Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software subscriptions. Payments from customers for subscription agreements are generally received near the beginning of the contract term, which can vary from one to six years in length. We also generate significant cash from our recruitment services and to a lesser extent our consulting services. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities.

Net cash provided by operating activities was $16.4 million for the six months ended June 30, 2009 and 2008.  Net cash provided by operating activities for the six months ended June 30, 2009 resulted primarily from a net loss of approximately $33.0 million, increase in deferred tax benefits of $1.0 million and changes in working capital of $1.4 offset by non-cash charges to net income of $9.4 million, a non-cash goodwill impairment charge of $33.3 million, an increase in deferred revenue of $3.4 million, and a decrease in accounts receivables of approximately $5.7 million.  Net cash provided by operating activities for the six months ended June 30, 2008 resulted primarily from net income of approximately $10.7 million, non-cash charges to net income of $9.9 million, an increase in deferred revenue of $3.7 million and a deferred taxes of $0.9 million, partially offset by changes in working capital of $4.6 million, an increase in accounts receivable of $4.0 million and a reduction in taxes payable resulting from the excess tax benefits from share based payments of $0.2 million.

Investing Activities

Net cash used in investing activities was $12.8 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively, and consisted of the following, in millions:

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Scottworks acquisition	$—	$	(0.1)
StraightSource acquisition	(3.1)		(1.1)
Knowledge Workers acquisition	—		(0.1)
Gantz Wiley Research acquisition	—		(0.6)
HRC acquisition	(0.2)		(0.3)
Quorum acquisition	(0.4)		(19.4)
Capitalized software and purchases of computer hardware	(7.4)		(11.4)
Purchases of available-for-sale securities	(3.8)		(22.7)
Sales of available-for-sale securities	2.3		53.8
Sales of trading securities	1.2		—
Investment in joint venture	(1.4)		—
Total cash flows (used in) and provided by investing activities	$(12.8)		$1.9

In the future, we expect our capital expenditures to increase as business needs arise.

Financing Activities

Net cash provided by and used in financing activities was less than $0.1 million and $29.4 million for the six months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2008, net cash used in financing activities consisted of repurchases of our common shares of $29.8 million and repayments of our capital lease obligations of $0.1 million, partially offset by net proceeds from stock option exercises of $0.3 million, excess tax benefits from share-based payment arrangements of $0.1 million and proceeds from our employee stock purchase plan of $0.1 million.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We derive our revenue from two sources: (1) subscription revenues for solutions, which are comprised of subscription fees from customers accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for professional services, translation services and reimbursed out-of-pocket expenses. Because we provide our solutions as a service, we follow the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition”. On August 1, 2003, we adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the service has been provided to the customer;

•	the collection of the fees is probable; and

•	the amount of fees to be paid by the customer is fixed or determinable.

Subscription Fees and Support Revenues. Subscription fees and support revenues are recognized ratably over the lives of the contracts. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

In accordance with EITF 01-14, “Out-of-Pocket Expenses Incurred” we record reimbursements received for out-of-pocket expenses as revenue and not netted with the applicable costs.  These items primarily include travel, meals and certain telecommunication costs.  Reimbursed expenses totaled $0.5 million, $1.1 million, $1.5 million, and $2.1 million for the three and six months ended June 30, 2009 and 2008, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from customers’ inability to pay us. The provision is based on our historical experience and for specific customers that, in our opinion, are likely to default on our receivables from them. In order to identify these customers, we perform ongoing reviews of all customers that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. In addition, we have experienced significant growth in number of customers, and we have less payment history to rely upon with these customers. We rely on historical trends of bad debt as a percentage of total revenue and apply these percentages to the accounts receivable associated with new customers and evaluate these customers over time. To the extent that our future collections differ from our assumptions based on historical experience, the amount of our bad debt and allowance recorded may be different.

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

Based on the analysis, a goodwill impairment charge of $33.3 million and $167.0 million for the three months ended June 30, 2009 and December 31, 2008, respectively, was recorded. The goodwill impairment charge had no effect on our cash balances.

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

During 2008, as a result of the deterioration in the credit markets, our auction rate securities failed to trade at recent auctions due to insufficient bids from buyers. These events have led to uncertainty surrounding the short-term liquidity of our auction rate security investments.   Due to our ability to liquidate these securities within the next twelve months, we have reclassified our auction rate securities to short-term investments on our Consolidated Balance Sheet as of June 30, 2009.

Our auction rate securities, which have a par value of $17.4 million at June 30, 2009, were acquired through UBS AG. Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement (the “UBS Settlement Agreement”) with UBS AG which provides us (1)  with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, (2)  the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and provides UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012. (See Note 3 to the Consolidated Financial Statements).  As a result of the execution of the UBS Settlement Agreement, we determined that we no longer had the intent and ability to hold the ARS until maturity or until the ARS market would recover.  Based on this unusual circumstance related to the signing of the USB Settlement Agreement, we transferred these investments from available–for-sale to trading securities and began recording the change in fair value of the ARS in as gains or losses in current period earnings.

During the fourth quarter of 2008, we elected to measure the value of our option to put the securities (“put option”) to UBS AG under the fair value option of SFAS No. 159.   As a result, at December 31, 2008, we recorded non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2,219.   At June 30, 2009, the put option’s estimated fair value decreased to $1,444, resulting in a non-operating loss of $214 during the quarter.  The estimated fair value of the put option as of June 30, 2009 was based in part on an expected life of twelve months and a discount rate of 2.81%.   As a result of the transfer of the ARS from available-for-sale to trading investment securities noted above, we also recorded a non-operating gain during the three and six months ended June 30, 2009 representing an increase in their estimated fair value of approximately $397 and $664, respectively.   The recording of the gain relating to the increase in the fair value of the ARS and the recognition of the loss on the put option resulted in an overall net gain of approximately $183 for the three months ended June 30, 2009 and a net loss of approximately $112 for the six months ended June 30, 2009.

We anticipate that any future changes in the fair value of our put option under the UBS Settlement Agreement will partially be offset by the changes in the fair value of the related auction rate securities and may result in a material net impact to our consolidated statement of operations. Our option to put the securities under the UBS Settlement Agreement will continue to be measured at fair value utilizing Level 3 inputs as defined by SFAS 157 until the earlier of its maturity or exercise.

The fair values of our auction rate securities are estimated utilizing a discounted cash flow analysis or other types of valuation models as of June 30, 2009 rather than at par. These analyses are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Any changes in fair value for our auction rate securities, which we attribute to market liquidity issues rather than credit issues, are recorded in our statement of operations.

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

The stage-one Monte Carlo simulation requires a variety of assumptions about both the statistical properties of our shares as well as potential reactions to such share price movements by management.  Such assumptions include the natural logarithm of our stock price, a random log-difference using the Russell 2000 stock index and a random variable using the specific deviations of our returns relative to the returns dictated by the Capital asset pricing model.

Accounting for Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. As of June 30, 2009 and December 31, 2008, self-insurance accruals totaled approximately $0.5 million and $0.6 million, respectively. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management's estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S. generated sales would have not resulted in a material change to our results.  As of June 30, 2009 we were not involved in any foreign currency hedging activities.

       The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were a decrease of $0.9 million and $3.9 million for the six months ended June 30, 2009 and year ended December 30, 2008, respectively, and are included in other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have a significant effect on our interest income for the three and six months ended June 30, 2009 and 2008.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

On June 11, 2009 and July 16, 2009, two putative class actions were filed against us and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007.  The complaints in these actions generally allege violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by us.  Pursuant to the Private Securities Litigation Reform Act, any member of the purported class who wishes to be appointed “lead plaintiff” must file a motion seeking such designation on or before August 10, 2009.  According to the Court’s current scheduling order, a hearing regarding the appointment of lead plaintiff will take place on September 9, 2009; whoever is appointed lead plaintiff will have until September 30, 2009 to file an amended complaint; and defendants will have until October 21, 2009 to file their response to the complaint.  We intend to vigorously defend these actions.  The potential impact of these actions, which seek unspecified damages, attorneys fees and expenses, is uncertain.

We also are involved from time to time in claims which arise in the ordinary course of business.  In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters.

Litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, could have a material adverse effect on our business, financial condition and operating results.

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially affect our business, financial condition or future results of operations.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 20, 2009 (the “Annual Meeting”).

At the Annual Meeting, Troy A. Kanter, Renee B. Booth and Rebecca J. Maddox were each nominated for, and reelected by the shareholders to, our Board of Directors (the “Board”).  The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	For	Withheld
Troy A. Kanter	19,347,356	916,481
Renee B. Booth	18,982,472	1,281,365
Rebecca J. Maddox	18,982,472	1,281,365

Troy A. Kanter, Renee B. Booth and Rebecca J. Maddox will continue to serve on our Board along with Joseph A. Konen, Richard J. Pinola, Barry M. Abelson, Nooruddin S. Karsan and John A. Nies, each of whose terms continued after the Annual Meeting.

Also at the Annual Meeting, the selection of Grant Thornton LLP as our independent registered public accounting firm for 2009 was ratified.  The number of votes cast for, against and abstentions and the number of broker non-votes with respect to the selection is set forth below:

	For	Against	Abstain	Broker Non- Votes
Ratification of Grant Thornton LLP	20,262,842	—	995	—

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

August 10, 2009
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