Form 10-Q
period 2009-09-30
KENEXA CORP
filed 2009-11-09
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐   No  ☒

On November 9, 2009, 22,553,686 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended September 30, 2009
Table of Contents

PART I FINANCIAL INFORMATION
Item 1: Financial Statements
Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$28,224	$21,742
Short-term investments	22,000	4,512
Accounts receivable, net of allowance for doubtful accounts of $2,235 and $3,755, respectively	29,809	33,518
Unbilled receivables	5,613	5,849
Income tax receivable	1,155	1,238
Deferred income taxes	4,778	4,615
Prepaid expenses and other current assets	7,183	3,745
Total Current Assets	98,762	75,219
Long-term investments	—	16,513
Property, plant and equipment, net of accumulated depreciation	19,437	20,175
Software, net of accumulated amortization	16,188	11,025
Goodwill	314	32,366
Intangible assets, net of accumulated amortization	9,392	13,414
Deferred income taxes, non-current	39,901	39,465
Deferred financing costs, net of accumulated amortization	—	364
Other long-term assets	9,835	9,924
Total assets	$193,829	$218,465

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$6,922	$6,448
Notes payable, current	12	40
Commissions payable	709	559
Accrued compensation and benefits	5,041	4,010
Other accrued liabilities	6,149	10,090
Deferred revenue	44,192	38,638
Capital lease obligations	214	143
Total current liabilities	63,239	59,928

Capital lease obligations, less current portion	310	108
Notes payable, less current portion	—	41
Deferred income taxes	1,202	1,789
Other liabilities	86	63
Total liabilities	64,837	61,929

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $0.01; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 22,553,686 and 22,504,924 shares issued and outstanding, respectively	226	225
Additional paid-in-capital	273,758	269,365
Accumulated deficit	(142,006)	(110,633)
Accumulated other comprehensive loss	(3,093)	(2,421)
Total Kenexa Corporation shareholders’ equity	128,885	156,536
Non-controlling interest	107	—
Total shareholders’ equity	128,992	156,536

Total liabilities and shareholders’ equity	$193,829	$218,465

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Subscription	$33,221	$43,031	$100,527	$125,855
Other	7,093	10,995	18,083	32,819
Total revenues	40,314	54,026	118,610	158,674
Cost of revenues	13,129	16,461	40,462	46,739
Gross profit	27,185	37,565	78,148	111,935

Operating expenses:
Sales and marketing	9,083	10,298	26,029	31,175
General and administrative	10,182	12,649	30,972	37,487
Research and development	2,453	3,756	7,557	12,605
Depreciation and amortization	3,582	3,337	10,084	8,766
Goodwill impairment charge	—	—	33,329	—
Total operating expenses	25,300	30,040	107,971	90,033
Income (loss) from operations	1,885	7,525	(29,823)	21,902
Interest (expense) income, net	(28)	255	(186)	1,216
Investment income (loss), net	102	—	54
Income (loss) before income taxes	1,959	7,780	(29,955)	23,118
Income tax expense	361	2,356	1,418	6,955
Net income (loss)	$1,598	$5,424	$(31,373)	$16,163

Basic net income (loss) per share	$0.07	$0.24	$(1.39)	$0.71
Weighted average shares used to compute net income (loss) per share – basic	22,539,717	22,551,225	22,525,144	22,852,499
Diluted net income (loss) per share	$0.07	$0.24	$(1.39)	$0.70
Weighted average shares used to compute net income (loss) per share – diluted	22,920,935	22,788,468	22,525,144	23,084,524

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Nine months ended September 30, 2009 and year ended December 31, 2008
	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non- controlling interest	Comprehensive income (loss)
Balance, December 31, 2007	$240	$291,942	$(5,941)	$1,407	$287,648	$—	$24,859
Common stock repurchase	(17)	(30,260)	—	—	(30,277)	—	—
Loss on currency translation adjustments	—	—	—	(3,861)	(3,861)	—	(3,861)
Unrealized gain on short-term investments	—	—	—	33	33	—	33
Share-based compensation expense	—	5,761	—	—	5,761	—	—
Excess tax benefits from share-based payment arrangements	—	169	—	—	169	—	—
Option exercises	1	366	—	—	367	—	—
Employee stock purchase plan	—	338	—	—	338	—	—
Common stock issuance for Straight Source earn out	1	1,049	—	—	1,050	—	—
Net loss	—	—	(104,692)	—	(104,692)	—	(104,692)
Balance, December 31, 2008	$225	$269,365	$(110,633)	$(2,421)	$156,536	$—	$(108,520)
Loss on currency translation adjustments	—	—	—	(604)	(604)	—	(604)
Unrealized loss on short-term investments	—	—	—	(68)	(68)	—	(68)
Share-based compensation expense	—	4,080	—	—	4,080	—	—
Option exercises	1	69	—	—	70	—	—
Employee stock purchase plan	—	244	—	—	244	—	—
Non-controlling interest	—	—	—	—	—	107	—
Net loss	—	—	(31,373)	—	(31,373)	—	(31,373)
Balance, September 30, 2009 (unaudited)	$226	$273,758	$(142,006)	$(3,093)	$128,885	$107	$(32,045)

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(31,373)	$16,163
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	10,084	8,766
Loss on change in fair market value of ARS and put option, net	9	—
Goodwill impairment charge	33,329	—
Share-based compensation expense	4,080	4,430
Excess tax benefits from share-based payment arrangements	—	(192)
Amortization of deferred financing costs	364	224
Bad debt (recoveries) expense	(471)	1,293
Deferred income tax (benefit) expense	(1,118)	1,213
Changes in assets and liabilities, net of business combinations
Accounts and unbilled receivables	4,272	(3,705)
Prepaid expenses and other current assets	(1,907)	(462)
Income taxes receivable	83	—
Other long-term assets	(903)	(2,659)
Accounts payable	336	584
Accrued compensation and other accrued liabilities	180	(2,424)
Commissions payable	149	(64)
Deferred revenue	5,433	1,919
Other liabilities	(34)	8
Net cash provided by operating activities	22,513	25,094

Cash flows from investing activities
Capitalized software and purchases of property, plant and equipment	(10,923)	(16,609)
Purchase of available-for-sale securities	(4,765)	(25,195)
Sale of available-for-sale securities	2,572	57,931
Sale of trading securities	1,650	—
Acquisitions and joint ventures, net of cash acquired	(4,795)	(29,747)
Net cash released from escrow for acquisitions	—	(80)
Net cash used in investing activities	(16,261)	(13,700)

Cash flows from financing activities
Repayments of notes payable	(73)	(33)
Proceeds from common stock issued through Employee Stock Purchase Plan	244	255
Repurchase of common stock	—	(29,842)
Excess tax benefits from share-based payment arrangements	—	192
Net proceeds from option exercises	70	366
Repayment of capital lease obligations	(237)	(174)
Net cash provided by (used in) financing activities	4	(29,236)

Effect of exchange rate changes on cash and cash equivalents	226	(692)
Net increase (decrease) in cash and cash equivalents	6,482	(18,534)
Cash and cash equivalents at beginning of period	21,742	38,032
Cash and cash equivalents at end of period	$28,224	$19,498

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$190	$138
Income taxes	$4,634	$2,987
Non-cash investing and financing activities
Capital Leases	$513	$260
Common stock issuance for earn out	$1,050	$1,050

See notes to consolidated financial statements

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation, and its subsidiaries (collectively the "Company" or “Kenexa”), commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, the Company offered its first automated talent management system. Since 1994, the Company has acquired 28 businesses that enables it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.

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

2. Summary of Significant Accounting Policies

In June 2009, the FASB issued ASU 2009-01, Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles , to codify in ASC 105, Generally Accepted Accounting Principles , FASB Statement 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles , which was issued to establish the Codification as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities. The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has revised its references to pre-Codification GAAP and noted no impact on the financial condition or results of operations of the Company.

The accompanying consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the nine months ended September 30, 2009 and 2008 have been made.  The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009 or for any other interim period.  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2008.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Kenexa Corporation and its subsidiaries and Joint Venture described in note number five.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.  Reclassifications to the December 31, 2008 consolidated balance sheet include a transfer of $7,185 relating to software in development from property and equipment to software.  Reclassifications to the September 30, 2008 consolidated statement of cash flows include a transfer of $1,147 from accounts and unbilled receivables to bad debt expense.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable at September 30, 2009 and December 31, 2008 approximate fair value of these instruments.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated due to the large number of customers comprising the Company's customer base and their dispersion across various industries.  The Company does not require collateral.  The customers are concentrated primarily in the Company's U.S. market area.  At September 30, 2009 and December 31, 2008, there were no customers that represented more than 10% of the net accounts receivable balance.   For the three and nine months ended September 30, 2009 and 2008, there were no customers that individually exceeded 10% of the Company's revenues.

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

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks at September 30, 2009 and December 31, 2008 totaled $7,776 and $6,935, respectively, and represented 27.6% and 31.9%, respectively, of our total cash and cash equivalents balance at the end of each period.

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments are reported in the shareholders’ equity section of the consolidated balance sheet and resulted in a net reduction in shareholders’ equity of $604 and $3,861 for the periods ended September 30, 2009 and December 31, 2008, respectively.  The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Software Developed for Internal Use

In accordance with Financial Accounting Standards Board Accounting Standards Classification (“FASB ASC”) 605, Revenue Recognition-Multiple Element Arrangements, the Company applies FASB ASC 350, Intangibles-Goodwill and Other, Internal-Use Software.  The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.  Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in these consolidated financial statements.

The Company capitalized internal-use software costs for the nine month period of September 30, 2009 and the year ended December 31, 2008 of $7,335 and $8,137, respectively. Amortization of capitalized internal-use software costs for the nine months ended September 30, 2009 and 2008 was $1,882 and $951, respectively.

Investments

Investments at September 30, 2009 and December 31, 2008 include floating rate letter of credit backed securities and municipal bonds.  The maturities of these securities range from one day to one year and are rated A to AAA by various rating agencies.  The floating rate letter of credit backed securities and municipal bonds are recorded at fair value based on current market rates and are classified as available-for-sale.  Changes in the fair value are included in accumulated other comprehensive loss in the accompanying consolidated financial statements.

Investments at September 30, 2009 and December 31, 2008 also include auction rate securities which were originally purchased with ratings ranging from A to AAA by various rating agencies.  The auction rate securities are recorded at fair value using the discounted cash flow model and are classified as trading securities.  Changes in the fair value are included in the statement of operations in the accompanying consolidated financial statements.  Both the cost and realized gains and losses of these securities are calculated using the specific identification method.

Investment income

Investment income as presented in the following table includes changes in the fair value of auction rate securities and put option related to the UBS Settlement Agreement, net and investment in joint ventures:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Gain (loss) on auction rate securities and put option, net	$102	$(10)
Other income	—	64
Investment income, net	$102	$54

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

Other Long-Term Assets

Other long-term assets as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Acquisition related escrow balances (1)	$1,440	$1,440
Security deposits	1,703	1,966
Deferred implementation costs	5,347	3,314
Fair value of put option (“UBS Settlement Agreement”)	—	2,219
Other long-term assets	1,345	985
Total other long-term assets	$9,835	$9,924

(1)	Upon completion of the escrow term and settlement of any outstanding claims, all remaining escrow balances are reclassified to additional purchase consideration for the respective acquisition.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management's judgment and historical experience. At September 30, 2009 and December 31, 2008, self-insurance accruals totaled $510 and $560, respectively.  Management continuously reviews the adequacy of the Company's stop loss insurance coverage. Material differences may result in the amount and timing of health insurance expense if actual experience differs significantly from management's estimates.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Goodwill

Since 2002, the Company has recorded goodwill in accordance with the provisions of FASB ASC, 350, Intangibles-Goodwill and Other, which discontinued the amortization of existing goodwill and instead requires the Company to annually review the carrying value of goodwill for impairment. Prior to 2007, the Company evaluated the carrying value of its goodwill under two reporting units within its single segment.  During 2007, the Company combined those two reporting units into a single reporting unit to be in alignment with its organizational and management structure which was evaluated and restructured as part of the integration of our acquired businesses.  As a result of the change, the Company now evaluates goodwill at the enterprise or Company level.

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

The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes and escrow adjustments, acquisitions and impairment charges, for the period ended September 30, 2009 and the year ended December 31, 2008 are as follows:

Balance as of December 31, 2007	$173,502
Acquisitions or adjustments:
ScottWorks	85
Webhire	311
Knowledge Workers	100
Gantz Wiley Research	398
BrassRing	(121)
Psychometrics Services Ltd.	3,383
StraightSource	6,051
HRC Human Resources Consulting GmbH	330
Quorum (2008 acquisition)	15,338
Impairment charge	(167,011)
Balance as of December 31, 2008	$32,366
Acquisitions or adjustments:
StraightSource	125
HRC Human Resources Consulting GmbH	195
Quorum	957
Impairment charge	(33,329)
Balance as of September 30, 2009	$314

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

 The Company derives its revenue from two sources: (1) subscription revenue for solutions, which is comprised of subscription fees from customers accessing the Company’s on-demand software, consulting services, outsourcing services and proprietary content, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete professional services. Because the Company provides its solution as a service, the Company follows the provisions of FASB ASC 605, Revenue Recognition-Multiple Element Arrangements. The Company recognizes revenue when all of the following conditions are met:

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

The Company records expenses billed to customers in accordance with FASB ASC, 605 Revenue Recognition-Principal Agent Considerations, which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and certain telecommunication costs. For the three and nine months ended September 30, 2009 and 2008 reimbursed expenses totaled $526 and $1,593 and $1,343 and $3,464, respectively.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

 Earnings (Loss) Per Share

The Company follows FASB ASC 260, Earnings Per Share, which requires companies that are publicly held or have complex capital structures to present basic and diluted earnings per share on the face of the statement of operations.  Earnings (loss) per share is based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the Company's non-interest bearing convertible stock and the exercise of options if they are dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  The common stock equivalents of stock options issued and outstanding were not included in the computation of diluted earnings per share for the period then ended as they were antidilutive and are presented in the table below.

Basic and diluted earnings (loss) per share are computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$1,598	$5,424	$(31,373)	$16,163

Denominator:
Weighted average shares used to compute net income (loss) per common share - basic	22,539,717	22,551,225	22,525,144	22,852,499
Effect of dilutive stock options	381,218	237,243	—	232,025
Weighted average shares used to compute net income (loss) per common share – dilutive	22,920,935	22,788,468	22,525,144	23,084,524

Basic net income (loss) per share	$0.07	$0.24	$(1.39)	$0.71

Diluted net income (loss) per share	$0.07	$0.24	$(1.39)	$0.70

Total antidilutive stock options issued and outstanding	1,894,956	764,400	1,966,056	764,400

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

Share-based Compensation Expense

On January 1, 2006, the Company adopted FASB ASC 718, Compensation-Stock Compensation using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006.  Following the adoption the Company recognized the cost of previously granted share-based awards under the straight-line basis over the remaining vesting period.  The compensation expense for new share-based awards with a service condition that cliff vest, is recognized on a straight-line basis over the award’s requisite service period.  For those awards with a service condition that have graded vesting, compensation expense is calculated using the graded-vesting attribution method.   This method entails recognizing expense on a straight-line basis over the requisite service period for each separately vesting portion as if the grant consisted of multiple awards, each with the same service inception date but different requisite service periods.  This method accelerates the recognition of compensation expense.  In accordance with FASB ASC 18, the pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method.

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

Adoption of new accounting pronouncements

In May 2009, the FASB issued ASC 855, “Subsequent Events”. ASC 855 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim or annual financial periods ending after September 15, 2009. The Company has evaluated ASC 855 and has determined that it will not have a significant impact on the determination or reporting of our financial results for the period ended September 30, 2009.

In April 2009, the FASB issued ASC 805 “Business Combinations,” which amends ASC 805 by establishing a model to account for certain pre-acquisition contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in ASC 450, “Contingencies”. In the first quarter of 2009, we adopted ASC 805 and will apply its provisions when applicable.

In September 2006, the FASB issued FASB ASC 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. FASB ASC 820 is effective for periods beginning after November 15, 2007. The Company adopted this standard with respect to its financial assets effective January 1, 2008. In February 2008, the FASB amended certain provisions of ASC 820 delaying its effective date for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Footnote 3 of the Notes to the Consolidated Financial Statements for further detail regarding the impact of our adoption of ASC 820 for financial assets.

In February 2007, the FASB issued FASB ASC 825, Financial Instruments which permits the Company to choose to measure many financial instruments and certain other items at fair value. The Company adopted ASC 825 as of January 1, 2008. The adoption did not impact the Company’s consolidated financial statements on the date of adoption.  However, during the fourth quarter of 2008, the Company elected to measure at fair value the put option related to its UBS Settlement Agreement.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010, however companies may adopt as early as interim periods ended September 30, 2009. The Company is currently assessing the potential impact of this standard, but does not expect the adoption of the standard will have a material impact on the financial condition or results of operations of the Company.

In June 2009, the FASB issued new accounting guidance for variable interest entities. The new guidance includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a variable interest entity (“VIE”), which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE. The new guidance is effective for annual reporting periods that begin after November 15, 2009 and applies to all existing and new VIEs. The Company is currently evaluating the impact of adopting this new guidance.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments

Short-term investments as of September 30, 2009 and December 31, 2008 consisted of the following securities:

	September 30, 2009	December 31, 2008
Municipal securities	$6,638	$4,512
Auction rate securities	15,362	—
Total short-term investments	$22,000	$4,512

During the nine months ended September 30, 2009, the Company continued to experience failed auctions for thirteen tax exempt auction rate securities (“ARS”) issues representing principal of $15,362.  Nine of these ARS are guaranteed by the Family Federal Educational Loan Program with the remainder being insured by private issuers. Due to the ability to liquidate its ARS issues, in accordance with the arrangement discussed below, within the next twelve months, the Company has reclassified these investments to short-term assets as of September 30, 2009.  These securities will continue to accrue interest at the contractual rate and will be auctioned at preset intervals.

As of September 30, 2009 the ARS, which were acquired through UBS AG, had a par value of $16,925. Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, the Company entered into an agreement (the “UBS Settlement Agreement”) with UBS AG which provides (1) the Company with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, and  (2) the Company the right to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012.  As a result of the execution of the UBS Settlement Agreement, the Company determined that it no longer had the intent and ability to hold the ARS until maturity or until the ARS market would recover.  Based on this unusual circumstance related to the signing of the UBS Settlement Agreement, the Company transferred these investments from available–for-sale to trading securities and began recording the change in fair value of the ARS as gains or losses in current period operations.

Also, during the fourth quarter of 2008, the Company elected to measure the value of its option to put the securities (“put option”) to UBS AG under the fair value option of FASB ASC 825, Financial Instruments.   As a result, at December 31, 2008, the Company recorded a non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2,219.  At September 30, 2009, the put option’s estimated fair value increased to $1,553, resulting in a non-operating gain of $109 during the quarter.  The estimated fair value of the put option as of September 30, 2009 was based in part on an expected life of twelve months and a discount rate of 1.73%.  As a result of the transfer of the ARS from available-for-sale to trading investment securities noted above, the Company also recorded a non-operating loss during the three months ended September 30, 2009 of approximately $7 and also recorded a non-operating gain during the nine months ended September 30, 2009 representing an increase in the estimated fair value of ARS of approximately $656.   The recording of the loss relating to the decrease in the fair value of the ARS and the recognition of the gain on the put option resulted in an overall net gain of approximately $102 for the three months ended September 30, 2009 and a net loss of approximately $9 for the nine months ended September 30, 2009.

The Company adjusted the fair value of its ARS investment portfolio using a discounted cash flow model to determine the estimated fair value of its ARS investments as of September 30, 2009.  The assumptions used in preparing the discounted cash flow model include level three inputs, as defined in FASB ASC 820, Fair Value Measurements and Disclosure, and are presented in the following table:

Amounts
Maximum auction rate (interest rate)	1.48%
Liquidity risk premium	5.00%
Probability of earned maximum rate until maturity	0.18%
Probability of default	21.14%

Based on the results of the discounted cash flow analysis, the Company determined that the fair value of its investment in its ARS should be discounted from par value by approximately $1,563 to $15,362 at September 30, 2009.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments (Continued)

The Company has investments that are valued in accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosure. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820, Fair Value Measurements and Disclosure establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The estimated fair value of the Company’s municipal investments on September 30, 2009 and December 31, 2008 of $6,638 and $4,512, respectively, was determined based upon quoted prices in active markets for identical assets or Level 1 inputs.  The estimated fair value of the Company’s auction rate securities on September 30, 2009 and December 31, 2008 of $15,362 and $16,513, respectively, was determined based upon significant unobservable inputs or Level 3 inputs.

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 is presented below:

Auction rate securities
Balance at December 31, 2008	$16,513
Total net realized gains
Included in earnings	656
Settlements	(1,807)
Balance at September 30, 2009	$15,362

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008 is presented below:

Auction rate securities
Balance at December 31, 2007	$29,900
Total net realized losses
Included in earnings	816
Included in accumulated other comprehensive loss	(1,293)
Settlements	(11,603)
Balance at September 30, 2008	$17,820

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions

Quorum International Holdings Limited

On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27,950, in cash, of which $19,753 was paid in April 2008 and $8,197 was paid in July 2008.  The total cost of the acquisition, including legal, accounting, and other fees of $1,050, was approximately $29,000, including acquired intangibles of $8,633, with estimated useful lives between 3 and 10 years.  In addition, the acquisition agreement contains an earn out provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month periods ending June 30, 2009 and June 30, 2010.  Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement.  Pursuant to FASB ASC 805, Business Combinations, the Company accrues contingent purchase consideration when the outcome of the contingency is determinable beyond a reasonable doubt.  Based upon the results for the twelve month period through June 30, 2009, it was determined that no earnout payment was due to the former shareholders of Quorum for the June 2009 payment.  In addition, as of September 30, 2009, the June 30, 2010 earnout amount was substantially uncertain, and, as such, the estimated earn out range is not possible to disclose.  The Company evaluates the earnout provisions contained in the acquisition agreement at each financial statement reporting date.  In connection with the acquisition, $780 of the purchase price was deposited into an escrow account and recorded in other long-term assets, to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement.  The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of Quorum.  The Company expects that the acquisition of Quorum will broaden our presence in the global recruitment market.  The purchase price and related purchase price allocations have been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  Quorum’s results of operations were included in the Company’s consolidated financial statements beginning on April 2, 2008.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Joint Venture Agreement

On January 20, 2009, the Company entered into an ownership interest transfer agreement with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China for $1,357.  The initial investment provided the Company with a 46% ownership in the new entity Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “Joint Venture”) and a presence in China’s growing human capital management market.  Based upon adjusted EBITDA, as defined in the agreement, for each of the years ended 2008, 2009 and 2010, the Company will acquire an additional 1% ownership per year for each of the years ended 2009, 2010 and 2011 in the joint venture.

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

Under the terms of the Joint Venture agreement the Company has the right to acquire R and J’s remaining interest in the Joint Venture at any time after the earlier of the termination of the general manager’s employment by the Joint Venture or during the first three months of any calendar year beginning on or after January 1, 2013.  The purchase price for the remaining ownership interest is based upon the outstanding ownership interest multiplied by the sum of the amount of free cash flow plus four and one half times the Adjusted EBITDA, as defined.  R and J may also require the Company to purchase its interest in the Joint Venture at any time after the earlier of the Company’s acquisition of more than fifty percent of the Joint Venture or January 1, 2011.

In accordance ASC 810, “Variable Interest Entities,” the Joint Venture qualified for consolidation as the Joint Venture was determined to be a variable interest entity and the Company as its primary beneficiary.  The equity interests of R and J not owned by the Company are reported as a non-controlling interest in the Company’s September 30, 2009 balance sheet.

The determination of the primary beneficiary was based, in part, upon a qualitative assessment which included the Company’s commitment to finance the Joint Venture’s operations, the level of involvement in the Joint Venture’s operations, the use of the Company’s brand by the Joint Venture, and the lack of equity “at risk” by R and J given its put option.  The Joint Venture is consolidated with the Company’s subsidiaries because of the Company’s commitment to provide required financing and as well as its significant involvement in the day-to-day operations.  All inter-company transactions are eliminated (see Note 2 – Summary of Significant Accounting Policies.)

The Joint Venture was financed with $307 in initial equity contributions from the Company and R and J, and has no borrowings for which its assets would be used as collateral.  On September 30, 2009 the Company provided $160 of financing for the Joint Venture.  The creditors of the Joint Venture do not have recourse to other assets of the Company.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6. Property, Plant, Equipment and Software

A summary of property, plant, equipment and software and related accumulated depreciation and amortization as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
Equipment	$16,708	$15,112
Purchased Software	5,690	5,099
Software in development	4,226	7,185
Software developed	18,904	8,900
Office furniture and fixtures	2,426	2,370
Leasehold improvements	2,724	2,744
Land	640	643
Building	7,434	6,771
	58,752	48,824
Less accumulated depreciation and amortization	23,127	17,624
	$35,625	$31,200

Depreciation and amortization expense is excluded from cost of revenues.

Equipment and office furniture and fixtures included assets under capital leases totaling $2,714 and $2,612 at September 30, 2009 and December 31, 2008, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $6,902 and $4,945 for the nine months ended September 30, 2009 and 2008, respectively.

Pursuant to FASB ASC 360, Property Plant and Equipment, the Company reviewed its fixed assets and determined that the fair value exceeded the carrying value, and therefore did not record any fixed asset impairment.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2009	December 31, 2008
Accrued professional fees	$376	$131
Straight line rent accrual	2,144	1,904
Other taxes payable (non-income tax)	798	450
Income taxes payable	2,137	3,549
Other liabilities	694	1,056
Contingent purchase price	—	3,000
Total other accrued liabilities	$6,149	$10,090

8. Line of Credit

On May 21, 2009, based upon its current liquidity needs, the Company elected not to renew its secured credit agreement with PNC Bank, as administrative agent, and several other lenders named therein (the “Credit Agreement”). The Credit Agreement, which became effective November 13, 2006, provided (i) a $50 million revolving credit facility, including a sublimit of up to $2 million for letters of credit and (ii) a $50 million term loan.  The Company and each of its U.S. subsidiaries guaranteed the obligations of the Company under the Credit Agreement.  The Credit Agreement also required the Company to pay a monthly commitment fee based on the unused portion of the revolving credit facility.  At May 21, 2009, the Company had no outstanding balance on the Credit Agreement. Unless renewed, the Credit Agreement would have expired on its own terms on March 26, 2010.  No early termination penalties were incurred in connection with the termination of the Credit Agreement.  In connection with the termination of the Credit Agreement, the Company wrote off $289 of deferred financing fees during the quarter ended June 30, 2009.  As a result of the termination of the Credit Agreement, the Company does not have a revolving credit facility or other debt financing arrangement, but expects cash and short-term investments, the UBS Settlement Agreement for auction rate securities and the projected cash from operations will be sufficient to meet liquidity needs for at least the next twelve months.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Commitments and Contingencies

Litigation

On June 11, 2009 and July 16, 2009, two putative class actions were filed against the Company and its Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company's investors who purchased the Company's publicly traded securities between May 8, 2007 and November 7, 2007. The complaint filed on July 16, 2009 has since been voluntarily dismissed. In the pending action, the initial complaint generally alleged violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by the Company.  Pursuant to the Private Securities Litigation Reform Act, any member of the purported class who wished to be appointed "lead plaintiff" was required to file a motion seeking such designation on or before August 10, 2009.  In accordance with the Court's scheduling order, a hearing regarding the appointment of lead plaintiff took place on September 9, 2009 and a lead plaintiff was appointed. Pursuant to the court's amended scheduling order; the lead plaintiff filed an amended complaint on October 26, 2009, and defendants will have until December 14, 2009 to file their motion to dismiss the complaint. The Company intends to vigorously defend these actions. The potential impact of these actions, which seek unspecified damages, attorneys fees and expenses, is uncertain.

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

10. Equity

Rollforward of Shares

The Company’s common shares issued and repurchased for the nine months ended September 30, 2009 and the year ended December 31, 2008 are as follows:

Class A Common Shares

December 31, 2007 ending balance	24,032,446
Repurchase of common shares	(1,677,560)
Stock option exercises	67,021
Employee stock purchase plan	27,141
Shares issued for acquisition	55,876
December 31, 2008 ending balance	22,504,924
Stock option exercises	14,747
Employee stock purchase plan	34,015
September 30, 2009 ending balance	22,553,686

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10. Equity (continued)

Authorized but not issued shares

On February 20, 2008, the Company’s board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock, of which 1,125,651 shares were repurchased at an aggregate cost of $20,429 as of December 31, 2008.  These shares were restored to original status prior to December 31, 2008 and accordingly are presented as authorized but not issued.  The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.  As of September 30, 2009, the amount of shares available for repurchase under the stock repurchase plan was 1,874,349.  For the nine months ended September 30, 3009, there have been no repurchases under the stock repurchase plan.

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

As of September 30, 2009, there were options to purchase 3,164,107 shares of common stock outstanding under the 2000 and 2005 Option Plans.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan.  As of September 30, 2009, there was a total of 1,041,306 shares of common stock not subject to outstanding options and available for issuance under the 2005 Option Plan.  The Company grants stock options to recognize and reward those individuals whose contributions have, or the Company expects will have, a significant impact on its long-term performance.  Stock options granted under both the 2000 and 2005 Option Plans generally expire between the fifth and tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant.  Unexercised stock options may expire up to 90 days after an employee's termination for options granted under the 2000 Option Plan.

FASB ASC 718, Compensation-Stock Compensation requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  In 2009 and 2008, the fair value of each grant was estimated using the Black-Scholes valuation model.  Expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options.  The estimated forfeiture rate was based upon an analysis of historical data.   The risk-free rate was based on U.S. Treasury zero coupon bond yields at the time of grant.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Stock Plans (continued)

The following table provides the assumptions used in determining the fair value of the market and service based awards for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

	Nine months ended September 30, 2009 Service based awards	Year ended December 31, 2008 Service based awards	Year ended December 31, 2008 Market based awards
Expected volatility	63.56-69.38%	56.23 – 57.52%	60.98%
Expected dividends	0	0	0
Expected term (in years)	3-6.25	3.75	10
Risk-free rate	1.36-3.09%	1.87 – 2.77%	3.45%

A summary of the status of the Company’s vested and non-vested stock options as of and for the periods ended September 30, 2009 and December 31, 2008 and changes during the periods then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares Available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2007	2,702,346	1,601,035	$21.18	241,335	$14.96
Granted – options	(1,084,600)	1,084,600	11.87	—	—
Exercised options and vested restricted stock	—	(83,221)	4.41	—	—
Forfeited or expired	114,760	(114,760)	29.28	—	—
Balance at December 31, 2008	1,732,506	2,487,654	$17.33	447,854	$14.01
Granted – options	(725,000)	725,000	5.88	—	—
Exercised	—	(14,747)	4.72	—	—
Forfeited or expired	33,800	(33,800)	22.24	—	—
Balance at September 30, 2009	1,041,306	3,164,107	$14.72	658,007	$16.73

The total intrinsic value of options outstanding, exercisable and exercised for and during the nine months ended September 30, 2009 was $11,580, $820 and $116, respectively.  The weighted average fair value for options granted during the nine months ended September 30, 2009 and the year ended December 31, 2008 was $3.35 and $5.67, respectively.  The weighted average remaining contractual term of options outstanding and exercisable at September 30, 2009 was 5.74 and 3.30 years, respectively.

Between January 1, 2009 and September 30, 2009, the Company granted to certain employees, officers and non-employee directors options to purchase an aggregate of 725,000 shares of the Company's common stock at prevailing market prices ranging from $4.74 to $13.38 per share.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Stock Plans (continued)

A summary of the status of the Company’s nonvested share options as of and for the periods ended September 30, 2009 and December 31, 2008 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2007	1,359,700	$10.73
Granted - options	1,084,600	5.67
Vested	(293,000)	8.98
Forfeited or expired	(111,500)	12.31
Nonvested at December 31, 2008	2,039,800	$8.24
Granted - options	725,000	3.35
Vested	(237,000)	8.59
Forfeited or expired	(21,700)	12.53
Nonvested at September 30, 2009	2,506,100	$6.46

In accordance with FASB ASC 718, Compensation-Stock Compensation  excess tax benefits, associated with the expense recognized for financial reporting purposes, realized upon the exercise of stock options are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.   In addition,  the Company classifies share-based compensation within cost of revenues, sales and marketing, general and administrative expenses and research and development corresponding to the same line as the cash compensation paid to respective employees, officers and non-employee directors.

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cost of revenue	$59	$96	$281	$267
Sales and marketing	286	68	838	636
General and administrative	902	985	2,595	3,193
Research and development	137	107	365	333
Pre-tax share-based compensation	1,384	1,256	4,079	4,429
Income tax benefit	355	414	1,084	1,383
Share-based compensation expense, net	$1,029	$842	$2,995	$3,046

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the NASDAQ National Market, LLC on the offering date.  We have granted rights to purchase up to 500,000 shares of common stock to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with FASB ASC 718, Compensation-Stock Compensation and requires no compensation expense to be recognized.  Shares of our common stock purchased under the employee stock purchase plan were 34,015 and 27,141 for the periods ended September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009 the shares of common stock available to purchase under the employee stock purchase plan were 428,692.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12.  Related Party Transactions

One of the Company's Directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the three and nine months ended September 30, 2009 and 2008, the Company paid Pepper Hamilton LLP, $42, $231, $52 and $127, respectively, for general legal matters.  The amounts payable to Pepper Hamilton as of September 30, 2009 and December 31, 2008 were $29 and $75, respectively.

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

On January 1, 2007, the Company adopted certain provisions under FASB ASC 740, Income Taxes, which clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations.  Tax years beginning in 2006 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Given the continued deterioration in the economy, the declining operating margins and the difficulty in forecasting the Company’s ability to utilize existing tax benefits, the Company did not record a deferred tax benefit associated with the loss in the U.S. for the nine months ended September 30, 2009.  Rather, the Company recorded a partial valuation allowance as management determined, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

14. Geographic Information

The following table summarizes the distribution of revenue and as a percentage of total revenue by geographic region as determined by billing address for the three and nine months ended September 30, 2009 and 2008.

	For the three months ended September 30,				For the nine months ended September 30,
	2009		2008		2009		2008
Country	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
United States	30,918	76.7%	38,780	71.8%	94,343	79.5%	118,490	74.7%
United Kingdom	2,912	7.2%	4,183	7.7%	8,287	7.0%	14,184	8.9%
Germany	1,363	3.4%	3,013	5.6%	3,261	2.7%	7,666	4.8%
The Netherlands	425	1.1%	1,404	2.6%	1,314	1.1%	2,663	1.7%
Other European Countries	1,774	4.4%	3,501	6.5%	5,428	4.6%	7,950	5.0%
Canada	1,085	2.7%	982	1.8%	1,815	1.5%	2,638	1.7%
Other	1,837	4.6%	2,163	4.0%	4,162	3.5%	5,083	3.2%
Total	40,314	100.0%	54,026	100.0%	118,610	100.0%	158,674	100.0%

The following table summarizes the distribution of assets by geographic region as of September 30, 2009 and December 31, 2008.  The assets by geographic region as of December 31, 2008 have been reclassified to reflect the effects the goodwill impairment had in each of the corresponding geographic region.

	September 30, 2009		December 31, 2008
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$153,049	79.0%	$172,272	78.9%
United Kingdom	14,363	7.4%	22,381	10.2%
India	10,968	5.7%	9,099	4.1%
Germany	5,461	2.8%	6,911	3.2%
Canada	3,322	1.7%	3,004	1.4%
Ireland	2,343	1.2%	1,133	0.5%
Other	4,323	2.2%	3,665	1.7%
Total	$193,829	100.0%	$218,465	100.0%

15. Subsequent Events

The Company has evaluated all subsequent events through November 9, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009, but were not recognized in the financial statements. As of November 9, 2009, there were no subsequent events which required recognition or disclosure.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, plans, objectives, expectations and intentions and other statements contained herein that are not historical facts and statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning. These statements may contain, among other things, guidance as to future revenue and earnings, operations, prospects of the business generally, intellectual property and the development of products.  These statements are based on our current beliefs or expectations and are inherently subject to various risks and uncertainties, including those set forth under the caption “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission, as amended and supplemented under the caption “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.  Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors, our ability to implement business and acquisition strategies or to complete or integrate acquisitions.  We do not undertake any obligation to update any forward-looking statements contained herein as a result of new information, future events or otherwise. References herein to “Kenexa,” “we,” “our,” and “us” collectively refer to Kenexa Corporation, a Pennsylvania corporation, and all of its direct and indirect U.S., U.K., Canada, India, and other foreign subsidiaries.

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

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. For the nine months ended September 30, 2009 and 2008, revenue from these subscriptions comprised approximately 84.8% and 79.3%, respectively, of our total revenue. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. Since 2005, subscription revenue has represented approximately 80% of our total revenue; we expect that trend to continue.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2008, we had a customer base of approximately 4,400 companies, including approximately 180 companies on the Fortune 500 list published in April 2008. Our customer base includes companies that we billed for services during the year ended December 31, 2008 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $65.7 million, or 55.4%, of our total revenue for the nine months ended September 30, 2009.

As of September 2009, unemployment in the United States continued to increase and was at a 20 year high of 9.8% while gross domestic product rose at a seasonally annual adjusted rate of 3.4% during the third quarter of 2009.  The extent or degree to which we may be affected by these events is extremely difficult to predict.  The uncertain economic prospects being experienced by our customers will likely translate into slower growth, or contraction, for us, since a substantial portion of our business is dependent upon our customers’ hiring and human capital needs.  However, we believe that, by optimizing our internal resources for the current business conditions, we can minimize these adverse effects and emerge from this economic crisis with a return to our historic operating margins.

Although our compound annual growth of revenue for the three year period ending December 31, 2008 was 45.9% and our historic subscription renewal rate has been approximately 90% each year, some of our customers, facing uncertainty and cost pressures in their own businesses during the current economic downturn, have indicated that they are delaying the purchase of our products and increasingly seeking purchasing terms and conditions that are less favorable to us. As a result of this trend, we experienced lower renewal rates during the second half of fiscal 2008, resulting in a renewal rate by aggregate value of multi-year subscriptions for the year ended December 31, 2008 of approximately 70% - 80% and as a result we have experienced lower business levels for 2009.

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

On May 21, 2009, we elected not to renew our secured credit agreement with PNC Bank.  We believe that our cash, short-term investments, UBS Settlement Agreement for our auction rate securities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

2. Recent Events

During the three months ended March 31, 2009, due to a 32.5% decline in our stock price and market capitalization from the previous quarter, lower projected net income, cash flow estimates and slower projected growth rates in our industry, we reevaluated our goodwill impairment analysis.  Our analysis was performed to determine the implied fair value of our goodwill with neither the write up or write down of any assets or liabilities, nor recording of any additional unrecognized identifiable intangible assets.  Based upon our analysis we recorded a goodwill impairment charge of $33.3 million during the quarter ended March 31, 2009. This goodwill impairment charge had no effect on our cash balances.

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

On April 2, 2008, we acquired Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27.9 million, in cash.  The total cost of the acquisition, including legal, accounting, and other fees of $1.1 million, was approximately $29.0 million.  In addition, the acquisition agreement contains an earn out provision which provides for the payment of additional consideration by us based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010.  Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement. Based upon our results for the twelve month period ending June 30, 2009, no earnout was due to the former shareholders of Quorum.  We believe that our acquisition of Quorum broadened our presence in the global recruitment market.

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3.0 million shares of our common stock, of which 1.1 million shares were repurchased at an aggregate cost of $20.4 million as of December 31, 2008.  These shares were restored to original status and accordingly are presented as authorized but not issued.  The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.  As of September 30, 2009, the amount of shares available for repurchase under the stock repurchase plan was 1.9 million.  For the nine months ended September 30, 3009, there were no repurchases under the stock repurchase plan.  In addition, in January 2008, we repurchased 0.5 million shares under a previously authorized stock repurchase plan for an aggregate cost of $9.8 million.

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

Our customers primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our customers have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled.   Due to the current economic slowdown, a greater number of our customers are delaying or seeking to revise the terms and conditions of our service agreements.  As a result, we experienced for the quarter ended September 30, 2009 renewal rates in the range of 70% - 80% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts rather than our historical renewal rate of more than 90%.  We expect this trend to continue at least through the end of 2009.

Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in monthly or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met.  As of September 30, 2009, deferred revenue increased by $5.6 million or 14.4% to $44.2 million from $38.6 million at December 31, 2008.  The increase in deferred revenue is a result of the increase in sales of our multiple elements or bundled arrangements.  We generally price our solutions based on the number of software applications and services included and the number of customer employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

For the quarter ended September 30, 2009, approximately 76.7% of our total revenue was derived from sales in the United States. Revenue that we generated from customers in the United Kingdom, Germany and Canada was approximately 7.2%, 3.4%, and 2.7%, respectively, for the quarter ended September 30, 2009. Revenue for all other countries amounted to an aggregate of 10.0%. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the quarter ended September 30, 2009.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands (other than percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenue	$40,314	$54,026	$118,610	$158,674
Subscription revenue as a percentage of total revenue	82.4%	79.6%	84.8%	79.3%
Non-GAAP income from operations	$4,310	$10,307	$12,611	$30,276
Net cash provided by operating activities	$6,148	$8,668	$22,513	$25,094

The following is a discussion of significant terms used in the tables above.

Non-GAAP income from operations.  Non-GAAP income from operations is derived from income (loss) from operations adjusted for noncash or nonrecurring expenses.  We believe that measuring our operations, using non-GAAP income from operations provides more useful information to management and investors regarding certain financial and business trends relating to our financial condition and ongoing results.  We use these measures for purposes of determining executive compensation, and for budget and planning purposes.

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income (loss) from operations	$1,885	$7,525	$(29,823)	$21,902
Stock-based compensation expense	1,384	1,256	4,079	4,429
Amortization of intangibles associated with acquisitions	1,041	1,526	3,183	3,945
Restructuring charges	—	—	1,156	—
Goodwill impairment charge	—	—	33,329	—
Professional fees associated with joint ventures	—	—	687	—
Non-GAAP income from operations	$4,310	$10,307	$12,611	$30,276

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statements of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provides us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. While subscription revenue as a percentage of total revenue increased to 82.4%, due to a decrease in other revenue, we expect that the percentage of subscription revenue will remain above our target range of 78% to 82% of our total revenues for the remainder of 2009.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown, in thousands:

	For the year ended December 31,	For the three months ended September 30,		For the nine months ended September 30,
	2008	2009	2008	2009	2008
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$35,076	$42,223	$38,741	$38,638	$35,076
Total invoiced subscriptions during period	166,982	35,190	41,286	106,081	127,775
Subscription revenue recognized during period	(163,420)	(33,221)	(43,031)	(100,527)	(125,855)

Deferred revenue at end of period	$38,638	$44,192	$36,996	$44,192	$36,996

5. Results of Operations

Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the three months ended September 30,					For the nine months ended September 30,
	2009			2008		2009			2008
	Amount	Percent of Revenues		Amount	Percent of Revenues	Amount	Percent of Revenues		Amount	Percent of Revenues
Revenue:
Subscription	33,221	82.4%		$43,031	79.6%	100,527	84.8%		$125,855	79.3%
Other	7,093	17.6%		10,995	20.4%	18,083	15.2%		32,819	20.7%
Total revenue	40,314	100.0%		54,026	100.0%	118,610	100.0%		158,674	100.0%
Cost of revenue	13,129	32.6%		16,461	30.5%	40,462	34.1%		46,739	29.5%
Gross profit	27,185	67.4%		37,565	69.5%	78,148	65.9%		111,935	70.5%
Operating expenses:
Sales and marketing	9,083	22.5%		10,298	19.1%	26,029	21.9%		31,175	19.6%
General and administrative	10,182	25.3%		12,649	23.4%	30,972	26.1%		37,487	23.6%
Research and development	2,453	6.1%		3,756	7.0%	7,557	6.4%		12,605	7.9%
Depreciation and amortization	3,582	8.9%		3,337	6.2%	10,084	8.5%		8,766	5.5%
Goodwill impairment charge	—	—%		—	—%	33,329	28.1%		—	—%
Total operating expenses	25,300	62.8%		30,040	55.7%	107,971	91.0%		90,033	56.6%
Income from operations	1,885	4.7%		7,525	13.8%	(29,823)	(25.1	) %	21,902	13.8%
Interest (expense) income, net	(28)	(0.1	) %	255	0.5%	(186)	(0.2	) %	1,216	0.8%
Investment income, net	102	0.3%		—	—%	54	0.0%		—	—%
Income (loss) before income taxes	1,959	4.9%		7,780	14.4%	(29,955)	(25.3	) %	23,118	14.6%
Income tax expense	361	0.9%		2,356	4.4%	1,418	1.2%		6,955	4.4%
Net income (loss)	1,598	4.0%		$5,424	10.0%	(31,373)	(26.5	) %	$16,163	10.2%

Revenue

Total revenue decreased $13.7 million or 25.4% to $40.3 million, subscription revenue decreased $9.8 million or 22.8% to $33.2 million and other revenue decreased $3.9 million or 35.5% to $7.1 million for the three months ended September 30, 2009, compared to the same periods in 2008.  Subscription revenue represented approximately 82.4% of our total revenue for the three months ended September 30, 2009. Total revenue decreased $40.0 million or 25.2% to $118.6 million, subscription revenue decreased $25.3 million or 20.1% to $100.5 million and other revenue decreased $14.7 million or 44.9% to $18.1 million for the nine months ended September 30, 2009, compared to the same periods in 2008. Subscription revenue represented approximately 84.8% of our total revenue for the nine months ended September 30, 2009.

 The decrease in our revenue for the nine months ended September 30, 2009, as compared to the same period in 2008, is primarily attributable to the effects arising from the global economic recession, increased pricing pressures, high unemployment,  reduced demand for our products and services and the affects of delayed revenue recognition associated with increased sales of our multiple element or bundled arrangements.  Based upon the current market conditions, we expect our subscription-based and other revenues to decrease in 2009 over the prior year due to a greater number of customers delaying or looking to revise the terms and conditions of our service agreements, the strengthening US dollar relative to other currencies of countries in which we do business, the loss of RPO customers, and a loss of consulting engagements.  In addition, we expect sales of our multiple element arrangements to continue or increase in the future.

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

Cost of revenue decreased by $3.4 million or 20.2% to $13.1 million during the three months ended September 30, 2009, compared to the same period in 2008. As a percentage of revenue cost of revenue increased by 2.1% to 32.6% for the three months ended September 30, 2009, compared to the same period in 2008.  The $3.4 million decrease for the three months ended September 30, 2009 was due primarily to reduced staff expense and reimbursable expenses of $2.9 million and $0.8 million, respectively, partially offset by $0.3 million increase in third party fees, compared to the same period in 2008.

Cost of revenue decreased by $6.4 million or 13.4% to $40.4 million during the nine months ended September 30, 2009, compared to the same period in 2008. As a percentage of revenue cost of revenue increased by 4.6% to 34.1% for the nine months ended September 30, 2009, compared to the same period in 2008.  The $6.4 million decrease for the nine months ended September 30, 2009 was due to reduced staff expense, reimbursable expense and third party fees, including marketing and agency costs, of approximately $3.9 million, $1.9 million and $0.6 million, respectively, compared to the same period in 2008.

Sales and Marketing (“S&M”) Expense

S&M expense primarily consists of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead.  We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the term of the agreements.   Based on recent economic conditions we have reduced our sales and marketing expenditures to adjust for expected lower rates of growth projections.  However, consistent with our past practice, we intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers at levels we deem appropriate given our current economic conditions.   Although our S&M expense decreased in absolute terms and increased as a percentage of total revenue, we expect our S&M expense to increase from current levels, mainly due to increased staff expense, including variable compensation and our rebranding effort, as we market and advertise our new brand to existing and potential customers.

S&M expense decreased $1.2 million or 11.8% to $9.1 million during the three months ended September 30, 2009, compared to the same period in 2008. The $1.2 million decrease for the three months ended September 30, 2009 was due primarily to decreased staff, bonus and commission expense of $0.6 million, $0.2 million and $0.4 million, respectively.  In addition,  reduced bad debt and marketing expense of $0.3 million and $0.3 million, respectively, was offset by an increase in share-based compensation expense and third party consultants of $0.2 million and $0.4 million, respectively, compared to the same period in 2008.  As a percentage of revenue, S&M expense increased from 19.1% to 22.5%, for the three months ended September 30, 2009.

S&M expense decreased $5.1 million or 16.5% to $26.1 million during the nine months ended September 30, 2009, compared to the same period in 2008. The $5.1 million decrease for the nine months ended September 30, 2009 was due primarily to reduced bonus, commission, travel and bad debt expense of $0.6 million, $1.8 million, $1.0 million and $1.7 million, respectively, compared to the same period in 2008.  As a percentage of revenue, S&M expense increased from 19.6% to 21.9%, for the nine months ended September 30, 2009.

General and Administrative (“G&A”) Expense

G&A expense primarily consists of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead.  In the short term, we expect G&A to increase as we incur additional professional fees in connection with our patent infringement matter, however, in the longer term based upon the current state of the economy, we believe that general and administrative expenses will remain the same or slightly decrease in dollar amount and remain constant as a percentage of total revenue in 2009.

G&A expense decreased $2.5 million or 19.5% to $10.1 million during the three months ended September 30, 2009, compared to the same period in 2008. The $2.5 million decrease for the three months ended September 30, 2009 was due primarily to a decrease in staff related expense, rent, travel and other expenses of $0.9 million, $0.2 million, $0.6 million and $0.8 million, respectively, during the three months ended September 30, 2009, compared to the same period in 2008.  As a percentage of revenue, G&A expense increased from approximately 23.4% to 25.3% for the three months ended September 30, 2009, compared to the same period in 2008.

G&A expense decreased $6.5 million or 17.4% to $30.9 million during the nine months ended September 30, 2009, compared to the same period in 2008. The $6.5 million decrease for the nine months ended September 30, 2009, was due primarily to a decrease in staff related expense, travel and entertainment and share-based compensation expense of $3.7 million, $1.7 million and $0.6 million, respectively.  Temporary help, office supplies and other expenses also contributed $0.2 million, $0.3 and $0.4 million, respectively, to the decrease and was partially offset by an increase of $0.4 in professional fees during the nine months ended September 30, 2009, compared to the same period in 2008.   As a percentage of revenue, G&A expense increased from 23.6% to 26.1% for the nine months ended September 30, 2009, compared to the same period in 2008.

Research and Development (“R&D”) Expense

R&D expense primarily consists of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel and third party consultants.  Our R&D efforts have been devoted primarily to new product offerings and enhancements and upgrades to our existing products.  As a result of these ongoing development efforts, we have capitalized software costs of $2.3 million, $7.3 million, $2.4 million and $6.1 million for the three and nine months ended September 30, 2009 and 2008, respectively.  The remaining R&D activities have been expensed as incurred.

R&D expense decreased $1.3 million or 34.7% to $2.5 million during the three months ended September 30, 2009, compared to the same period in 2008.   The decrease was attributable to a reduction in staff expense of $1.3 million compared to the same period in 2008.  As a percentage of revenue, R&D expense decreased from approximately 7.0% to 6.1% for the three months ended September 30, 2009, compared to the same period in 2008.

R&D expense decreased $5.0 million or 40.4% to $7.6 million during the nine months ended September 30, 2009, compared to the same period in 2008.   The decrease was attributable to a reduction in staff and consulting expense of $4.8 million and $0.2 million, respectively, compared to the same period in 2008.  As a percentage of revenue, R&D expense decreased from approximately 7.9% to 6.4% for the three months ended September 30, 2009, compared to the same period in 2008.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million or 7.3% to $3.6 million and $1.4 million or 15.0% to $10.1 million during the three and nine months ended September 30, 2009, compared to the same period in 2008.  In the future, we expect depreciation and amortization expense to increase due to additional capital purchases, increased software capitalization, and to a lesser extent the full period effect of our acquired intangibles.

Income tax expense from operations

Income tax expense from operations decreased by $2.1 million or 84.7% to $0.3 million and $5.6 million or 79.6% to $1.4 million during the three and nine month period ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease in income tax expense was due to lower taxable income and a larger portion of our taxable income being generated in jurisdictions with lower effective tax rates and also decreasing in jurisdictions with higher tax rates.

6. Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our revolving credit facilities and the issuance of equity. As of September 30, 2009, we had cash and cash equivalents of $28.2 million and investments of $22.0 million. In addition, we had no debt and approximately $0.5 million in capital equipment leases.

Our cash provided from operations was $22.5 million and $25.1 million for the nine months ended September 30, 2009 and 2008.  Cash used in investing activities was $16.3 million and $13.7 million for the nine months ended September 30, 2009 and 2008.  Cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2009 and cash used in financing activities was $29.3 million for the nine months ended September 30, 2008.  Our net increase in cash and cash equivalents was $6.5 million for the nine months ended September 30, 2009, resulting primarily from our operating activities, and our net decrease in cash and cash equivalents was $18.5 million for the nine months ended September 30, 2008, resulting primarily from our financing activities.   We expect positive cash flow to continue in future periods.

As of September 30, 2009, we held auction rate securities with a fair value of $15.4 million and par value of $16.9 million. Our auction rate securities portfolio includes investments rated A and AAA and comprised of federally and privately insured student loans. However, the auction rate securities we hold have failed to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term. We believe that based upon our current cash and cash equivalent balances, the current lack of liquidity in the auction rate securities market will not have a material impact on our liquidity or our ability to fund our operations.

Our auction rate securities were acquired through UBS AG.  Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into agreements with governmental agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement with UBS which provides us (1) with a “no net cost” loan up to the par value of Eligible ARS until September 30, 2010, (2) the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) provides UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012. (See Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information).

On May 31, 2009, we elected not to renew our secured credit agreement with our bank and as a result, no longer have a revolving credit facility or other debt financing arrangement.  We believe that our cash and short-term investments, our UBS Settlement Agreement for our auction rate securities and our projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

In connection with our November 8, 2007 and February 20, 2008 stock repurchase plans, we repurchased 1.7 million shares of our common stock at an average price of $18.01 per share and an aggregate cost of $30.3 million for the year ended December 30, 2008.  For the nine months ended September 30, 2009, there have been no repurchases under the stock repurchase plans.

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

Net cash provided by operating activities was $22.5 million and $25.1 million for the nine months ended September 30, 2009 and 2008.  Net cash provided by operating activities for the nine months ended September 30, 2009 resulted primarily from non-cash charges to net income of $14.1 million, a non-cash goodwill impairment charge of $33.3 million, an increase in deferred revenue of $5.4 million, and a decrease in accounts receivables of approximately $4.3 million offset by a net loss of approximately $31.4 million, increase in deferred tax benefits of $1.1 million and changes in working capital of $2.1 million.  Net cash provided by operating activities for the nine months ended September 30, 2008 resulted primarily from net income of approximately $16.2 million, non-cash charges to net income of $14.7 million, an increase in deferred revenue of $1.9 million and deferred taxes of $1.2 million, partially offset by changes in working capital of $5.5 million, an increase in accounts receivable of $3.7 million and a reduction in taxes payable resulting from the excess tax benefits from share based payments of $0.2 million.

Investing Activities

Net cash used in investing activities was $16.3 million and $13.7 million for the nine months ended September 30, 2009 and 2008, respectively, and consisted of the following, in millions:

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Scottworks acquisition	$—	$0.1
StraightSource acquisition	3.1	1.1
Knowledge Workers acquisition	—	0.1
Gantz Wiley Research acquisition	—	0.6
HRC acquisition	0.2	0.3
Quorum acquisition	0.4	27.6
Capitalized software and purchases of property, plant and equipment	10.9	16.6
Purchases of available-for-sale securities	4.8	25.2
Sales of available-for-sale securities	(2.6)	(57.9)
Sales of trading securities	(1.6)	—
Investment in joint venture	1.1	—
Total cash flows used in by investing activities	$16.3	$13.7

In the future, we expect our capital expenditures to increase as business needs arise.

Financing Activities

Net cash provided by and used in financing activities was less than $0.1 million and $29.2 million for the nine months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2008, net cash used in financing activities consisted of repurchases of our common shares of $29.8 million and repayments of our capital lease obligations of $0.2 million, partially offset by net proceeds from stock option exercises of $0.4 million, excess tax benefits from share-based payment arrangements of $0.2 million and proceeds from our employee stock purchase plan of $0.2 million.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We derive our revenue from two sources: (1) subscription revenues for solutions, which are comprised of subscription fees from customers accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for professional services, translation services and reimbursed out-of-pocket expenses. Because we provide our solutions as a service, we follow the provisions FASB ASC 605-10, Revenue Recognition and FASB ASC 605-25 Multiple Elements. We recognize revenue when all of the following conditions are met:

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

Other Revenue. Other revenue consists of discrete professional services, translation services and reimbursable out-of-pocket expenses. Discrete professional services, when sold with subscription and support offerings, are accounted for separately since these services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the delivered elements. Our arrangements do not contain general rights of return. Additionally, when professional services are sold with other elements, the consideration from the revenue arrangement is allocated among the separate elements based upon the relative fair value. Revenue from professional services are recognized as the services are rendered.

In determining whether revenue from professional services can be accounted for separately from subscription revenue, we consider the following factors for each agreement: availability of professional services from other vendors, whether objective and reliable evidence of the fair value exists of the undelivered elements, the nature and the timing of when the agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the customer's satisfaction with the other services. If the professional service does not qualify for separate accounting, we recognize the revenue ratably over the remaining term of the subscription contract. In these situations we defer the direct and incremental costs of the professional service over the same period as the revenue is recognized.

In accordance with FASB ASC 605-45 Principal Agent Considerations we record reimbursements received for out-of-pocket expenses as revenue and not netted with the applicable costs.  These items primarily include travel, meals and certain telecommunication costs.  Reimbursed expenses totaled $0.5 million, $1.6 million, $1.3 million, and $3.5 million for the three and nine months ended September 30, 2009 and 2008, respectively.

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

Capitalized Software Research and Development Costs

In accordance with FASB ASC 985, Software and FASB ASC 350, Assets-Intangibles-Goodwill and Other, costs incurred in the preliminary stages of a development project are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this report.

Goodwill and Other Identified Intangible Asset Impairment

Since 2002, we have recorded goodwill in accordance with the provisions of FASB ASC, 350, Intangibles-Goodwill and Other, which disallows the amortization of existing goodwill and instead requires us to annually review the carrying value of goodwill for impairment.   If goodwill becomes impaired, some or all of the goodwill could be written off as a charge to operations. This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carry amount.

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

Based on the analysis, a goodwill impairment charge of $33.3 million and $167.0 million for the three months ended March 31, 2009 and December 31, 2008, respectively, was recorded. The goodwill impairment charge had no effect on our cash balances.

Classification and Fair Value Measurement of Auction Rate Securities

We hold investments in auction rate securities having contractual maturities of greater than one year and interest rate reset features of between 7 and 35 days. These auction rate securities were priced and initially traded as short-term investments because of the interest rate reset feature.  During 2008, as a result of the deterioration in the credit markets, our auction rate securities failed to trade at auctions due to insufficient bids from buyers.  The credit market crisis led to uncertainty surrounding the liquidity of our auction rate security investments and required us to reclassify our auction rate securities to long-term investments.   In June 2009, due to our ability to liquidate these securities within the next twelve months, we reclassified our auction rate securities to short-term investments on our Consolidated Balance Sheet as of September 30, 2009.

Our auction rate securities, which have a par value of $16.9 million at September 30, 2009, were acquired through UBS AG. Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement (the “UBS Settlement Agreement”) with UBS AG which provides us (1)  with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, (2)  the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and provides UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012 (See Note 3 to the Consolidated Financial Statements).  As a result of the execution of the UBS Settlement Agreement, we determined that we no longer had the intent and ability to hold the ARS until maturity or until the ARS market would recover.  Based on this unusual circumstance related to the signing of the UBS Settlement Agreement, we transferred these investments from available–for-sale to trading securities and began recording the change in fair value of the ARS as gains or losses in current period earnings.

During the fourth quarter of 2008, we elected to measure the value of our option to put the securities (“put option”) to UBS AG under the fair value option of FASB ASC 825, Financial Instruments.   As a result, at December 31, 2008, we recorded non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2,219.   At September 30, 2009, the put option’s estimated fair value increased to $1,553, resulting in a non-operating gain of $109 during the quarter.  The estimated fair value of the put option as of September 30, 2009 was based in part on an expected life of twelve months and a discount rate of 1.73%.   As a result of the transfer of the ARS from available-for-sale to trading investment securities noted above, we also recorded a non-operating loss during the three months of less than $7 and a non-operating gain during the nine months ended September 30, 2009 representing an increase in the estimated fair value of ARS of approximately $656.   The recording of the loss relating to the increase in the fair value of the ARS and the recognition of the gain on the put option resulted in an overall net gain of approximately $102 for the three months ended September 30, 2009 and a net loss of approximately $9 for the nine months ended September 30, 2009.

We anticipate that any future changes in the fair value of our put option under the UBS Settlement Agreement will partially be offset by the changes in the fair value of the related auction rate securities. Our option to put the securities under the UBS Settlement Agreement will continue to be measured at fair value utilizing Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement and Disclosure until the earlier of its maturity or exercise.

The fair values of our auction rate securities are estimated utilizing a discounted cash flow analysis or other types of valuation models as of September 30, 2009 rather than at par. These analyses are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Any changes in fair value for our auction rate securities, which we attribute to market liquidity issues rather than credit issues, are recorded in our statement of operations.

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

Accounting for Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes,   which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. In addition, any deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. As of September 30, 2009 and December 31, 2008, self-insurance accruals totaled approximately $0.5 million and $0.6 million, respectively. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management's estimates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Foreign Currency Exchange Risk

A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar relative to each of the currencies of our non-U.S. generated sales would have not resulted in a material change to our results.  As of September 30, 2009 we were not involved in any foreign currency hedging activities.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were a decrease of $0.6 million and $3.9 million for the nine months ended September 30, 2009 and year ended December 30, 2008, respectively, and are included in other comprehensive income. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have a significant effect on our interest income for the three and nine months ended September 30, 2009 and 2008.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

On June 11, 2009 and July 16, 2009, two putative class actions were filed against us and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. The complaint filed on July 16, 2009 has since been voluntarily dismissed. In the pending action, the initial complaint generally alleged violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by us. Pursuant to the Private Securities Litigation Reform Act, any member of the purported class who wished to be appointed "lead plaintiff" was required to file a motion seeking such designation on or before August 10, 2009.  In accordance with the Court's scheduling order, a hearing regarding the appointment of lead plaintiff took place on September 9, 2009 and a lead plaintiff was appointed. Pursuant to the court's amended scheduling order; the lead plaintiff filed an amended complaint on October 26, 2009, and defendants will have until December 14, 2009 to file their motion to dismiss the complaint. We intend to vigorously defend these actions. The potential impact of these actions, which seek unspecified damages, attorneys fees and expenses, is uncertain.

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

November 9, 2009
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