Form 10-K
period 2009-12-31
KENEXA CORP
filed 2010-03-09
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009 was approximately $181,145,474. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National Market on June 30, 2009. For purposes of determining this amount only, the Registrant has defined affiliates of the Registrant to include the executive officers and directors of Registrant and holders of more than 10% of the Registrant’s common stock on June 30, 2009.

The number of shares outstanding of the Registrant’s Common Stock, as of March 3, 2010 was 22,583,034.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2010 Annual Meeting of Shareholders	Part III

KENEXA CORPORATION
FORM 10-K
DECEMBER 31, 2009
TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, particularly those factors discussed in “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

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

ITEM 1.       Business

Company Overview

We provide software, proprietary content and services that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We offer the software applications that form the core of our on-demand solutions, which materially reduces the costs and risks associated with deploying traditional enterprise applications. We complement our software applications with tailored combinations of outsourcing services, proprietary content and consulting services based on our 22 years of experience assisting customers in addressing their Human Resource (HR) requirements.  Together, our software applications and services form complete and highly effective solutions available from a single vendor. We believe that these solutions enable our customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2009, we had a customer base of approximately 4,900 companies, including approximately 170 companies on the Fortune 500 list published in May 2009. Our customer base includes companies that we billed for services during the 12 months ended December 31, 2009 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately 54.9%, 56.3%, and 53.5% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.  Our customers typically purchase multi-year subscriptions which provide us with a recurring revenue stream.  Historically, our customers have renewed more than 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal.  Recently however, the economic downturn has adversely impacted this trend, resulting in lower annual renewals.  During each of the years ended December 31, 2009 and 2008, our customers renewed approximately 80% and 75%, respectively, of the aggregate value of multi-year subscriptions.

We derive revenue primarily from two sources, subscription fees for our solutions and fees for discrete professional services. During the years ended December 31, 2009, 2008 and 2007, subscription revenue comprised approximately 84.9%, 80.2% and 81.7%, respectively, of our total revenue.

Company History

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

Our principal executive offices are located at 650 East Swedesford Road, Second Floor, Wayne, PA 19087.

Our telephone number is (610) 971-9171. We maintain an Internet website at http://www.kenexa.com.  We are not incorporating by reference into this Annual Report on Form 10-K any material from our website.  The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

Recent Events

During the fourth quarter 2008, in response to the challenging macroeconomic environment, the strengthening U.S. dollar relative to other currencies of countries in which we do business, and the slowing or delaying of a number of projects by our customers, we announced a restructuring program involving reductions of approximately 200 employees and recorded severance and outplacement benefit costs totaling $2.0 million.  During the first quarter of 2009, as a result of the continued deterioration in the economic environment, we executed an additional reduction of approximately 159 employees and recorded severance and outplacement benefit costs totaling $1.2 million.

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

On January 20, 2009, we entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China for $1.3 million.  The initial investment provided us with a 46% ownership in the new entity Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”) and a presence in China’s human capital management market.  The agreement also provided for a 1% annual ownership increase based upon adjusted EBITDA, as defined, for each of the years ended 2008, 2009 and 2010.  In the third and fourth quarter of 2009, based upon the 2008 operating results for R and J, we paid an additional $0.2 million in total for an additional 1% ownership interest in the variable interest entity.  The variable interest entity was financed with $0.3 million in initial equity contributions from us and R and J, and has no borrowings for which its assets would be used as collateral.  On September 30, 2009, we provided $0.2 million of financing for the variable interest entity.  The creditors of the variable interest entity do not have recourse to our other assets.

On May 21, 2009, we elected not to renew our secured credit agreement with PNC Bank.  We believe that our cash, short-term investments, UBS Settlement Agreement (as described in Footnote 3 of the Notes to the Consolidated Financial Statements) for our auction rate securities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

On June 11, 2009 and July 16, 2009, two putative class actions were filed against Kenexa Corporation and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. The complaint filed on July 16, 2009 has since been voluntarily dismissed.  In the pending action, Building Trades United Pension Trust Fund, individually and on behalf of all others similarly situated alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by Kenexa.  This action seeks unspecified damages, attorneys’ fees and expenses.

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

Drivers of Demand for Talent Acquisition and Employee Performance Management Applications

According to the Bureau of Economic Analysis, an agency of the U.S. Department of Commerce, the amount spent on U.S. labor in 2009 was approximately $6.3 trillion, or approximately 49.5% of the total U.S. gross domestic product. We believe that the drivers for human capital are affected by intense competition for qualified employees as a result of an aging workforce, declining tenure of employees, increased globalization, the increasing service component of the U.S. economy and pressure on human resource departments to reduce costs.

Over the past two decades, many organizations have implemented software systems that systematize best practices and drive efficiency in most departments, including enterprise resource planning systems (“ERP”), customer relationship management systems and supply chain management systems. These software applications provide a wide array of benefits that both assist revenue growth and eliminate expenses. Based on our experience, however, we believe that the HR departments of many of these organizations have only implemented HR information systems, which track basic employee information for payroll and benefits purposes, or rudimentary applicant tracking systems. Although these systems provide some level of automation, they do little to increase the effectiveness of talent acquisition and employee performance management programs. We believe that few organizations have systemized best practices for talent acquisition and employee performance management or have implemented software applications to support these processes and provide HR professionals with critical analytics and metrics.

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

•
Expensive maintenance. Once the software application has been deployed, the organization must make further investments to maintain the application. In addition to the maintenance fee paid to the software vendor, which is typically approximately 20% of the perpetual license fee for all software used in running the application, the organization must retain both an IT staff capable of maintaining and upgrading the software as well as personnel to train new users to operate the applications.  Such upgrades must be made to all applications required to run the software such as operating system, databases, security patches, etc. We believe that because of the expense that typical application upgrades significantly lag, denying end users the benefits of new technologies and solution functionalities.

•
Limited incentives to ensure customer success. A typical perpetual software license requires the customer to pay up-front a material amount for the license, with a significantly smaller amount, typically approximately 20%, paid annually for basic support and upgrades. This model leaves little incentive for the software vendor to ensure a successful implementation and on-going customer satisfaction.

Developments in technology have enabled software developers to offer enterprise software applications on an on-demand basis. By leveraging the Internet, multi-tiered architectures, advances in security and open standards for application integration, software vendors can offer software applications to their customers as a service, hosting the software on servers operated by the software vendor. Customers, using an Internet browser, access the applications, which are designed to be easily configured and integrated with a customer’s existing applications.

The on-demand model fundamentally changes both the purchasing and deployment of enterprise software from a customer perspective. Rather than making large, up-front investments in perpetual licenses, customers purchase limited term subscriptions for on-demand software applications. Further, because only an Internet browser is required to access on-demand software applications, which can be easily configured to meet the buyer’s specific needs, organizations eliminate the expense of ancillary technology and third-party services required to implement, configure and maintain the enterprise application on-site. Finally, the finite duration of customer subscriptions provides a strong incentive to software vendors to ensure that the software provides the expected benefits to the customer, resulting in consistent customer service. The on-demand model also reduces research and development support costs for the software developer. Because only limited versions of the software exist at any one time, the on-demand model relieves the burden of maintaining and upgrading historical versions of the software so that customers benefit from a steady stream of the most recent features and technologies.

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

Our Solution

We are a leading provider of integrated talent management solutions. Our solutions enable organizations to implement systematic talent acquisition practices that ensure the efficient, effective and consistent hiring of qualified and talented individuals. Our solutions also provide employee performance management systems that help to ensure that organizations retain and optimize the performance of qualified individuals, identify employees who fail to perform, and identify successors for critical positions. In addition, our solutions help organizations manage learning and assessment opportunities and events to develop employees for both current and desired future jobs. Finally, our solutions enable customers to determine its workforce’s engagement level, and diagnose where changes in behavior (for individual employees, managers and senior leaders) or HR programs will improve organizational performance and business outcomes.

Our solutions are built around a suite of easily configurable software applications that automate and support talent management leading practices. We believe that by delivering our products via Software as a Service (SaaS), we materially reduce the costs and risks associated with traditional enterprise software application implementations. We also believe that implementing feature-rich and scalable, highly configurable on a real-time basis, talent acquisition and employee performance management solutions that meet organizations’ specific needs requires a combination of software, services and domain-specific knowledge and expertise. Accordingly, we complement our software applications with consulting services, outsourcing services and proprietary content. Together, these components form solutions that enable our customers to improve the quality of their hiring programs, increase employee productivity and retention, enhance employee learning and development, increase employee engagement, and make their integrated talent management programs more cost-effective.

•
More effective and consistent talent acquisition programs. Our talent acquisition solutions are comprised of two major components that enable our customers to increase the consistency and effectiveness of their recruiting programs. The first component is our applicant tracking system, which automates and streamlines the recruiting process. The second component is our testing and assessment solutions, which ensures that candidates have the desired knowledge, skills, behavior and experience necessary to be successful in the desired position. Our talent acquisition solutions enable our customers to:

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

•
Greater employee productivity and retention. Our employee performance management solutions combine software, proprietary content and consulting services to automate and systematize employee performance management leading practices. Specifically, our solutions enable organizations to automate goal setting, performance appraisal, succession planning, career planning, and compensation management activities, manage learning and development events, design and administer effective and consistent employee surveys and implement productive mentoring programs. Our solutions include tools that facilitate the development of action plans to address weaknesses and cultivate strengths identified through these processes. We complement the software components of our solutions with consulting services that help to encourage and manage behavioral change within an organization. As a result, we understand that our customers experience greater employee productivity and improved employee retention after implementing our solutions, and thus directly impact business outcomes.

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

•
Application of analytics to talent acquisition and employee performance management programs. Our solutions enable organizations to use the data generated by their talent acquisition and employee performance management programs in order to improve these programs. Specifically, our solutions enable management to identify overall trends that could improve the efficiency and effectiveness of their processes. For example, we enable our customers to identify their most productive recruiting channels, establish criteria indicative of success in various roles and identify problems that could lead to employee turnover.

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

Our Strategy

Our objective is to be the leading global provider of human capital management business solutions for global organizations with more than 5,000 employees.  Key elements of our strategy include:

•
Focus on strategic talent management solutions. Unlike some vendors that provide broad suites of HR administrative software, we have focused on the strategic HR functions that have the greatest potential to build and improve the workforces of our customers. We believe that this focus has enabled us to deliver solutions that meet the unique needs of our customers in these areas. We also believe that this focus has helped us to generate an increasingly recognized brand in these markets, which are expected to grow at a materially faster rate than the broader Human Capital Management (HCM) market over the next five years. We intend to continue to broaden our footprint in the integrated talent management space in order to leverage our increasingly recognized brand in these markets and these positive market dynamics.

•
Provide innovative and industry-specific solutions to our customers. During the past three years, we have introduced several new solutions, each in response to the unique needs of our customers. We intend to continue to work closely with our customers to further develop innovative solutions that increase the effectiveness of their recruiting programs and contribute to greater employee retention and productivity. We have also introduced specific solutions for the following vertical industries: financial services and banking, manufacturing, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education. We intend to develop specific solutions for additional vertical industries.

•
Cross-sell additional solutions to and further penetrate current customers. During the year ended December 31, 2009, we renewed approximately 80% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal. This renewal rate provides us with a strong base of recurring revenue. We believe that our strong customer relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing customers and to achieve greater penetration within an organization. We expect to continue to create innovative programs designed to provide our employees with strong incentives to maximize the value we provide to each of our customers.

•
Continue to leverage our global sourcing strategy to provide quality solutions efficiently. We established offices in Hyderabad, India in 2003. In January 2008 we completed construction and opened our facility in Vizag, India.  We currently have approximately 312 employees working in our offices in Hyderabad and Vizag.  We believe our sourcing strategy will continue to provide significant benefits to our customers including cost benefits and year round customer service, 24 hours a day, 7 days a week.

•
Expand our global presence and customer base. For the year ended December 31, 2009 we have expanded our global presence to over 21 countries. Although our primary focus has been on the U.S. market, our solutions are also well suited to addressing problems faced by organizations outside the United States. In the future, we intend to expand our distribution efforts in Europe, the Middle East and the Asia/Pacific region. Although we have employed a direct sales force in the United States, we intend to expand our international distribution through direct sales and strategic partnerships. We believe that pursuing a channel strategy enables us to limit the costs associated with international expansion and acknowledges that different geographies present different cultural challenges best addressed by a local sales force.

•
Pursue complementary acquisitions. We have completed 28 acquisitions of businesses since 1994. These acquisitions have helped us to adapt our business to the evolving needs of our customers. We believe that the HCM market is significantly fragmented. Many competing companies have strong technology or vertical market expertise but lack the scale to compete with the industry leaders in the long term. We continue to identify similarly situated companies that we believe could broaden the functionality and strength of our existing solutions.

Our Products and Services

We offer unified business solutions that support hiring and retention for the entire employee lifecycle.

Hiring Solutions:

Recruitment Process Outsourcing (“RPO”)
Our RPO offering delivers a higher quality of candidate-fast. With operations around the globe, we use technology and human ability to reach hard-to-find candidates and deliver them real-time to recruiters. We understand organizations need us to provide better recruiting for less, and use our global resources to drive cost savings and improve their workforces. Kenexa RPO provides global recruitment services for the largest companies in the world.

Recruitment Technology
We provide complete Recruitment Technology systems for the largest, most complex organizations in the world. Our web-based technology provides everything organizations need to locate and track talented candidates as they move through the hiring process. Built using cutting-edge technologies, our Recruitment Technology solutions deliver comprehensive support of recruiting processes, giving companies visibility and access to critical hiring and retention data.

Onboarding
Our Onboarding solution is built on the belief that every new employee needs to have the right information to be effective. Our solution offers forms management for legal documents, workflow and electronic signatures. We help companies extend a positive brand impression through ongoing communication and socialization that reinforces their culture and business practices. This helps organizations reduce the amount of time it takes employees to be fully competent in their jobs—increasing productivity and return on investment.

Employee Assessments
We offer Employee Assessments that help organizations select and retain top performers based on seven key areas that predict individual performance and potential—experience, skills, abilities, personality, motivation, situational judgment and culture fit. Our tools are delivered in the most usable formats—online, interviews and assessment centers. All of our solutions can be used as standalone systems or easily integrated with the quality and efficiency of recruiting and selection processes. They allow organizations to make better hiring and promotion decisions, and ensure that employees are a perfect fit in the organization’s culture.

Skills Tests
We offer skills tests that improve the screening process by helping organizations quickly identify and select the most talented candidates. Easy-to-use and administer, Kenexa Prove It!® System offers more than 1,000 validated assessments for specific job classifications, including software, office/professional, call center, financial, healthcare, industrial, legal and technical positions. Test results are received instantly—ideal for selecting candidates in a fast-paced, competitive environment.

Structured Interviews
We offer structured interviews that assess candidates with greater accuracy, objectivity and consistency, while improving the fit of new hires within each organization's culture. Kenexa Interview Builder® System provides a powerful online structured interview reference library of more than 3,000 questions that increase interviewer confidence, efficiency, accuracy and defensibility. With the ability to custom select behavioral, situational, attitudinal and job knowledge questions, Interview Builder encourages candidates to speak freely about their experiences and provides a broad spectrum of job analysis tools, job description templates, interview guides and competency profiles.

Employment Branding
Our Employment Branding offering applies the same consumer branding principles of attracting and retaining customers to attracting and retaining top employees. It’s a practice built on research that uncovers the strengths, weaknesses and hidden elements of an organization’s culture. Employment Branding integrates seamlessly with every Kenexa solution to create award-winning recruitment campaigns, provide candidates with an engaging career site experience, uncover the right media mix for sourcing, give insight into employee engagement and help retain top performers.

Retention Solutions:

Performance Management
We offer comprehensive Performance Management solutions that integrate performance management, compensation management, career development, goal alignment and succession planning. Our solutions enable companies to increase productivity, streamline processes, increase accountability and enhance employee engagement.

Employee Surveys
We deliver Employee Surveys that provide the measurements needed to further each organization and improve business outcomes. With the industry’s best psychologists and top HR experts, we believe we are the proven leader in survey design, administration, reporting and behavior change. Our depth of experience, proven track record, high client retention rate, industry leading normative data and global footprint make us unique. Our tools and technology are intuitive and customized for each organization, making them easy for survey champions, employees and managers to use.

Learning Management
Our Learning Management solution enables organizations to deliver and track employee learning. Our system is ideal for all types of training, including skills and behavioral learning, new-hire orientation, leadership education and sales training. We help companies tailor the delivery of learning management processes by division, business unit and geography.

Leadership Solutions
We understand that leadership development efforts are not universal—they must be tailored to each organization’s specific metrics and processes. Our Leadership Solutions are designed to address core business needs by increasing the quality of leadership in organizations. We offer Leadership Audit, Leadership Assessments and Leadership Development solutions that align with each company’s business strategies to help drive greater organizational performance and success.

Technology, Development and Operations

Technology

We believe that the current market desires integrated talent management solutions that deliver a high degree of business value by linking human capital management solutions more directly to business outcomes.  Available in a Software as a Service (SaaS) context, extending a customer’s enterprise, this technology must be easy to use and inexpensive to configure and integrate with the customer enterprise.  Kenexa solutions deliver this value by meeting the diverse needs of key stakeholders (Executives, HR, line managers, and employees), by supporting enterprise processes, and by integrating seamlessly with a wide variety of internal and third party applications and services.

Kenexa’s technology strategy is a two-pronged approach: continued enhancement to our common services and existing applications, which provide standard features and functionally.

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

•
Kenexa 2x™Products. This solution set is a Platform as a Service (PaaS) and represents the next generation of Kenexa development, via a fully integrated talent management application on a unified data model, security infrastructure, and user experience, with a universal talent record that enables organizations to aggregate all talent data across the enterprise and spanning entire employee life cycles.  Kenexa 2x has been architected to use Common Services for various functions and to integrate with Kenexa Recruiter ® BrassRing category applications.

This architecture enables us to meet the needs of our current customer base while developing and deploying future capabilities with little to no customer impact, and thus delivers a high degree of customer care.

Our software is designed to support easy-to-use features such as dynamic workflows, job templates and user configuration that enable customers to adapt the application for their specific requirements. Dynamic workflows are designs that facilitate business processes whereby one step in the process cannot be completed until all prior steps have been completed.

Development

Innovation is an important part of our business. We believe that three primary factors drive our innovation: our employees, our domain experts and our customers. We have a formalized system to cultivate participation from all of our employees in research and development. We also leverage the experience of our research scholars and domain experts, who produce white papers, case studies and thought pieces which form the foundation for our innovation. Our research and development team maintains a repository of ideas, and selected ideas are presented to the market validation team. Market validated ideas progress to the prototype stage. The executive team reviews prototypes and selects those with the highest potential, which then enter the product development phase. In addition to our employees and domain experts, some of the key ideas are generated from customer feedback gathered during user group meetings, customer symposiums, and advisory councils.

We follow a development methodology that we believe allows us to develop projects quickly and then proceed on a predictable, low risk path for high-quality results. We conduct our product development through our global development teams.  We are in the process of transitioning from being an ISO 9001:2000 certified organization to a Capability Maturity Model Integration (CMMI) certified organization.  We intend to seek CMMI certification in the coming years.

Operations

Our data centers in Sterling, Virginia and Blanchardstown, Ireland serve as our hosting facilities for our on-demand solutions. We also have data centers in Massachusetts, Pennsylvania, Nebraska, England, and India. We seek to adhere to industry standards and best practices in our global operations. Our goal is to deliver world-class hosted solutions that are highly available, scalable and reliable across our suite of Talent Management solutions. We believe that we offer best-in-industry security to our customers and demonstrate this through a number of security related certifications including CyberTrust Enterprise, CyberTrust Application, TRUSTe, and SafeHarbor.  We seek to deliver quality service with service level guarantees to customers.

Our Hosting Operations and Security teams include multiple Certified Information Systems Security Professionals, or CISSPs, with training in the latest security and availability threats. Our data centers are continuously and proactively monitored by a comprehensive set of tools, personnel, as well as partnering with a third party intrusion detection vendor, 24 hours a day, 7 days a week. Our hosted data center has built-in power redundancy from multiple power grids with uninterrupted power supplies backed up by N+1 diesel generators designed to provide uninterrupted service to our customers. The hosted infrastructure is designed with a focus on quality, reliability, scalability, privacy and security.

Customers

As of December 31, 2009, we had a customer base of approximately 4,900 companies over a number of industries, including financial services and banking, manufacturing, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including approximately 170 companies on the Fortune 500 list published in May 2009. Our customer base includes companies that we billed for services during the year ended December 31, 2009 and does not necessarily indicate an ongoing relationship with each such customer. For the year ended December 31, 2009, we provided our talent acquisition and employee performance management solutions on a subscription basis to approximately 4,212 customers, with an average subscription term of two years.  The remainder of our customers in 2009 engaged us to provide discrete professional services and may not engage us for future services once a project is completed. No single customer accounted for more than 10% of our revenue in the year ended December 31, 2009.

Customer Support

We believe that superior customer support is critical to our customers. Our customer support group assists our customers by answering questions and troubleshooting issues involving our solutions. Customer support is available 24 hours a day, 7 days a week by telephone and Internet from a member of our customer support team. Members of our customer support team receive comprehensive training and orientation to ensure that our customers receive high-quality support and service. Each of our customers is assigned a single point of contact. When an issue is reported to us, our customer support personnel follow a clearly defined escalation process to ensure that mission-critical issues are resolved to the satisfaction of the customer.

We utilize our talent acquisition and employee performance management solutions to recruit and manage our customer support personnel. We believe that applying these solutions to our customer service department has resulted in a customer support group with superior skills, competencies and aptitude for customer service. As of December 31, 2009, our customer support group consisted of 776 employees. The majority of our customer support groups reside in the following locations: Massachusetts, Nebraska, Pennsylvania, Texas, England, Germany, India and Poland.

Sales and Marketing

Our target customers are large and medium-sized organizations with complex talent acquisition and employee performance management needs. We sell our solutions to both new and existing customers primarily through our direct sales force, which is comprised of inside sales, telesales and field sales personnel. Our marketing strategy focuses on building Kenexa’s value proposition in the marketplace, increasing the productivity of our sales engine and establishing relationships with industry influencers.

We believe that our customer relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing customers and to achieve greater penetration within the organizations. We have established a program intended to increase cross-selling into our largest customers, and we expect to continue to create innovative programs designed to incent our employees and maximize the value we provide to each of our customers.

Our marketing initiatives are generally targeted toward specific vertical industries or specific solutions. Our marketing programs primarily consist of:

•	participation in and sponsorship of conferences, symposiums, regional user groups, networks, tradeshows and industry events;

•	direct marketing campaigns;

•	advertising in online media outlets, trade and mainstream publications;

•	creation of white papers, case studies, sales materials and thought leadership papers;

•	leveraging our website to provide product and company information, podcasts, social media forums, and resources to professionals; and

•	Focusing public relations efforts on building and enhancing our brand in the marketplace.

Employees

As of December 31, 2009, we had 1,459 employees, consisting of 243 employees in sales and marketing, 291 employees in development, 776 employees in delivery of our solutions and 149 employees in general and administrative positions.  As of December 31, 2008, we had 1,535 employees, consisting of 225 employees in sales and marketing, 411 employees in development, 757 employees in delivery of our solutions and 142 employees in general and administrative positions.  None of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced any interruptions of our operations as a result of labor disagreements.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of patents, copyright, trade secret, trademark and other common laws in the United States and other jurisdictions, as well as confidentiality procedures, systems and contractual provisions to protect our proprietary technology, processes and other intellectual property.

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

Substantial litigation regarding intellectual property rights exists in the software industry. From time to time, in the ordinary course of our business, we are subject to claims relating to our intellectual property rights or those of others, and we expect that third parties may commence legal proceedings or otherwise assert intellectual property claims against us in the future, particularly as we expand the complexity and scope of our business, the number of similar products increases and the functionality of these products further overlap. We cannot be certain that no third party intellectual property rights that exist could result in a claim against us in the future. These actual and potential claims and any resulting litigation could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time consuming and expensive to defend and could affect our business materially and adversely. Any claims or litigation from third parties may also limit our ability to use various business processes, software and hardware, other systems, technologies or intellectual property subject to these claims or litigation, unless we enter into license agreements with the third parties. However, these agreements may be unavailable on commercially reasonable terms or not available at all.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies. We compete with niche point solution vendors, some of whom are privately held, such as Peopleclick Authoria, iCIMS, Inc., Integrated Performance Systems, Inc., Kronos, Pilat HR Solutions, Inc., Previsor, Inc., SHL Group plc, SuccessFactors, Inc., and Taleo Corporation, which offer products that compete with one or more applications in our suite of solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning software with much greater resources, such as Oracle Corporation (PeopleSoft), SAP AG and Lawson, Inc. To a lesser extent, we compete with vendors of recruitment process outsourcing services and survey services, including Accolo, Inc., Alexander Mann Solutions, The Right Thing, and survey services such as The Gallup Organization.  We believe the principal competitive factors in our industry include:

•	solution breadth and functionality;

•	ease of deployment, integration and configuration;

•	domain expertise;

•	industry-specific expertise;

•	service support, including consulting services and outsourcing services;

•	solution price;

•	breadth of sales infrastructure; and

•	breadth of customer support.

We believe that we generally compete favorably with respect to these factors.

We may face future competition in the talent acquisition and employee performance management market from large, established companies, such as Oracle and SAP, as well as from emerging companies. Barriers to entry into our industry are relatively low, new software products are frequently introduced and existing products are continually enhanced. In addition, we expect that there is likely to be consolidation in our industry, which could lead to increased price competition and other forms of competition. Established companies not only may develop their own competitive products, but may also acquire or establish cooperative relationships with current or future competitors, including cooperative relationships between both larger, established and smaller public and private companies.

In addition, our ability to sell our solutions will depend, in part, on the compatibility of our software with software provided by our competitors. Our competitors could alter their products so that they will no longer be compatible with our software or they could deny or delay access by us to advance software releases, which would limit our ability to adapt our software to these new releases. If our competitors were to bundle their products in this manner or make their products non-compatible with ours, our ability to sell our solutions might be harmed which could reduce our gross margins and operating income.

Securities and Exchange Commission Filings

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC.  Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.  The address of that site is www.sec.gov.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, www.kenexa.com as soon as reasonably practicable after they are filed electronically with the SEC.

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

Our business will suffer if our existing customers terminate or do not renew their software subscriptions.

We expect to continue to derive a significant portion of our revenue from renewals of subscriptions for our talent acquisition and employee performance management solutions. During the years ended December 31, 2009 and 2008, our customers renewed approximately 80% and 75%, respectively, of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal, a rate which is lower than the approximately 90% rate at which our customers have historically renewed their subscriptions with us. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms to us, defer existing agreements or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained.

Maintaining the renewal rate of our existing subscriptions is critical to our future success. Factors that may affect the renewal rate for our solutions include:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	the effectiveness of our support services;

•	our ability to develop complementary products and services;

•	the willingness of our customers to continue to invest their resources in our solutions in light of other demands on those resources;

•	the macroeconomic environment.

Most of our existing customers have entered into subscription agreements with us that expire between one and three years from the initial contract date. Our customers have the right to terminate their contracts under certain circumstances and are not obligated to renew their subscriptions for our solutions after the expiration of the initial terms of their subscription agreements. In addition, our customers may negotiate terms which are less favorable to us upon renewal, or may request that we license our software to them on a perpetual basis, which may reduce recurring revenue from these customers. For example, some of our RPO customers restructured their RPO agreements with us during 2009 as a result of the economic downturn to decrease the amount of fixed fees and increase the amount of variable fees pursuant to the agreement.  Our future success also depends in part on our ability to sell new solutions to our existing customers.

If the unemployment rate increases or fails to materially decrease, our business may be harmed.

Demand for our solutions depends in part on our customers’ ability to hire and retain their employees.  According to the U.S. Bureau of Labor Statistics, the U.S. unemployment rate in January 2010 was 9.7%.  It is unknown whether unemployment will decrease, increase or remain constant throughout 2010 and beyond as a result of the general downturn in macroeconomic conditions in the U.S. and globally.  If the unemployment rate increases, or does not materially decrease, our existing and potential new customers may no longer consider improvement of their talent acquisition and employee performance management systems to be a necessity and may have less of a need to hire and retain employees, which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to adequately protect our proprietary rights, our competitive advantage could be impaired, we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

Our intellectual property rights are important to our business, and our success is dependent, in part, on protecting our proprietary software and technology and our brand, marks and domain names. We rely on a combination of patent, copyright, trademark, trade secret and other common laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. It may be possible for unauthorized third parties to copy our software and use information that we regard as proprietary to create products and services that compete with ours, which could harm our competitive position and cause our revenue to decline.

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

To the extent that we expand our international activities, our exposure to unauthorized copying and use of our software and proprietary information may increase despite procedures and systems that control information access. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries in which we operate. Further, the laws of some countries, and in particular India, where we develop much of our intellectual property, do not protect proprietary rights to the same extent as the laws of the United States. For example, companies seeking to enforce proprietary rights in India can experience substantial delays in prosecuting trademarks and in opposition proceedings. In the event that we are unable to protect our intellectual property rights, especially those rights that we develop in India, our business would be materially and adversely affected.

Additional litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

Reductions in information technology spending could limit our ability to grow our business.

Our operating results may vary based on changes in the information technology spending of our customers. The revenue growth and profitability of our business depend on the overall demand for enterprise application software and services. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. As a result, decreased demand for enterprise application software and services, and in particular talent acquisition and employee performance management solutions, caused by a weakening global economy, or otherwise, may cause a decline in our revenue.  Historically, corporate information technology spending has been one of the first costs that businesses cut, especially during economic downturns. In particular, software for talent acquisition and employee performance management software may be viewed by some of our existing and potential customers as a lower priority and may be among the first expenditures reduced, especially during unfavorable economic conditions. As a result, potential customers may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which would negatively impact our operating results.

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

For the years ended December 31, 2009, 2008 and 2007, we derived approximately 84.9%, 80.2% and 81.7%, respectively, of our total revenue, from the sale of subscriptions for our solutions and expect that a significant portion of our revenue for the foreseeable future will be derived from those subscriptions. We recognize the associated revenue ratably over the term of the subscription agreement, which is typically between one and three years. As a result, a significant portion of the revenue that we report in each quarter reflects the recognition of deferred revenue from subscription agreements entered into during previous periods. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, making our results less indicative of our future prospects.

Historically, our customers have renewed more than 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal.  However, our renewal rates during the years ended December 31, 2009 and 2008 were approximately 80% and 75%, respectively.  We cannot assure you that our renewal rate will return to its historical levels, or that it will not decrease.

If our revenue does not meet our expectations, we may not be able to curtail our spending quickly enough and our cost of revenue, compensation and benefits and product development would increase as a percentage of revenue. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any one period, as revenue from new customers is recognized over the applicable subscription term
.
Our revenue is highly susceptible to changes in general economic conditions, and a recession or other downturn in the U.S. economy, or in any geographic market in which we provide services, could substantially impact sales of our services and overall results of operations.

Our operating results may vary based on changes in the information technology spending of our customers. The revenue growth and profitability of our business depend on the overall demand for enterprise application software and services. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. Our customers may reevaluate their expenditures on enterprise application software and services, and in particular talent acquisition and employee performance management solutions, especially given the recent financial crisis in today's economic environment, which could cause them to cancel all or any portion of our services or delay the payment of their bills for services previously performed by us.  As a result, in the event of a prolonged recession or even a less severe downturn in general economic conditions, our results of operations could be negatively impacted as a result of decreased demand for enterprise application software and services, and in particular talent acquisition and employee performance management solutions, and the impact could be more pronounced for us than for those businesses that deliver products or services that customers deem to be a higher priority. In particular, software for talent acquisition and employee performance management software may be viewed by some of our existing and potential customers as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. As a result, potential customers may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which would negatively impact our operating results. In addition, volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our services in a timely manner, or to maintain operations, and result in a decrease in demand for our services that could have a negative impact on our overall results of operations.

Our financial performance may be difficult to forecast as a result of our focus on large customers and the long sales cycle associated with our solutions.

Our sales cycles are generally up to nine months and in some cases even longer. This long sales cycle impedes our ability to accurately forecast the timing of sales in a given period which could adversely affect our ability to meet our forecasts for that period. We focus our sales efforts principally on large organizations with complex talent acquisition and employee performance management requirements. Accordingly, in any single quarter the majority of our revenue from sales to new customers may be composed of large sales made to a relatively small number of customers. Our failure to close a sale in any particular quarter may impede revenue growth until the sale closes, if at all. As a result, substantial time and cost may be spent attempting to close a sale that may not be successful. The period between an initial sales contact and a contract signing is relatively long due to several factors, including:

•	the need to educate potential customers about the uses and benefits of our solutions and the on-demand delivery model;

•	the discretionary nature of our customers’ purchase and budget cycles;

•	the competitive evaluation of our solutions;

•	fluctuations in the talent acquisition and employee performance management requirements of our prospective customers;

•	potential economic downturns and reductions in corporate IT spending;

•	announcements or planned introductions of new products or services by us or our competitors; and

•	the lengthy purchasing approval processes of our prospective customers.

If our efforts to attract new customers or to sell additional solutions to our existing customers are not successful, our revenue growth will be adversely affected.

To increase our revenue, we must continually add new customers and sell additional solutions to existing customers. If our existing and prospective customers do not perceive our solutions to be of sufficiently high value and quality, we may not be able to attract new customers or to increase sales to existing customers. Our ability to attract new customers and to sell new solutions to existing customers will depend in large part on the success of our sales and marketing efforts. However, our existing and prospective customers may not be familiar with some of our solutions, or may have traditionally used other products and services for some of their talent acquisition and employee performance management requirements. Our existing and prospective customers may develop their own solutions to address their talent acquisition and employee performance management requirements, purchase competitive product offerings or engage third-party providers of outsourced talent acquisition and employee performance management services. Additionally, some customers may require that we license our software to them on a perpetual basis or that we allow them the contractual right to convert from a term license to a perpetual license during the contract term, which may reduce recurring revenue from these customers.

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

As a result of fluctuations in our revenue and operating expenses, our quarterly operating results may vary significantly. We may not be able to curtail our spending quickly enough if our revenue falls short of our expectations. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our new product development efforts and hire additional personnel. Our operating results may fluctuate in the future as a result of the factors described below:

•	our ability to renew and increase subscriptions sold to existing customers, attract new customers, cross-sell our solutions and satisfy our customers’ requirements;

•	changes in our pricing policies;

•	the introduction of new features to our solutions;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our solutions;

•	new product and service introductions by our competitors;

•	concentration of marketing expenses for activities, such as trade shows and advertising campaigns;

•	concentration of research and development costs; and

•	concentration of expenses associated with commissions earned on sales of subscriptions for our solutions.

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

We provide and manage our service through computer hardware and software that is currently located in a Qwest Web hosting facility in Sterling, VA USA and ServeCentric facility in Blanchardstown, Ireland. All Web hosting facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. These facilities are also subject to break-ins, sabotage, intentional acts of terrorism, vandalism and similar misconduct. Despite precautions that we take at these facilities, the occurrence of a natural disaster, act of terrorism or other unanticipated problem at any of these facilities could result in lengthy interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable or if our Disaster Recovery Plan (DRP) fails to provide adequate disaster recovery capabilities.

If our security measures are breached and unauthorized access is obtained to customer data, we may incur liabilities and customers may curtail or stop their use of our solutions, which would harm our business, operating results and financial condition.

Our solutions involve the storage and transmission of confidential information of customers and their existing and potential employees, and security breaches could expose us to a risk of loss of, or unauthorized access to, this information, resulting in possible litigation and possible liability. Although we have never sustained such a breach, if our security measures were ever breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtained access to this confidential data, our reputation could be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and customers.

If we fail to develop or acquire new products or enhance our existing solutions to meet the needs of our existing and future customers, our revenue may decline.

To remain competitive, we must continually improve and enhance the responsiveness, functionality and features of our existing solutions and develop new solutions that address the talent acquisition and employee performance management requirements of organizations. If we are unable to successfully develop or acquire new solutions or enhance our existing solutions, our revenue may decline and our business and operating results will be adversely affected.  If we do not succeed in developing or introducing new or enhanced solutions in a timely manner, they may not achieve the market acceptance necessary to generate significant revenue.

In addition, it is possible that evolving technology may enable new deployment mechanisms that make our on-demand business model obsolete. To the extent that we are not successful in continuing to develop our solutions in correlation with evolving technology, we may not be successful in establishing or maintaining our customer relationships.

Releases of new solutions and enhancements to existing solutions may cause purchasing delays, which would harm our revenue.

Our practice and the practice in the industry in which we compete is to regularly develop and release new solutions and enhancements to existing solutions. As a result, our future success could be hindered by delays in our introduction of new solutions and/or enhancements of existing solutions, delays in market acceptance of new solutions and/or enhancements of existing solutions, and our, or our competitors’, announcement of new solutions and/or solution enhancements or technologies that could replace or shorten the life cycle of our existing solutions. In addition, clients may delay their purchasing decisions in anticipation of our new or enhanced solutions or new or enhanced solutions of our competitors. Delays in client purchasing decisions could seriously harm our business and operating results. Moreover, significant delays in the general availability of new releases or client dissatisfaction with new releases could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We may not receive significant revenue as a result of our current research and development efforts.

Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. We have made and expect to continue to make significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by corresponding revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenue as a result of these investments.

The use of open source software in our solutions may expose us to additional risks and harm our intellectual property.

Some of our solutions use or incorporate software components that are subject to one or more open source licenses. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code in the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms.

While we monitor the use of all open source software in our solutions, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our solutions, we could, under certain circumstances, be required to disclose the source code to our solutions. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

Our ability to license our software is highly dependent on the quality of our services offerings, and our failure to offer high quality services could adversely affect our subscription revenue and results of operations.

Once our software has been implemented and deployed, our customers depend on us to provide them with ongoing support and resolution of issues relating to our software. Therefore, a high level of service is critical for the continued marketing and sale of our solutions. If we do not efficiently and effectively implement and deploy our software products, or succeed in helping our customers quickly resolve post-deployment issues, our ability to sell software products to these customers would be adversely affected and our reputation in the marketplace and with potential customers could suffer.

If we encounter barriers to the integration of our software or services with software provided by our competitors or with the software used by our customers, our revenue may decline and our research and development expenses may increase.

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

The software applications forming part of our solutions may contain material defects or errors, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our solutions in the future. The costs incurred in correcting any material product defects or errors may be substantial and would adversely affect our operating results. After the release of our products, defects or errors may also be identified from time to time by our internal team and by our customers. Such defects or errors may occur in the future. Any defects that cause interruptions to the availability of our solutions could result in:

•	lost or delayed market acceptance and sales of our solutions;

•	loss of customers;

•	product liability suits against us;

•	diversion of development resources;

•	injury to our reputation; and

•	increased maintenance and warranty costs.

If we are unable to compete effectively with companies offering enterprise talent acquisition and employee performance management solutions, our revenue may decline.

We may not have the resources or expertise to compete successfully in the future. If we are unable to successfully compete, we could lose existing customers, fail to attract new customers and our revenue would decline. The talent acquisition and employee performance management solutions markets are rapidly evolving and highly competitive, and we expect competition in these markets to persist and intensify. Barriers to entry into our industry are low, new software products are frequently introduced and existing products are continually enhanced. We compete with niche point solution vendors such as PeopleClick Authoria, iCIMS, Inc., Integrated Performance Systems, Inc., Kronos Incorporated, Pilat HR Solutions, Inc., Previsor, Inc., SHL Group plc, SuccessFactors, Inc., and Taleo Corporation that offer products that compete with one or more applications contained in our solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning, or ERP, software with much greater resources, such as Oracle Corporation (PeopleSoft), SAP AG and Lawson, Inc. To a lesser extent, we compete with vendors of recruitment process outsourcing services, including Accolo, Inc., Alexander Mann Solutions, The Right Thing, and survey services such as The Gallup Organization. In addition, many organizations have developed or may develop internal solutions to address enterprise talent acquisition and employee performance management requirements that may be competitive with our solutions.

Some of our competitors and potential competitors, especially vendors of ERP software, have significantly greater financial, support, technical, development, marketing, sales, service and other resources, larger installed customer bases, longer operating histories, greater name recognition and more established relationships than we have. In addition, ERP software competitors could bundle their products with, or incorporate capabilities in addition to, talent acquisition and employee performance management functions, such as automated payroll and benefits, in products developed by themselves or others. Products with such additional functions may be appealing to some customers because they would reduce the number of different types of software or applications used to run their businesses. Our niche competitors’ products may be more effective than our solutions at performing particular talent acquisition and employee performance management functions or may be more customized for particular customer needs in a given market. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements or regulatory changes.

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

We believe that our industry is highly fragmented and that there is likely to be consolidation, which could lead to increased price competition and other forms of competition. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. Our competitors may establish or strengthen cooperative relationships with business process outsourcing vendors, systems integrators, third-party consulting firms or other parties. Established companies may not only develop their own products but may also merge with or acquire our current competitors. In addition, we may face competition in the future from large established companies, as well as from emerging companies that have not previously entered the markets for talent acquisition and employee performance management solutions or that currently do not have products that directly compete with our solutions. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share or sell their products at significantly discounted prices causing pricing pressure. In addition, our competitors may announce new products, services or enhancements that better meet the price or performance needs of customers or changing industry standards. If any of these events occur, our revenues and profitability could significantly decline.

Because our products collect and analyze applicants’ and employees’ stored personal information, concerns that our products do not adequately protect the privacy of applicants and employees could inhibit sales of our products.

Some of the features of our talent acquisition and employee performance management applications depend on the ability to develop and maintain profiles of applicants and employees for use by our customers. These profiles contain personal information, including job experience, banking information, social security numbers, home address and home telephone number. Typically, our software applications capture this personal information when an applicant creates a profile to apply for a job, is being on-boarded, and an employee completes a performance review. Our software applications augment these profiles over time by capturing additional data and collecting usage data. Although our applications are designed to protect user privacy, privacy concerns nevertheless may cause employees and applicants to resist providing the personal data necessary to support our products. Any inability to adequately address privacy concerns could inhibit sales of our products and seriously harm our business, financial condition and operating results.

We may face risks associated with our international operations that could impair our ability to grow our revenue.

We generate a significant portion of our revenue outside the United States. For example, for the year ended December 31, 2009 and 2008, the percentage of revenue generated from customers outside the United States was 20.9% and 26.4% respectively. We intend to continue selling into our existing international markets and to expand into international markets where we currently do not conduct business, which will require significant management attention and financial resources. If we are unable to continue to sell our products effectively in the existing international markets and expand into additional international markets, our ability to grow our business would be adversely affected. Some of the key factors that may affect our ability to maintain and expand our operations and sales in foreign countries include:

•	difficulties in staffing and managing foreign operations, including our ability to provide services to our customers;

•	building and maintaining a competitive presence in existing and new markets;

•	difficulty enforcing contracts and collecting accounts receivable in some countries, leading to longer collection periods;

•	certification, qualification and compliance requirements and expenses relating to our products and business;

•	regulatory requirements, including import and export regulations;

•	changes in currency exchange rates;

•	dependence on third parties to market our solutions through foreign sales channels;

•	reduced protection for intellectual property rights in some countries;

•	less stringent adherence to ethical and legal standards by prospective customers in some countries;

•	potentially adverse tax treatment;

•	the need to localize products for other languages and country-specific business requirements and regulations;

•	difficulty competing with local vendors;

•	language and cultural barriers; and

•	political and economic instability.

Foreign currency exchange rate risks may adversely affect our results of operations.

Material portions of our revenue and expenses are generated by our operations in foreign countries, and we expect that our foreign operations will account for a material portion of our revenue and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, mostly the Indian rupees, British pounds, EURO’s and Canadian dollars. For the year ended December 31, 2009, we generated approximately 20.9% of our total revenue and incurred approximately 20.2% of our total costs in foreign currencies. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in European markets and other foreign markets in which we have operations. Fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. We also incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency in which it receives revenue and pays expenses. Given the volatility of exchange rates, we may not be able to manage effectively our currency translation or transaction risks, which may adversely affect our financial condition and results of operations.

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

We may not be able to raise capital on terms that are favorable to us.

As of December 31, 2009, we had cash and cash equivalents of $29.2 million and short term investments of $29.6 million. Changes in our operating plans, lower than anticipated revenue, increased expenses or other events, may cause us to seek additional debt or equity financing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and consolidated results of operations. Additional equity financing would be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants or financial ratios that restrict our ability to operate our business.

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

We expect that software product developers, such as ourselves, will increasingly be subjected to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Our competitors or other third parties may challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	require costly litigation to defend and resolve, and the payment of substantial damages;

•	require significant management time and attention;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue the sale of our solutions;

•	create negative publicity that adversely affects the demand for our solutions;

•	require us to indemnify our customers; and/or

•	require us to expend additional development resources to redesign our software.

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

We have grown significantly in recent years, and our management remains concentrated in a small number of executive officers, most of whom have been employed with us for at least five years. Our future success will depend to a significant extent on the continued service of these executive officers, namely Nooruddin S. Karsan, Troy A. Kanter, Donald F. Volk, James P. Restivo, and Archie L. Jones, Jr. as well as our other key employees, software engineers and senior technical and sales personnel. We have not entered into employment agreements with any of our employees. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our business, financial condition and results of operations. Competition for qualified personnel in the software industry is intense, and we compete for these personnel with other software companies that have greater financial and other resources than we do. If we lose the services of one or more of our executive officers or other key personnel, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for key personnel could also divert management’s time and attention and result in increased operating expenses.

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

We have and may continue to have periods of growth in our operations, which has placed, and may continue to place, a significant strain on our management, administrative, operational, technical and financial infrastructure. We increased our employee base from 522 employees in 2004 to 693 employees in 2005, to 1,220 employees in 2006, to 1,373 employees in 2007, and to 1,535 employees in 2008. In 2009 due to the challenging macroeconomic environment, the strengthening U.S. dollar relative to other currencies of countries in which we do business and the resulting slowing or delaying of a number of project implementations we announced, during the fourth quarter 2008, a restructuring program involving reductions of approximately 200 employees. As a result of the continued deterioration in the economic environment we executed an additional reduction of approximately 159 employees during the first quarter of 2009.

The increase in employees during 2006 was primarily due to the addition of 44 and 338 employees that we acquired as part of our acquisition of Webhire and BrassRing, respectively. The increase in employees during 2007 was primarily due to the addition of 134 and 25 employees that we acquired as part of our acquisition of Strategic Outsourcing Corporation and HRC Human Resources Consulting GmbH, respectively. The increase in employees during 2008 was primarily due to the addition of 135 employees that we acquired as a part of our acquisition of Quorum International Holdings Limited (“Quorum”). To manage our growth, we will need to continue to improve our operational, financial and management processes and controls and reporting systems and procedures. This effort may require us to make significant capital expenditures or to incur significant expenses, and may divert the attention of our personnel from our core business operations, any of which may adversely affect our financial performance. If we fail to successfully manage our growth, our business, operating results and financial condition may be adversely affected.

Evolving European Union regulations related to confidentiality of personal data may adversely affect our business.

In order to provide our solutions to our customers, we rely in part on our ability to access our customers’ employee data. The European Union and other jurisdictions have adopted various data protection regulations related to the confidentiality of personal data. To date, these regulations have not restricted our business as we have qualified for a safe harbor available for U.S. companies that collect personal data from areas under the jurisdiction of the European Union. To the extent that these regulations are modified in such a manner that our safe harbor no longer applies, our ability to conduct business in the European Union may be adversely affected.

Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.

As Internet commerce continues to evolve, increasing regulation by federal, state and/or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our business model. For example, we believe that increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our customers via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

The failure of our solutions to comply with employment laws may require us to indemnify our customers, which may harm our business.

Some of our customer contracts contain indemnification provisions that require us to indemnify our customers against claims of non-compliance with employment laws related to hiring. To the extent these claims are successful and exceed our insurance coverages, these obligations would have a negative impact on our cash flow, results of operation and financial condition.

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

The Pennsylvania Business Corporation Law further provides that because our articles of incorporation provide for a classified board of directors, shareholders may remove directors only for cause. These and other provisions of the Pennsylvania Business Corporation Law and our articles of incorporation and bylaws could delay, defer or prevent us from experiencing a change of control or changes in our board of directors and management and may adversely affect our shareholders’ voting and other rights. Any delay or prevention of a change of control transaction or changes in our board of directors and management could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares of our common stock.

From time to time, we have conducted share repurchase programs, which may restrict our funds available for other actions and negatively affect the market price of our securities.

Since November 2007, we have repurchased 3,125,651 shares of our common stock under share repurchase plans at an average price per share of $17.80 and an aggregate cost of $55.8 million. These shares were restored to original status and accordingly are presented as authorized but not issued. Share repurchases may not have the effects anticipated by our board of directors and may instead harm the market price of our securities. Share repurchase plans may use a significant portion of our cash reserves, and could limit our future flexibility to complete acquisition transactions or fund other growth opportunities. In addition, the share repurchases are subject to regulatory requirements. We may become subject to lawsuits regarding the use of our cash for share repurchases or for the failure to follow applicable regulatory requirements in connection with our share repurchase program. Our repurchase plans will also likely result in an increase in the share percentage ownership of our existing shareholders, and such increase may trigger disclosure or other regulatory requirements for our larger shareholders. As a result, certain shareholders may liquidate a portion of their holdings. In addition, our repurchase plans may decrease our public float as shares are repurchased by us on the open market pursuant to the plan and may have a negative effect on our trading volume. Such outcomes may have a negative impact on the liquidity of our common stock, the market price of our common stock and could make it easier for others to acquire a larger percentage of our voting securities.

The market price of our common stock has been, and may continue to be, particularly volatile, and our shareholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. From September 2008 through December 31, 2009, our common stock has been particularly volatile as the price of our common stock has ranged from a high of $24.01 to a low of $3.66. In the past several years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. Additionally, as a result of the current global credit crisis and the concurrent economic downturn in the U.S. and globally, there have been significant declines in the values of equity securities generally in the U.S. and abroad. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. For example, we are currently party to a securities class action lawsuit filed against us by a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. Securities litigation, including the securities litigation we are currently subject to, could result in substantial costs and divert our management’s attention and resources from our business.

Our investments in auction rate securities are subject to risks which may adversely affect our liquidity and cause losses.

At December 31, 2009, we held $13.9 million of A, AA and AAA rated auction rate securities (“ARS”), the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. In November 2008, we entered into an agreement (the “UBS Settlement Agreement”) with UBS AG which provides us (1) with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, (2) the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012. Based on the UBS Settlement Agreement, we transferred these investments from available-for-sale to trading securities and began recording the change in fair value of the ARS as gains or losses in current period earnings.

Our ability to enforce the terms of our auction rate settlement with UBS is subject to UBS’s continued viability

UBS has experienced operational challenges including an executive management shakeup; the largest annual loss ever reported by a Swiss company; the elimination of 11,000 jobs; and the need for a Swiss government bailout. All of these factors could add to the worsening financial viability of the bank and cause it to cancel any settlement agreements involving the extension of credit to its customers. If UBS were to terminate its settlement agreement with its customers, our liquidity would adversely be affected.

Unexpected changes in tax rates and regulations could negatively impact our operating results.

We currently conduct significant activities internationally. Our foreign subsidiaries accounted for 20.9% of our total revenues during the year ended December 31, 2009, and 26.4% of our total revenues during the year ended December 31, 2008. Our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings.

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

Location	Approximate Square Footage	Monthly Rent	Lease Expiration
Frisco, Texas	26,656	$47,759	January 31, 2015
Hyderabad, India	23,668	$15,094	February 14, 2011
Lincoln, Nebraska	51,213	$80,481	April 30, 2015
London, England	6,844	$15,017	March 18, 2011
Minneapolis, Minnesota	15,474	$31,825	February 29, 2012
Shanghai, China	9,197	$30,387	October 31, 2012
Vizag, India	60,000	$—	Owned
Waltham, Massachusetts	65,546	$92,310	April 29, 2011
Wayne, Pennsylvania	36,635	$97,887	May 13, 2013

ITEM 3.      Legal Proceedings

On August 27, 2007, a complaint was filed and served by Kenexa BrassRing, Inc. against Taleo Corporation in the United States District Court for the District of Delaware. Kenexa alleges that Taleo infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining Taleo from further infringement.

On May 9, 2008, Kenexa BrassRing, Inc. filed a similar lawsuit against Vurv Technology, Inc. in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining further infringement. This lawsuit has been consolidated with the Kenexa BrassRing, Inc. versus Taleo Corporation lawsuit.

On June 25, 2008, Kenexa Technology, Inc. filed suit in the United States District Court of Delaware against Taleo Corporation for tortious interference with contract, unfair competition, unfair trade practices and unjust enrichment. On August 28, 2009, Taleo filed an amended answer and counterclaim against Kenexa BrassRing, Inc. asserting copyright infringement against Kenexa by the users accessing the Taleo system on behalf of Kenexa’s recruitment process outsourcing customers. Kenexa seeks monetary damages and to enjoin the actions of Taleo. Taleo seeks monetary damages and to enjoin the actions of Kenexa.

On November 7, 2008, Vurv Technology LLC, sued Kenexa Corporation, Kenexa Technology, Inc., and two former employees of Vurv, who now work for Kenexa , in the United States District Court for the Northern District of Georgia. In this action, Vurv asserts claims for breach of contract, computer trespass and theft, misappropriation of trade secrets, interference with contract and civil conspiracy. Vurv seeks unspecified monetary damages and injunctive relief.

On June 11, 2009 and July 16, 2009, two putative class actions were filed against Kenexa Corporation and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. The complaint filed on July 16, 2009 has since been voluntarily dismissed. In the pending action, Building Trades United Pension Trust Fund, individually and on behalf of all others similarly situated alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by Kenexa. This action seeks unspecified damages, attorneys’ fees and expenses.

On July 17, 2009, Kenexa BrassRing, Inc. and Kenexa Recruiter, Inc. filed suit against Taleo Corporation, a current Taleo employee and a former Taleo employee in Massachusetts Superior Court. Kenexa amended the complaint on August 27, 2009 and added Vurv Technology LLC, two former employees of Taleo and two current employees of Taleo. Kenexa asserts claims for breach of contract and the implied covenant of good faith and fair dealing, unfair trade practices, computer theft, misappropriation of trade secrets, tortious interference, unfair competition, and unjust enrichment. Kenexa seeks monetary damages and injunctive relief.

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

ITEM 4.      Reserved

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

	Common Stock Price
	High	Low
Year Ended December 31, 2008:
First Quarter	$22.81	$16.07
Second Quarter	$21.71	$17.41
Third Quarter	$24.01	$14.77
Fourth Quarter	$16.04	$4.68
Year Ended December 31, 2009:
First Quarter	$8.37	$3.66
Second Quarter	$14.20	$5.27
Third Quarter	$15.40	$9.48
Fourth Quarter	$14.77	$10.39

On March 3, 2010, the last reported sale price of our common stock on The Nasdaq Stock Market, LLC was $11.16 per share. As of March 3, 2010, there were approximately 70 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, shareholders will need to sell shares of our common stock to realize a return on their investment, if any.

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

STOCK PERFORMANCE GRAPH AND CUMULATIVE TOTAL RETURN

The following graph shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference therein.

Prior to June 28, 2005, we were not publicly traded and there was no public market for our securities. The graph below compares the cumulative total return of our common stock with that of the Nasdaq Composite Index, the Nasdaq Computer & Data Processing Index and the S&P Smallcap 600 Index from June 28, 2005 (the date shares of our common stock began to trade publicly) through December 31, 2009. The graph assumes that you invested $100 at the close of market on June 28, 2005 in shares of our common stock and invested $100 on May 31, 2005 (the last day of the completed calendar month immediately preceding June 28, 2005) in each of these indexes, and in each case assumes the reinvestment of dividends. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of shares of our common stock.

ITEM 6. Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this filing. The consolidated statements of operations data for each of the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this filing. All of the historical consolidated financial data set forth below gives retroactive effect to a 0.8-for-1 reverse stock split of our common stock on June 27, 2005. Our historical results are not necessarily indicative of results for any future period.

	For the year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$133,854	$163,420	$148,662	$90,470	$50,974
Other	23,815	40,312	33,264	21,637	14,667
Total revenues	157,669	203,732	181,926	112,107	65,641
Cost of revenues	53,371	61,593	50,920	31,712	18,782
Gross profit	104,298	142,139	131,006	80,395	46,859

Operating expenses:
Sales and marketing	35,182	40,780	35,324	25,134	16,133
General and administrative	40,801	48,884	39,332	24,520	15,116
Research and development	9,757	15,555	17,737	8,618	3,986
Depreciation and amortization	14,264	12,088	7,584	3,487	2,112
Restructuring charges	—	1,979	—	—	—
Goodwill impairment charge	33,329	167,011	—	—	—
Total operating expenses	133,333	286,297	99,977	61,759	37,347

(Loss) income from operations	(29,035)	(144,158)	31,029	18,636	9,512
Interest (expense) income	(44)	1,395	3,098	1,560	566
Investment loss	(12)	—	—	—	—
Interest expense on mandatory redeemable preferred shares (1)	—	—	—	—	3,396
(Loss) income from operations before income tax	(29,091)	(142,763)	34,127	20,196	6,682
Income tax (benefit) expense	1,927	(38,071)	10,579	4,303	591
Net (loss) income	(31,018)	(104,692)	23,548	15,893	6,091
Accretion of redeemable class B common shares and class C common shares	—	—	—	—	41,488
Income allocated to noncontrolling interests	(61)	—	—	—	—
Net income (loss) applicable to common shareholders’	$(31,079)	$(104,692)	$23,548	$15,893	$(35,397)

Basic (loss) income per share:
Net (loss) income per share applicable to common shareholders - basic	$(1.38)	$(4.60)	$0.94	$0.80	$(3.06)
Weighted average shares used to compute net (loss) income applicable to common shareholders - basic	22,532,719	22,779,694	24,926,468	19,911,775	11,578,885
Net (loss) income per share applicable to common shareholders - diluted	$(1.38)	$(4.60)	$0.93	$0.78	$(3.06)
Weighted average shares used to compute net (loss) income applicable to common shareholders - diluted	22,532,719	22,779,694	25,327,004	20,425,794	11,578,885

SELECTED CONSOLIDATED FINANCIAL DATA

	For the year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,221	$21,742	$38,032	$42,502	$43,499
Short-term investments	29,570	4,512	58,423	—	—
Long-term investments	—	16,513	—	—	—
Total assets	202,343	218,465	347,889	267,459	73,899
Short-term debt, net	—	—	—	20,000	—
Capital lease obligations, short-term	211	143	140	229	219
Deferred revenue	49,964	38,638	35,076	31,251	12,588

Capital lease obligations, long-term	259	108	94	145	185
Term loan, long-term	—	—	—	45,000	—
Other liabilities (2)	1,981	1,319	138	225	163

Class A common stock	226	225	240	209	174
Total shareholders’ equity	130,138	156,536	287,648	147,161	50,742

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

(2)
Amount in 2009 and 2008 consists of ASC 740 income tax liabilities related to uncertain tax positions of $1,890 and $1,256, respectively. See Critical Accounting Policies and Estimates, Accounting for Income taxes for further discussion.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the “Selected Consolidated Financial Data” section and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Item 1A-Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Overview

We provide business solutions for human resources which include a comprehensive suite of on-demand software applications and complementary services, including outsourcing services and consulting, to help global organizations recruit high performing individuals and to foster optimal work environments to increase employee productivity and retention. We employ a large force of organizational and industrial psychologists and statisticians who study the science of human behavior and its impact on business outcomes. This research is the foundation of our suite of software applications and supporting services that enable our customers to improve business results through human resources. Based on our 22 years of experience assisting customers in addressing their human resource requirements we believe our software applications and services form solutions that enable our customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management program more efficient.

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. Our customers typically purchase multi-year subscriptions with an average length of approximately two years. For the years ended December 2009 and 2008 subscription revenue represented approximately 84.9% and 80.2% of our total revenue, respectively. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. These subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2009, we had a customer base of approximately 4,900 companies, including approximately 170 companies on the Fortune 500 list published in May 2009. Our customer base includes companies that we billed for services during the year ended December 31, 2009 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $86.5 million, or 54.9%, of our total revenue for the year ended December 31, 2009.

In October 2009, unemployment in the United States peaked at 10.1% which will likely adversely affect our business in 2010 and may affect our business thereafter. However, the extent or degree to which we may be affected by these events is extremely difficult to predict. The uncertain economic prospects being experienced by our customers will likely translate into slower growth, or contraction, for us, since a substantial portion of our business is dependent upon our customers’ hiring and human capital needs. However, we believe that, by optimizing our internal resources for the current business conditions, we can minimize these adverse effects and emerge from this economic crisis with a return to our historic operating margins.

Due to the economic downturn some of our customers, facing uncertainty and cost pressures in their own businesses, have indicated that they are waiting to purchase our products and are otherwise increasingly seeking purchasing terms and conditions that are less favorable to us. As a result, during the year ended December 31, 2009 and 2008, our customers renewed approximately 80% and 75%, respectively, of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal during the period rather than our historical renewal rate of approximately 90%.  As the business environment improves we expect renewal rates to improve to the 90% range from a long-term perspective.

Background

We commenced operations in 1987 as a provider of recruiting services to a wide variety of industries. In 1993, we offered our first automated talent acquisition system and by 1997 we had expanded our business to provide employee research, employee performance management technology and consulting services. In late 1997, responding to a growing demand from our customers, we began to provide comprehensive human capital management services integrated with on-demand software. Between 1994 and 1998, we acquired 15 businesses that collectively enabled us to offer comprehensive Human Capital Management (“HCM”) services integrated with on-demand technology.

Over the past eleven years, we have pursued a strategy designed to focus our business on talent acquisition and employee performance management solutions and reduce our strategic focus on discrete professional services that generated less predictable revenue streams and lower margins. To that end:

•	in 1999, we exited our temporary staffing business;

•	in 2000 and 2001, we acquired four businesses which enhanced our screening and behavioral assessment solutions and skills testing technologies;

•	since 2002, we reduced our strategic focus on position-specific recruiting services;

•	in 2003, we discontinued our Oracle implementation business and discontinued and sold our pharmaceutical training division;

•	in 2005, we expanded our presence in North America and enhanced our customer base through our acquisition of Scottworks Solutions, Inc.;

•
in 2006, we enhanced our talent acquisition solutions and customer base through our acquisitions of Webhire, Inc., Knowledge Workers Inc., Gantz-Wiley Research Consulting Group Inc., Psychometric Services Limited., and BrassRing Inc.;

•	in 2007, we enhanced our talent acquisition solutions and customer base through our acquisitions of Strategic Outsourcing Corporation and HRC Human Resources Consulting GmbH,

•	in 2008, we expanded our global footprint in the talent acquisition space through our acquisition of Quorum International Holdings Limited; and

•	in 2009, we entered into an ownership interest transfer agreement with Shanghai Runjie Management Consulting Company to gain presence in China’s human capital management market.

As a result of our shift in strategic focus in 2000, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. Subscription-based solutions provide us with a recurring revenue stream and we believe represent a more compelling opportunity in terms of growth and profitability than discrete professional services. In 2000, revenue derived from subscriptions for these solutions comprised approximately 54.4% of our total revenue. Since 2005, subscription revenue has represented approximately 80% of our total revenue. For the years ended December 2009 and 2008 subscription revenue represented approximately 84.9% and 80.2% of our total revenue, respectively. This shift to subscription based services has been driven by our customer’s adoption of the on-demand model for software delivery and need for solutions that improve employee recruiting and retention; we expect that trend to continue.

From our inception through 2001, our operations were funded primarily through internally generated cash flows and our line of credit, as well as private placements of our securities to institutional investors. On June 29, 2005, we completed our initial public offering and listed our common stock for trading on the Nasdaq Stock Market.

Recent Events

During the fourth quarter 2008, in response to the challenging macroeconomic environment, the strengthening U.S. dollar relative to other currencies of countries in which we do business, and the slowing or delaying of a number of projects by our customers, we announced a restructuring program involving reductions of approximately 200 employees and recorded severance and outplacement benefit costs totaling $2.0 million.  During the first quarter of 2009, as a result of the continued deterioration in the economic environment, we executed an additional reduction of approximately 159 employees and recorded severance and outplacement benefit costs totaling $1.2 million.

During the three months ended March 31, 2009 and December 31, 2008, due to a 32.5% and 49.5%, respectively, decline in our stock price and market capitalization from the previous quarter, lower projected net income, cash flow estimates and slower projected growth rates in our industry, we reevaluated our goodwill impairment analysis. Our analysis was performed to determine the implied fair value of our goodwill with neither the write up nor write down of any assets or liabilities, nor recording of any additional unrecognized identifiable intangible assets. Based upon our analysis we recorded a goodwill impairment charge of $33.3 million and $167.0 million during the three months ended March 31, 2009 and December 31, 2008, respectively. This goodwill impairment charge had no effect on our cash balances.

On January 20, 2009, we entered into an ownership interest transfer agreement with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China for $1.3 million. The initial investment provided us with a 46% ownership in the new entity Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”) and a presence in China’s human capital management market. The agreement with R and J also provided for a 1% annual ownership increase based upon adjusted EBITDA, as defined, for each of the years ended 2008, 2009 and 2010. In the third and fourth quarter of 2009, based upon the 2008 operating results for R and J, we paid an additional $0.2 million for an additional 1% ownership interest in the variable interest entity. The variable interest entity was financed with $0.3 million in initial equity contributions from us and R and J, and has no borrowings for which its assets would be used as collateral. On September 30, 2009 we provided $0.2 million of financing for the variable interest entity. The creditors of the variable interest entity do not have recourse to our other assets.

On May 21, 2009, we elected not to renew our secured credit agreement with PNC Bank. We believe that our cash, short-term investments, UBS Settlement Agreement for our auction rate securities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

On June 11, 2009 and July 16, 2009, two putative class actions were filed against Kenexa Corporation and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. The complaint filed on July 16, 2009 has since been voluntarily dismissed. In the pending action, Building Trades United Pension Trust Fund, individually and on behalf of all others similarly situated alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by Kenexa. This action seeks unspecified damages, attorneys’ fees and expenses.

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

Our customers primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our customers have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled. Due to the current economic slowdown, a greater number of our customers are delaying or seeking to revise the terms and conditions of our service agreements. As a result, during the year ended December 31, 2009 our customers renewed approximately 80% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal during the period rather than our historical renewal rate of approximately 90%. As the business environment improves we expect renewal rates to improve to the 90% range from a long-term perspective.

Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As of December 31, 2009, deferred revenue increased by $11.4 million or 29.5% to $50.0 million from $38.6 million at December 31, 2008. The increase in deferred revenue is a result of the increase in sales of our multiple elements or bundled arrangements. We generally price our solutions based on the number of software applications and services included and the number of customer employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

For the year ended December 31, 2009, approximately 79.1% of our total revenue was derived from sales in the United States. Revenue that we generated from customers in the United Kingdom and Germany was approximately 7.1% and 2.6%, respectively, for the year ended December 31, 2009. Revenue for other countries amounted to an aggregate of 11.2%. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the year ended December 31, 2009. The increase in our percentage revenue derived from sales in the United States is primarily due to decreased foreign sales.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our customers. Additionally, our application hosting costs, amortization of third-party license royalty costs, technical support personnel costs, overhead allocated based on headcount and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our customer base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue. As our revenues begin to increase, we expect our cost of revenue to increase proportionately, subject to pricing pressure related to economic conditions and slightly influenced by the mix of services and software. To the extent new customers are added, we expect that the cost of services, as a percentage of revenue, will be greater than those services associated with existing customers

Operating Expenses

We classify our operating expenses as follows:

Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions, and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the terms of the agreements. Over the past several years, our sales and marketing expense has increased in absolute terms and as a percentage of total revenue. Although we believe that our investment in sales and marketing commencing in 2003 resulted in significant revenue growth during 2004 through 2008, based on recent economic conditions we have reduced our sales and marketing expenditures to adjust for expected lower rates of growth projections. Consistent with our past practice, we intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers at levels we deem appropriate given our current economic conditions. We expect our sales and marketing expense to increase from current levels, mainly due to increased staff expense and continued emphasis on our rebranding effort.

General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead. We expect general and administrative expenses to increase in the short term as we incur additional professional fees in connection with our patent infringement matter, however, in the longer term based upon the current state of the economy, we believe that general and administrative expenses will remain the same or slightly decrease in dollar amount and remain constant as a percentage of total revenue in 2010.

Research and Development. Research and development expenses primarily consist of personnel and related costs, including salaries, and employee benefits, for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel and third party consultants. Our research and development efforts have been devoted primarily to new product offerings and enhancements and upgrades to our existing products. We believe that research and development expenses will increase in dollar amount in 2010.

Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands (other than percentages):

	For the Year Ended December 31,
	2009	2008	2007
Total Revenue	$157,669	$203,732	$181,926
Subscription revenue as a percentage of total revenue	84.9%	80.2%	81.7%
Non-GAAP income from operations	15,915	36,563	37,590
Net cash provided by operating activities	35,520	32,465	38,563

	For the Year Ended December 31,
	2009	2008	2007
Deferred revenue	$49,964	$38,638	$35,076

The following is a discussion of significant terms used in the tables above.

Subscription revenue as a percentage of total revenue. Subscription revenue as a percentage of total revenue can be derived from our consolidated statements of operations. This performance indicator illustrates the evolution of our business towards subscription-based solutions, which provides us with a recurring revenue stream and which we believe to be a more compelling revenue growth and profitability opportunity. We expect that the percentage of subscription revenue will be within a target range of 78% to 82% of our total revenues in 2010.

Non-GAAP income from operations. Non-GAAP income from operations is derived from income (loss) from operations adjusted for noncash or nonrecurring expenses. We believe that measuring our operations, using non-GAAP income from operations provides more useful information to management and investors regarding certain financial and business trends relating to our financial condition and ongoing results. We use these measures to compare our performance to that of prior periods for trend analyses, for purposes of determining executive incentive compensation, and for budget and planning purposes. These measures are used in monthly financial reports prepared for management and in quarterly financial reports presented to our Board of Directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measures with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

We do not consider such non-GAAP measures in isolation or as an alternative to such measures determined in accordance with GAAP. The principal limitation of such non-GAAP financial measures is that they exclude significant expenses that are required by GAAP to be recorded. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which charges are excluded from the non-GAAP financial measures.

In order to compensate for these limitations, we present our non-GAAP financial measures in connection with our GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

	For the year ended December 31,
	2009	2008	2007
	(unaudited)	(unaudited)	(unaudited)
Income (loss) from operations	$(29,035)	$(144,158)	$31,029
Share-based compensation expense	5,364	5,761	3,793
Amortization of intangibles associated with acquisitions	4,475	5,456	2,646
Professional fees associated with variable interest entity	687	—	—
Severance expense	1,156	—	—
Restructuring charges & legal fees associated with restructure charges	—	2,493	—
One time consulting fee related to R&D carryback	—	—	122
Goodwill impairment charge	33,329	167,011	—
Noncontrolling interests	(61)	—	—
Non-GAAP income from operations	$15,915	$36,563	$37,590

The Company’s non-GAAP financial measures as set forth in the table above exclude the following:

Share-based compensation. Share-based compensation consists of expenses for stock options and stock awards that we began recording in accordance with SFAS 123(R) during the first quarter of 2006. Share-based compensation was $5.4 million, $5.8 million and $3.8 million for the years ending December 31, 2009, 2008 and 2007, respectively. Share-based compensation expenses are excluded in our non-GAAP financial measures because share-based compensation amounts are difficult to forecast. This is due in part to the magnitude of the charges which depends upon the volume and timing of stock option grants, which are unpredictable and can vary dramatically from period to period, and external factors such as interest rates and the trading price and volatility of our common stock. We believe that this exclusion provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results for future periods with results from past periods. The dilutive effect of all outstanding options is included in the calculation of diluted earnings per share on both a GAAP and a non-GAAP basis.

Amortization of intangibles associated with acquisitions. In accordance with GAAP, operating expenses include amortization of acquired intangible assets which are amortized over the estimated useful lives of such assets. Amortization of acquired intangible assets was $4.5 million, $5.5 million and $2.6 million for the years ending December 31, 2009, 2008 and 2007, respectively. Amortization of acquired intangible assets is excluded from our non-GAAP financial measures because we believe that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

Professional fees related to our Chinese expansion. The company incurred professional fees in connection with its Chinese expansion in the amount of $0.7 million during the first quarter of 2009. The Company believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

Severance expenses. We incurred charges in the amount of $1.2 million in relation to additional severance expenses in the first quarter of 2009. These charges were excluded them from its non-GAAP income to facilitate a more meaningful comparison to the prior year’s results.

Expenses related to restructuring charges and related legal fees. We incurred charges in the amount of $2.5 million in relation to the restructuring in the fourth quarter of 2008. Such charges consisted of severance and outplacement benefit costs of $2.0 million and certain legal fees of $0.5 million in relation to the termination of approximately 200 employees.

Research and development (“R&D”) credits and the related consulting fees incurred to identify those credits. R&D credits in 2008 relate to R&D activities performed during the entire year of 2008, and reduce the Company’s tax expense. These tax credits totaling $0.5 million were claimed in the Company’s fourth quarter tax filing and are reflected in the Company’s December 31, 2008 financial statements. The R&D tax credit is excluded from the Company’s non-GAAP financial measures in the current quarter to facilitate a more meaningful comparison to the prior year’s results.

Goodwill impairment charge. We recorded a non-cash goodwill impairment charge in the first quarter of 2009 of $33.3 million and $167.0 million in the fourth quarter of 2008 of as a result of a substantial decrease in our stock price, reflecting the impact of the unprecedented turmoil in world economies and the resultant impact on our operations.

Noncontrolling Interest. Non Controlling interest of $0.1 million includes income from operations due to our variable interest entity partner and is excluded from the calculation of non-GAAP net income from operations because it is unrelated to our ownership in the venture.

Net cash provided by operating activities. Net cash provided by operating activities is taken from our consolidated statement of cash flows and represents the amount of cash generated by our operations that is available for investing and financing activities. Generally, our net cash provided by operating activities has exceeded our operating income primarily due to the positive impact of deferred revenue, the add-back of non-cash goodwill impairment charges and more recently due to the collection of accounts receivables. It is possible that this trend may vary as business conditions change.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Deferred revenue at the beginning of the year	$38,638	$35,076	$31,251
Total invoiced subscriptions during the year	145,180	166,982	152,367
Deferred revenue from acquisition	—	—	120
Subscription revenue recognized during the year	(133,854)	(163,420)	(148,662)
Deferred revenue at end of year	$49,964	$38,638	$35,076

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We derive our revenue from two sources: (1) subscription revenues for solutions, which are comprised of subscription fees from customers accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for professional services, translation services and reimbursed out-of-pocket expenses. Because we provide our solutions as a service, we follow the provisions of Financial Accounting Standards Board (“FASB”) ASC 605-10, “Revenue Recognition” and FASB ASC 605-25 “Multiple Element Arrangements”. We recognize revenue when all of the following conditions are met:

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

Other Revenue. Other revenue consists of discrete professional services, translation services and reimbursable out-of-pocket expenses. Discrete professional services, when sold with subscription and support offerings, are accounted for separately since these services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the delivered elements.  Our arrangements do not contain general rights of return.  Additionally, when professional services are sold with other elements, the consideration from the revenue arrangement is allocated among the separate elements based upon the relative fair value. Revenues from professional services are recognized based upon proportional performance as value is delivered to the customer.

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

In accordance with FASB ASC 605-45, “Principal Agent Considerations,” we record reimbursements received for out-of-pocket expenses as revenue and not netted with the applicable costs.  These items primarily include travel, meals and certain telecommunication costs.  Reimbursed expenses for the years ended December 31, 2009, 2008, and 2007, totaled $2.2 million, $4.7 million and $3.5 million, respectively.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims.  Self-insurance accruals totaled approximately $0.6 million as of and for the periods ended December 31, 2009 and 2008. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management's estimates.

Capitalized Software Development Costs

In accordance with FASB ASC 985, “Software”, and FASB ASC 350, “Intangibles-Goodwill and Other”, costs incurred in the preliminary stages of a development project are expensed as incurred.  Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred.  Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this report.

Goodwill and Other Identified Intangible Asset Impairment

Since 2002, we have recorded goodwill in accordance with the provisions of FASB ASC 350, “Intangibles-Goodwill and Other,” which requires us to annually review the carrying value of goodwill for impairment.  If goodwill becomes impaired, some or all of the goodwill would be written off as a charge to operations.  This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

During the quarter ended December 31, 2008 we reevaluated our goodwill, due to adverse changes in the economic climate, a 49.5% decline in our market capitalization from October 1, 2008 (our annual testing date), and a downward revision in our earnings guidance for the quarter and year ended December 31, 2008.  These factors signaled a triggering event, which required us to determine whether and to what extent our goodwill may have been impaired as of December 31, 2008.  The first step of this analysis requires the estimation of our fair value, as an entity, and is calculated based on the observable market capitalization with a range of estimated control premiums as well as discounted future estimated cash flows.  This step yielded an estimated fair value for us which was less than our carrying value including goodwill at December 31, 2008.  The next step entails performing an analysis to determine whether the carrying amount of goodwill on our balance sheet exceeds our implied fair value.  The implied fair value of our goodwill, for this step was determined in the same manner as goodwill recognized in a business combination.  Our estimated fair value was allocated to our assets and liabilities, including any unrecognized identifiable intangible assets, as if we had been acquired in a business combination with our estimated fair value representing the price paid to acquire it.  The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill with neither the write up or write down of any assets or liabilities, nor recording any additional unrecognized identifiable intangible assets as part of this process as of December 31, 2008.  Based on the analysis, we determined that the implied fair value of goodwill was $32.4 million, resulting in a goodwill impairment charge of $167.0 million.  The goodwill impairment charge had no effect on our cash balances.

During the quarter ended March 31, 2009 we reevaluated our goodwill due to continued adverse changes in the economic climate, a 32.5% decline in our market capitalization from December 31, 2008 through March 31, 2009 and a downward revision in internal projections.  These factors signaled a triggering event, which required us to determine whether and to what extent our goodwill may have been impaired as of March 31, 2009.  The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill with no assets or liabilities written up or down, nor any additional unrecognized identifiable intangible assets recorded as part of this process.  Based on the analysis, a goodwill impairment charge of $33.3 million was recorded to write off the remaining balance of our goodwill for the quarter ended March 31, 2009. The goodwill impairment charge had no effect on the Company’s cash balances

Classification and Fair Value Measurement of Auction Rate Securities

We hold investments in auction rate securities having contractual maturities of greater than one year and interest rate reset features of between 7 and 35 days. These auction rate securities were priced and initially traded as short-term investments because of the interest rate reset feature.  During 2008, as a result of the deterioration in the credit markets, our auction rate securities failed to trade at auctions due to insufficient bids from buyers.  The credit market crisis led to uncertainty surrounding the liquidity of our auction rate security investments and required us to reclassify our auction rate securities to long-term investments.  In June 2009, due to our ability to liquidate these securities within the next twelve months, we reclassified our auction rate securities to short-term investments on our Consolidated Balance Sheet.

Our auction rate securities, which have a par value of $15.3 million at December 31, 2009, were acquired through UBS AG.  Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement (the “UBS Settlement Agreement”) with UBS AG which provides us (1)  with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, (2)  the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012 (See Note 3 to the Consolidated Financial Statements).  Following the execution of the UBS Settlement Agreement, we determined that we no longer had the intent to hold the ARS until either maturity or recovery of the ARS market.  Based on this unusual circumstance related to the signing of the UBS Settlement Agreement, we transferred these investments from available–for-sale to trading securities and began recording the change in fair value of the ARS as gains or losses in current period earnings.

Contemporaneous with the determination to transfer the ARS to trading securities, we elected to measure the value of our option to put the securities (“put option”) to UBS AG under the fair value option of FASB ASC 825, “Financial Instruments”.  As a result, at December 31, 2008, we recorded a non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2.2 million.   At December 31, 2009, the put option’s estimated fair value decreased to $1.4 million resulting in a non-operating loss of $0.8 million for the twelve months ended December 31, 2009.  The estimated fair value of the put option as of December 31, 2009 was based in part on an expected life of six months and a discount rate of 0.85%. In June 2009, due to our ability to exercise our put option within the next twelve months, we reclassified our put option to other current assets on our consolidated balance sheet. As a result of the transfer of the ARS from available-for-sale to trading investment securities noted above, we also recorded a non-operating gain for the twelve months ended December 31, 2009 of approximately $0.8 million.  The recording of the loss relating to the decrease in the fair value of the put option and the recognition of the gain in the ARS resulted in an overall net loss of less than $0.1 million for the year ended December 31, 2009.

We anticipate that any future changes in the fair value of our put option under the UBS Settlement Agreement will partially be offset by the changes in the fair value of the related auction rate securities. Our option to put the securities under the UBS Settlement Agreement will continue to be measured at fair value utilizing Level 3 inputs as defined by FASB ASC 820, “Fair Value Measurement and Disclosure”, until the earlier of its maturity or exercise.

The fair values of our auction rate securities are estimated utilizing a discounted cash flow analysis or other types of valuation models as of December 31, 2009 rather than at par. These analyses are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities are also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Any changes in fair value for our auction rate securities, which we attribute to market liquidity issues rather than credit issues, are recorded in our statement of operations.

Accounting for Income Taxes

We are subject to income taxes in the U.S. and various foreign countries.  We record an income tax provision for the anticipated tax consequences of operating results reportable to each taxing jurisdiction in compliance with enacted tax legislation.  We account for income taxes in accordance with FASB ASC 740, “Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Our determination of the level of valuation allowance at December 31, 2009 is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions.  Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

Accounting for Share-Based Compensation

Share-based compensation expense recognized during the period is based on the value of the number of awards that are expected to vest multiplied by the fair value. We use a Black-Scholes option-pricing model to calculate the fair value of our share-based awards. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

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

In certain instances where market based, performance share awards are granted, we use the Monte Carlo valuation model to calculate the fair value.  This approach utilizes a two-stage process, which first simulates potential outcomes for our shares using the Monte Carlo simulation.  The first stage of the Monte Carlo simulation requires a variety of assumptions about both the statistical properties of our shares as well as potential reactions to such share price movements by our management.  Such assumptions include the natural logarithm of our stock price, a random log-difference using the Russell 2000 stock index and a random variable using the specific deviations of our returns relative to the returns dictated by the CAPM model.  The second stage employs the Black-Scholes model to value the various outcomes predicted by the Monte Carlo simulation.  The resulting fair value, on the date of the grant (measurement date), is being recognized over the vesting period using the straight-line method.

Consolidated Results of Operations and Geographic Information

Consolidated Historical Results of Operations

The following table sets forth certain consolidated historical results of operations data and expressed as a percentage of total revenue for the periods indicated. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Kenexa Corporation Consolidated Statements of Operations (in thousands, except for percentages)
	For the Year Ended December 31,
	2009			2008			2007
	Amount	Percent of Revenues		Amount	Percent of Revenues		Amount	Percent of Revenues
Revenues:
Subscription revenue	$133,854	84.9%		$163,420	80.2%		$148,662	81.7%
Other revenue	23,815	15.1%		40,312	19.8%		33,264	18.3%
Total revenues	157,669	100.0%		203,732	100.0%		181,926	100.0%
Cost of revenues	53,371	33.9%		61,593	30.2%		50,920	28.0%
Gross profit	104,298	66.1%		142,139	69.8%		131,006	72.0%

Operating expenses:
Sales and marketing	35,182	22.3%		40,780	20.0%		35,324	19.4%
General and administrative	40,801	25.9%		48,884	24.0%		39,332	21.6%
Research and development	9,757	6.2%		15,555	7.6%		17,737	9.7%
Depreciation and amortization	14,264	9.0%		12,088	5.9%		7,584	4.2%
Restructuring charges	—	—%		1,979	1.0%		—	—
Goodwill impairment charge	33,329	21.1%		167,011	82.0%		—	—
Total operating expenses	133,333	84.5%		286,297	140.5%		99,977	55.0%

(Loss) income from operations	(29,035)	(18.4	) %	(144,158)	(70.8)%		31,029	17.1%
Interest income (expense), net	(44)	—%		1,395	0.7%		3,098	1.7%
(Loss) gain on change in fair market value of ARS and put option, net	(12)	—%		—	—%		—	—%
(Loss) income before income tax	(29,091)	(18.4	) %	(142,763)	(70.1)%		34,127	18.8%
Income tax (benefit) expense	1,927	1.2%		(38,071)	(18.7)%		10,579	5.8%
Net (loss) income	(31,018)	(19.6	) %	(104,692)	(51.4)%		23,548	12.9%
Income allocated to noncontrolling interests	(61)	(0.1	) %	—	—%		—	—%
Net income (loss) available to common shareholders’	$(31,079)	(19.5	) %	$(104,692)	(51.4	) %	$23,548	12.9%

Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the years ended December 31, 2009, 2008 and 2007.

	For the year ended December 31, 2009		For the year ended December 31, 2008		For the year ended December 31, 2007
Country	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue
United States	$124,652	79.1%	$149,225	73.6%	$155,247	85.3%
United Kingdom	11,156	7.1%	17,729	8.7%	10,741	5.9%
Other European Countries	7,818	4.9%	11,660	5.5%	5,389	3.0%
Germany	4,073	2.6%	9,765	4.8%	2,832	1.5%
The Netherlands	1,755	1.1%	3,196	1.6%	2,706	1.5%
Canada	2,808	1.8%	5,539	2.7%	2,526	1.4%
Other	5,407	3.4%	6,618	3.1%	2,485	1.4%
Total	$157,669	100.0%	$203,732	100.0%	$181,926	100.0%

Comparison of Years Ended December 31, 2009 and 2008

Revenues

Total revenue decreased by $46.0 million or 22.6% to $157.7 million for the year ended December 31, 2009 from $203.7 million for the year ended December 31, 2008. Our subscription revenue decreased by $29.5 million to $133.9 million for the year ended December 31, 2009 from $163.4 million for the year ended December 31, 2008. Subscription revenue represented approximately 84.9% of our total revenue for the year ended December 31, 2009 compared to 80.2% of our total revenue for the year ended December 31, 2008. The decrease in revenue is attributable primarily to the effects arising from the global economic recession, increased pricing pressures, high unemployment, and reduced demand for our products and services and the effects of delayed revenue recognition associated with sales of our multiple element or bundled arrangements.  Based upon the current market conditions, we expect our subscription-based and other revenues to increase in 2010 over the prior year due to stabilization in the unemployment rate, slightly improved business environment and continued acceptance of our talent management solutions on-demand model.

Cost of Revenues

Cost of revenue decreased by $8.2 million or 13.3% to $53.4 million for the year ended December 31, 2009 from $61.6 million for the year ended December 31, 2008.  As a percentage of revenue, cost of revenue increased 3.7% to 33.9% for the year ended December 31, 2009 compared to 30.2% for the year ended December 31, 2008 due to decreased revenues in 2009. The $8.2 million decrease in the cost of revenue was primarily due to reduced staff expense, reimbursable expense and third party fees, including marketing and agency costs, of approximately $5.0 million, $2.5 million and $0.7 million, respectively, compared to the same period in 2008.  Many factors affect our cost of revenue, including changes in the mix of products and services, the number of initial implementations versus recurring engagements, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our customer base.  As our overall revenue increases, we expect our cost of revenue will increase proportionately, subject to pricing pressure related to economic conditions and slightly influenced by the mix of services and software. To the extent new customers are added, we expect that the cost of services, as a percentage of revenue, will be greater than those services associated with existing customers.

Sales and Marketing

Sales and marketing expense decreased by $5.7 million or 13.7% to $35.1 million for the year ended December 31, 2009 compared to $40.8 million for the year ended December 31, 2008. The $5.7 million decrease was primarily due to reduced staff related expense, commissions, travel expenses and reserve for bad debt of approximately $0.7 million, $1.4 million, $1.1 million, and $3.1 million, respectively, partially offset by an increase in other expenses of $0.6 million, compared to the same period in 2008.  As a percentage of total revenue, sales and marketing expense increased by 2.3% to 22.3% for the year ended December 31, 2009 from 20.0% for the year ended December 31, 2008 due to decreased revenue.  Consistent with our past practice, we intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers at levels we deem appropriate given our current economic conditions.  We expect our sales and marketing expense to increase from current levels, mainly due to increased staff expense, including variable compensation and continued emphasis on our rebranding effort.

General and Administrative

General and administrative expense decreased by $8.1 million or 16.5% to $40.8 million for the year ended December 31, 2009 compared to $48.9 million for the year ended December 31, 2008. The $8.1 million decrease was primarily due to reduced staff related expense, bonus, share-based compensation and travel expenses of approximately $2.8 million, $1.7 million, $0.6 million and $1.4 million, respectively.  In addition, phone, entertainment and infrastructure expenses such as supplies, insurance and other expenses contributed approximately $0.5 million, $0.4 million, and $0.7 million, respectively, of the decrease in expense compared to the same period in 2008.  As a percentage of total revenue, general and administrative expense increased by 1.9% to 25.9% for the year ended December 31, 2009 compared to 24.0% for the year ended December 31, 2008 due to decreased revenues in 2009.  In the short term, we expect general and administrative expense to increase as we incur additional professional fees in connection with our patent infringement matter, however, in the longer term based upon the current state of the economy, we believe that general and administrative expenses will remain the same or slightly increase in dollar amount and remain constant as a percentage of total revenue in 2010.

Research and Development

Research and development expense decreased by $5.8 million or 37.3% to $9.8 million for the year ended December 31, 2009 compared to $15.6 million for the year ended December 31, 2008. The $5.8 million decrease in research and development expense was primarily due to reduced staff related expense and an increase in capitalized software development costs.  Capitalized software development costs increased by $1.5 million or 18.3% to $9.7 million for the year ended December 31, 2009 from $8.2 million for the year ended December 31, 2008.  The increase in capitalized software development costs was directly attributable to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software”, and a decrease of research and development expenses.  The increase in capitalized software development costs was due in part to greater use of third party software developers.  As a percentage of total revenue, research and development expense decreased 1.4% to 6.2% for the year ended December 31, 2009 compared to 7.6% the year ended December 31, 2008.  A small portion of our research and development expense relates to the efforts of our Kenexa Research Institute scientists, which is more fixed in nature. This cost structure will result in future research and development expense being more constant.  We expect research and development expenses to remain flat or increase slightly as we continue to execute on our strategies which include furthering the common services enterprise architecture, introducing Kenexa 2x modules, and continuing to develop feature enhancements.

Depreciation and Amortization

Depreciation and amortization expense increased $2.3 million or 18.0% to $14.3 million for the year ended December 31, 2009 compared to $12.0 million for the year ended December 31, 2008.  The $2.3 million increase was due in part to increased amortization expense associated with our acquisitions and increased depreciation expense associated with our capitalized software and our capital purchases including our building in Vizag.  In the future, we expect depreciation and amortization expense to increase as we place our software development into service and due to recent capital purchases.

Goodwill Impairment

During the quarter ended March 31, 2009 we reevaluated our goodwill due to continued adverse changes in the economic climate, a 32.5% decline in our market capitalization from December 31, 2008 through March 31, 2009 and a downward revision in internal projections.  These factors signaled a triggering event, which required us to determine whether and to what extent our goodwill may have been impaired as of March 31, 2009.  We reviewed our goodwill by comparing the carrying values to the estimated fair values of the enterprise.  Fair value is based on our estimate of the future discounted cash flows to be generated by the enterprise and our market capitalization. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect our assessment of the recoverability of goodwill.  Based on the analysis a goodwill impairment charge of $33.3 million for was recorded to write off the remaining balance of our goodwill for the quarter ended March 31, 2009.. The goodwill impairment charge had no effect on our cash balances.  See Critical Accounting Policies and Estimates for additional details.

Interest Income

Net interest expense was less than $0.1 million for the year ended December 31, 2009 compared to $1.4 million net interest income for the year ended December 31, 2008. The $1.4 million decrease is due primarily to significantly lower rates of interest in 2009 and 2008 and the write off of deferred financing fees as a result of the termination of our Credit Agreement with PNC Bank.

Income Tax Expense

An income tax expense of $1.9 million was recorded on a loss from operations of $29.0 for the year ended December 31, 2009 as compared with an income tax benefit of $38.1 million for the year ended December 31, 2008. The current year income tax expense is primarily attributable to an increase in the valuation allowance of $7.0 million on federal, state and foreign net operating losses and the recognition of a goodwill impairment loss of $33.3 million that is only partially deductible for U.S. tax purposes.

Webhire and BrassRing were two domestic companies which we acquired in 2006. During the year ended December 31, 2007, Webhire and BrassRing each made retroactive elections under Section 338(g) of the Internal Revenue Code with the effect of increasing the tax basis of certain acquired intangible assets to equal the deemed purchase price of these assets. We are amortizing the increased tax basis of these acquired intangibles over a 15-year period for federal and state income tax purposes.  The amortization of these intangibles gives rise to temporary differences between the book basis and tax basis of these assets.

The goodwill impairment loss claimed in 2009 included certain intangible assets recorded by Webhire and BrassRing during their respective acquisitions.  These intangibles are characterized as component-1 goodwill as we expect to recognize tax deductions as we amortize the tax basis of these assets over their remaining useful lives. The portion of impaired goodwill that has no tax basis is considered to be component-2 goodwill.  We have allocated the impairment charge of $33.3 million between component-1 goodwill ($20.3 million) and component-2 goodwill ($13.0 million) and recorded a deferred tax asset computed on the difference between the book and tax bases of component-1 goodwill.

Changes to deferred income taxes are generally based on management's evaluation of our positive and negative evidence bearing upon the realizability of its deferred tax assets and the determination that it is more likely than not that we will realize a portion of the benefits of federal and state tax assets.  In assessing the need for a valuation allowance, management considers all available information within each taxing jurisdiction, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. Any changes in management’s assessment of the amount of deferred tax assets that may be realized will result in an adjustment to its valuation allowance with a corresponding increase or decrease to income tax expense in the period in which such determination is made.

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

Sales and Marketing

Sales and marketing expense increased by $5.5 million or 15.6% to $40.8 million for the year ended December 31, 2008 compared to $35.3 million for the year ended December 31, 2007. The $5.5 million increase was due in part to an increase of staff related expense of approximately $5.6 million, partially offset by a decrease in performance bonuses, commissions and travel expenses of approximately $3.7 million from the prior year. The net $1.9 million increase in salaries was due partially to the addition of 24 employees from our Quorum acquisition and 39 employees hired for our existing business in 2008.  In addition, reserve for bad debt and advertising and marketing expense contributed approximately $2.4 million and $1.2 million to the increase in sales and marketing expense for the year ended December 31, 2008 over the prior year.  The increase in bad debt was mainly attributed to three customers.  As a percentage of total revenue, S&M expense increased to 20.0% for the year ended December 31, 2008 from 19.4% for the year ended December 31, 2007 due to increased expense.

General and Administrative

General and administrative expense increased by $9.5 million or 24.1% to $48.9 million for the year ended December 31, 2008 compared to $39.4 million for the year ended December 31, 2007. The $9.5 million increase was due in part to an increase in professional fees, rent and utilities expense, and share-based compensation expense which contributed $2.6 million, $1.6 million, and $1.8 million, respectively, to the increase in general and administrative expense for the year ended December 31, 2008 compared to the prior year. In addition increased travel, phone and license expense contributed approximately $0.9 million, $0.8 million and $0.4 million in expense for the year ended December 31, 2008 compared to the prior year.  The remainder of the increase of $1.4 million was attributable to increases in infrastructure expenses such as supplies, insurance and other expenses of $1.0 million and salary and bonus expenses of $0.4 million. As a percentage of total revenue, general and administrative expense increased by 2.4% to 24.0% for the year ended December 31, 2008 compared to 21.6% for the year ended December 31, 2007.

Research and Development

Research and development expense decreased by $2.1 million or 11.9% to $15.6 million for the year ended December 31, 2008 from $17.7 million for the year ended December 31, 2007. The $2.1 million decrease in research and development expense was directly attributable to increased capitalized software development costs during 2008.  Capitalized software development costs increased by $5.5 million or 203.7% to $8.2 million for the year ended December 31, 2008 from $2.7 million for the year ended December 31, 2007.  The increase in capitalized software development costs represents 52.6% and 15.3% of research and development expense for the years ended December 31, 2008 and 2007, respectively and was directly attributable to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software”.  This increase was due in part to greater use of third party software developers.  As a percentage of total revenue, research and development expense decreased from 9.7% to 7.6% for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to increased capitalized software development costs.

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

Restructuring expense

During the quarter ended December 31, 2008 in response to the weakness of our macroeconomic environment and widespread deterioration in our business climate we announced a restructuring program involving staff reductions of approximately 200 employees which included severance and outplacement benefit costs totaling approximately $2.0 million.

Goodwill Impairment

During the quarter ended December 31, 2008, due to adverse changes in the economic climate, a 49.5% decline in the our  market capitalization from October 1, 2008, and a downward revision in our earnings guidance for the quarter and year ended December 31, 2008, we reevaluated our goodwill impairment analysis.   Pursuant to FASB ASC 350, “Assets-Intangibles-Goodwill and Other”, these factors signaled a triggering event, which required us to determine whether and to what extent our goodwill was impaired as of December 31, 2008.  The first step of this analysis required the estimation of our fair value, as an entity, and is calculated based on the observable market capitalization with a range of estimated control premiums as well as discounted future estimated cash flows. This step yielded an estimated fair value for us which was less than our carrying value including goodwill at December 31, 2008. The next step entailed performing an analysis to determine whether the carrying amount of goodwill on our balance sheet exceeded our implied fair value. The implied fair value of our goodwill, for this step was determined in the same manner as goodwill recognized in a business combination. Our estimated fair value was allocated to our assets and liabilities, including any unrecognized identifiable intangible assets, as if we had been acquired in a business combination with our estimated fair value representing the price paid to acquire it. The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill with neither the write up or write down of any assets or liabilities, nor recording of any additional unrecognized identifiable intangible assets as part of this process, but did cause us to be out of compliance with the covenants under our credit facility pursuant as of December 31, 2008. Based on the analysis, we determined that the implied fair value of the Kenexa’s goodwill was $32.4 million, resulting in a goodwill impairment charge of $167.0 million. The goodwill impairment charge had no effect on our cash balances.

Interest Income

Interest income decreased $1.7 million or 54.8% for the year ended December 31, 2008 to $1.4 million for the year ended December 31, 2008 from $3.1 million for the year ended December 31, 2007. The $1.7 million decrease was due primarily to lower cash balances and lower rates of interest in 2008.

Income Tax Expense

An income tax benefit on continuing operations of $38.1 million was recorded for the year ended December 31, 2008 as compared with an income tax expense of $10.6 million for the year ended December 31, 2007. This income tax benefit was primarily attributable to the recognition of a deferred tax asset of $42.3 million relating to a goodwill impairment loss that was deductible for U.S. tax purposes. Changes to deferred income taxes are generally based on management's evaluation of our positive and negative evidence bearing upon the realizability of its deferred tax assets and the determination that it is more likely than not that we will realize a portion of the benefits of federal and state tax assets.

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

During the year ended December 31, 2007, Webhire and BrassRing made retroactive elections under Section 338(g) of the Internal Revenue Code with the effect of increasing the tax basis of acquired intangible assets to the deemed purchase price of these assets. We will amortize the increased tax basis of acquired intangibles over a 15-year period for federal and state income tax purposes. Separate gains equal to the respective increases in tax basis were included in the pre-acquisition taxable incomes of each acquired company. Webhire and BrassRing each had sufficient net operating loss carryforwards to fully offset the income recognized on the deemed sale of assets for regular federal income tax purposes. However, under the federal alternative minimum tax rules, net operating loss carryforwards may not offset more than 90% of income taxable under this measure. We have therefore paid alternative minimum tax on these gains of approximately $0.5 million. Concurrent with the recognition of these gains, certain of the acquired net operating losses were deemed to expire. Accordingly, we reduced the deferred tax assets associated with these acquired net operating losses and the related valuation allowances by offsetting amounts of approximately $12.0 million.

Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our revolving credit facilities and the issuance of equity. As of December 31, 2009, we had cash and cash equivalents of $29.2 million and short term investments of $29.6 million. In addition, we had no debt and approximately $0.5 million in capital equipment leases.

Our cash provided from operations was $35.5 million, $32.5 million and $38.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Cash used in investing activities was $28.2 million, $18.1 million and $86.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash (used in) and provided by financing activities was $(0.2) million, $(29.7) million and $42.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.  All of these effects in 2009 resulted in an increase in our cash and cash equivalents of $7.5 million for the year ended December 31, 2009. While our investing and financing activities have been significant over the past three years, we expect positive cash flow from operations to continue in future periods.

As of December 31, 2009, we held auction rate securities with a fair value of $13.9 million and par value of $15.3 million. Our auction rate securities portfolio includes investments rated A, AA and AAA and are comprised of federally and privately insured student loans. The auction rate securities we hold have continued to fail to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term. Despite the current lack of liquidity in the auction rate security market, we believe our current cash and cash equivalent balances and cash from operations will be sufficient to fund our operations.

Our auction rate securities were acquired through UBS AG.  Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into agreements with governmental agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement with UBS which provides us (1) with a “no net cost” loan up to the par value of Eligible ARS until September 30, 2010, (2) the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) provides UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012. (See Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information).

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

On April 2, 2008, we acquired Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27.9 million, in cash, to broaden our presence in the global recruitment market.  The total cost of the acquisition, including legal, accounting, and other professional fees of $1.3 million, was approximately $29.2 million.  In addition, the acquisition agreement contains an earnout provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010.  Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement.  Based upon the results for the twelve month period through June 30, 2009, it was determined that an earnout payment was due to the former shareholders of Quorum and as such, we accrued additional consideration of $1.2 million.  The related liability has been accrued in the financial statements at December 31, 2009.  The additional consideration was paid in cash during the first quarter of 2010.  In addition, as of December 31, 2009, the June 30, 2010 earnout amount was substantially uncertain, and, as such, the estimated earn out range is not possible to disclose.  The Company evaluates the earnout provisions contained in the acquisition agreement at each financial statement reporting date.

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of our common stock.  In connection with our November 8, 2007 and February 20, 2008 stock repurchase plans, we repurchased 1.7 million and shares of our common stock at an average price of $18.01 per share and an aggregate cost of $30.3 million for the year ended December 31, 2008.  For the period ended December 31, 2009, there were no repurchases under the stock repurchase plans.  As of December 31, 2009, there was 1,847,349 shares available for repurchase under the stock repurchase plan.

Operating Activities

Net cash provided by operating activities was $35.5 million, $32.5 million and $38.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software subscriptions. Payments from customers for subscription agreements are generally received near the beginning of the contract term, which can vary from one to three years in length. We also generate significant cash from our recruitment process outsourcing services and to a lesser extent our consulting services. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities.

Net cash provided by operating activities for the year ended December 31, 2009 resulted primarily from a net loss of approximately $31.0 million, an increase in deferred tax benefits of $0.4 million and other changes in working capital of $5.0 million, offset by a non-cash charge to goodwill impairment of $33.3 million, other non-cash charges of $19.6 million, accounts and unbilled receivables of $7.8 million and deferred revenue of $11.2 million.

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

During 2008, we completed a restructuring plan to decrease costs by reducing our workforce across our organization and by consolidating facilities where the workforce reductions resulted in excess office space. This restructuring plan was designed to decrease costs by reducing our workforce throughout the company of approximately 200 employees.  We recorded restructuring and other charges and made payments of $2.0 million during fiscal 2008.  As a result of the continued deterioration in the economic environment during the first quarter of 2009, we executed an additional reduction in force resulting in the elimination of approximately 159 employees, as a result we incurred severance and outplacement benefit costs totaling $1.2 million.

Investing Activities

Net cash used in investing activities was $28.2 million, $18.1 million and $86.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash flows used in investing activities consisted primarily of adjustments for earnouts, taxes, escrow payments, acquisitions and additional capital equipment as follows:

	Years ended December 31,
	2009	2008	2007
Scottworks acquisition	$—	$0.1	$—
Webhire acquisition	—	—	5.0
Knowledge Workers acquisition	—	0.1	—
Gantz Wiley Research acquisition	—	0.6	0.7
BrassRing acquisition	—	—	11.7
Psychometrics acquisition	—	3.4	0.3
StraightSource acquisition	3.1	2.0	9.9
HRC acquisition	0.2	0.2	2.4
Quorum acquisition	0.6	27.7	—
Investment in variable interest entity	1.1	—	—
Cash held in escrow for acquisitions	—	(1.6)	(14.9)
Capitalized software and purchases of computer hardware	15.3	20.8	12.7
Purchases of available-for-sale securities	14.9	20.5	133.7
Sales of available-for-sale securities	(3.7)	(55.7)	(75.2)
Sales of trading securities	(3.3)	—	—

Total Cash flows from investing activities	$28.2	$18.1	$86.3

Financing Activities

Net cash used in financing activities was $0.2 million and $29.7 million for the years ended December 31, 2009 and 2008, respectively.  Net cash provided by financing activities was $42.3 million for the year ended December 31, 2007.

For the year ended December 31, 2009, net cash used in financing activity resulted primarily from our variable interest entity of $0.2 million, repayments of capital lease obligations and notes payable of $0.4 million, partially offset by net proceeds from stock option exercises of $0.1 million, and share issuance from our employee stock purchase plan of $0.3 million.

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

Unaudited Quarterly Statements of Operations

The following tables present our unaudited quarterly results of operations for each of the eight quarters in the period ended December 31, 2009 and our unaudited quarterly results of operations expressed as a percentage of our total revenue for the same periods. You should read the following tables in conjunction with our audited consolidated financial statements and related notes appearing in this annual report on Form 10-K. We have prepared the unaudited information on a basis consistent with our audited consolidated financial statements and have included all adjustments, which, in the opinion of management, are necessary to fairly present our operating results for the quarters presented. Our historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Consolidated Statements of Operations

	For the Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(unaudited and in thousands, except per share data)
Revenues:
Subscription revenue	$33,327	$33,221	$34,041	$33,265	$37,565	$43,031	$43,668	$39,156
Other revenue	5,732	7,093	5,424	5,566	7,493	10,995	12,773	9,051
Total revenues	39,059	40,314	39,465	38,831	45,058	54,026	56,441	48,207
Cost of revenues	12,909	13,129	13,637	13,696	14,854	16,461	17,173	13,105
Gross profit	26,150	27,185	25,828	25,135	30,204	37,565	39,268	35,102

Operating expenses:
Sales and marketing	9,153	9,083	8,241	8,705	9,605	10,298	10,988	9,889
General and administrative	9,829	10,182	9,917	10,873	11,397	12,649	12,845	11,993
Research and development	2,200	2,453	2,536	2,568	2,950	3,756	4,307	4,542
Depreciation and amortization	4,180	3,582	3,274	3,228	3,322	3,337	3,278	2,151
Restructuring charges	—	—	—	—	1,979	—	—	—
Goodwill impairment charge	—	—	—	33,329	167,011	—	—	—
Total operating expenses	25,362	25,300	23,968	58,703	196,264	30,040	31,418	28,575
Income (loss) from operations	788	1,885	1,860	(33,568)	(166,060)	7,525	7,850	6,527

Interest income (expense), net	142	(28)	(221)	63	179	255	320	641
(Loss) gain on change in fair market value of ARS and put option, net	(66)	102	247	(295)	—	—	—	—

Income (loss) before income tax	864	1,959	1,886	(33,800)	(165,881)	7,780	8,170	7,168
Income tax expense (benefit)	509	361	575	482	(45,026)	2,356	2,205	2,394
Net income (loss)	$355	$1,598	$1,311	$(34,282)	$(120,855)	$5,424	$5,965	$4,774
Income allocated to noncontrolling interests	(61)	—	—	—	—	—	—	—
Net income (loss) available to common shareholders’	294	$1,598	$1,311	$(34,282)	$(120,855)	$5,424	$5,965	$4,774

Net income (loss) per share - basic	$0.01	$0.07	$0.06	$(1.52)	$(5.36)	$0.24	$0.26	$0.20

Net income (loss) per share - diluted	$0.01	$0.07	$0.06	$(1.52)	$(5.36)	$0.24	$0.26	$0.20

	Consolidated Statements of Operations
	For the Three Months Ended
	December 31, 2009		September 30, 2009	June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008	June 30, 2008	March 31, 2008
Revenues:
Subscription revenue	85.3%		82.4%	86.3%		85.7%		83.4%		79.6%	77.4%	81.2%
Other revenue	14.7%		17.6%	13.7%		14.3%		16.6%		20.4%	22.6%	18.8%
Total revenues	100.0%		100.0%	100.0%		100.0%		100.0%		100.0%	100.0%	100.0%
Cost of revenues	33.1%		32.6%	34.6%		35.3%		33.0%		30.5%	30.4%	27.2%
Gross profit	66.9%		67.4%	65.4%		64.7%		67.0%		69.5%	69.6%	72.8%

Operating expenses:
Sales and marketing	23.4%		22.5%	20.9%		22.4%		21.3%		19.1%	19.5%	20.5%
General and administrative	25.2%		25.3%	25.1%		28.0%		25.3%		23.4%	22.8%	24.9%
Research and development	5.6%		6.1%	6.4%		6.6%		6.5%		7.0%	7.6%	9.4%
Depreciation and amortization	10.7%		8.9%	8.3%		8.3%		7.4%		6.2%	5.8%	4.5%
Restructuring charges	—		—	—		—		4.4%		—	—	—
Goodwill Impairment charge	—		—	—		85.8%		370.7%		—	—	—
Total operating expenses	64.9%		62.8%	60.7%		151.1%		435.6%		55.7%	55.7%	59.3%
Income from operations	2.0%		4.7%	4.7%		(86.4	) %	(368.5	) %	13.8%	13.9%	13.5%

Interest (income) expense	0.4%		(0.1)%	(0.6	) %	0.2%		(0.4)%		(0.6)%	0.6%	1.3%
(Loss) gain on change in fair market value of ARS and put option, net	(0.2)		0.3	0.6%		(0.8	) %	—		—	—	—
Income before income tax	2.2%		4.9%	4.7%		(87.0	) %	(368.1)%		14.4%	14.5%	14.8%
Income tax (benefit) expense	1.3%		0.9%	1.5%		1.2%		(99.9)%		4.4%	3.9%	5.0%
Net income (loss)	0.9%		4.0%	3.2%		(88.2	) %	(268.2	) %	10.0%	10.6%	9.8%
Income allocated to noncontrolling interests	(0.2	) %	—	—		—		—		—	—	—
Net income (loss) available to common shareholders’	0.7%		4.0%	3.2%		(88.2	) %	(268.2	) %	10.0%	10.6%	9.8%

Comparison of Unaudited Quarterly Results

Revenues

Total revenue increased throughout the second quarter of 2008 due to purchases of our solutions by new customers, purchases of additional solutions by existing customers and contract renewals, however as the economic conditions deteriorated during the latter half of 2008, total revenues declined.  Subscription-based and other revenues decreased in 2009 over the prior year due to a greater number of customers delaying or revising the terms and conditions of our service agreements, the strengthening US dollar, the loss of RPO customers, and a loss of consulting engagements.

Cost of Revenues

Cost of revenue for the quarters presented has fluctuated between 27.2% and 35.3% based on the mix of sales between subscription revenue and other revenue. Cost of revenue was highest as a percentage of total revenue for the three months ended March 31, 2009.  As our overall revenue fluctuates, we expect our cost of revenue to change proportionately, subject to pricing pressure related to economic conditions and slightly influenced by the mix of services and software. To the extent new customers are added, the cost of services, as a percentage of revenue, will be greater than those services associated with existing customers.

Sales and Marketing

Following our acquisitions in 2008 and our rebranding initiatives in 2009 sales and marketing increased slightly from approximately 19.1% to 23.4% of our total revenues for those periods.  During 2008, sales and marketing expenses increased in terms of absolute dollars as a result of increased marketing programs and variable compensation programs.  During 2009, based on economic conditions we reduced our sales and marketing expenditures to adjust for expected lower rates of growth projections.  In the future, we intend to continue to invest in sales and marketing to pursue new customers, expand relationships with existing customers and market and advertise our new brand to existing and potential customers at levels we deem appropriate given our current economic conditions.

General and Administrative

General and administrative expenses have increased as a percentage of revenues from approximately 22.8% during 2008 to 28.0% through March 31, 2009 due to our restructuring programs which resulted in severance and outplacement benefit costs.  In absolute dollar terms over the eight quarters presented general and administrative expenses have fluctuated due to our restructuring programs and professional fees in connection with our patent infringement matter. During the last nine months of 2009 as our revenues and corporate activities remained relatively flat, our general and administrative expense as a percentage of revenues held steady at approximately 25.2%. In the longer term based upon the current state of the economy, we believe that general and administrative expenses will remain the same or slightly increase in dollar amount and remain constant or decrease as a percentage of total revenue in 2010.

Research and Development

Research and development expenses have decreased as a percentage of revenues from 9.4% in March 31, 2008 to 5.6% during December 31, 2009 due to an increase in capitalized software development costs during 2008 and 2009.  The increase capitalized software development costs was due in part to greater use of third party software developers and improved precision of their time and activity reporting.

Restructuring expense

During the quarter ended December 31, 2008 in response to the challenging macroeconomic environment, the strengthening U.S. dollar relative to other currencies of countries in which we do business, and the resulting slowing or delaying of a number of project implementations we announced a restructuring program involving staff reductions of approximately 200 employees which included severance and outplacement benefit costs totaling approximately $2.0 million.  As a result of the continued deterioration in the economic environment during the first quarter of 2009, we executed an additional reduction in force resulting in the elimination of approximately 159 employees and incurring $1.2 million in severance and outplacement benefit costs.

Goodwill Impairment

During the three months ended March 31, 2009 and December 31, 2008 we reviewed the carrying values of goodwill by comparing the carrying values to the estimated fair values of the enterprise. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the enterprise and our market capitalization. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect our assessment of the recoverability of goodwill.  Due to adverse changes in the economic climate, a decline in our market capitalization from October 1, 2008, and a downward revision in earnings guidance, we reevaluated our goodwill impairment analysis.  Based on the analysis, a goodwill impairment charge of $33.3 million and $167.0 million for the three months ended March 31, 2009 and December 31, 2008, respectively, was recorded. The goodwill impairment charge had no effect on our cash balances.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$476	$215	$261	$—	$—
Operating Lease Obligations	21,158	7,532	8,953	4,311	362
Total	$21,634	$7,747	$9,214	$4,311	$362

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

Adoption of new accounting pronouncements

Effective July 1, 2009, we adopted “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In May 2009, the FASB adopted Codification Topic 855, “Subsequent Events,” which codifies the guidance regarding the disclosure of events subsequent to the balance sheet date. The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption ASC 855 did not have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued ASC 810-10, “Consolidation-Overall” and ASC 805, “Business Combinations". Changes for business combination transactions pursuant to ASC 805 include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to ASC 810-10 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders’ equity and the elimination of "minority interest" accounting in results of operations. ASC 805 is required to be adopted and was effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 805 will impact the accounting for the Company's future acquisitions.  The adoption of ASC 810-10 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued ASC 825, “Financial Instruments,” which permits the Company to choose to measure many financial instruments and certain other items at fair value. The Company adopted ASC 825 as of January 1, 2008. The adoption did not impact the Company’s consolidated financial statements on the date of adoption.  However, during the fourth quarter of 2008, the Company elected to measure at fair value the put option related to its UBS Settlement Agreement.

In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. FASB ASC 820 is effective for periods beginning after November 15, 2007. The Company adopted this standard with respect to its financial assets effective January 1, 2008. In February 2008, the FASB amended certain provisions of ASC 820 delaying its effective date for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Footnote 3 of the Notes to the Consolidated Financial Statements for further detail regarding the impact of our adoption of ASC 820 for financial assets.

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force”, which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the potential impact of this standard to determine if its adoption will have a material impact on the financial condition or results of operations of the Company.

In June 2009, the FASB issued new accounting guidance for variable interest entities. This guidance was codified under ASU 2009-17 in December 2009 and includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a variable interest entity (“VIE”), which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE. The new guidance is effective for annual reporting periods that begin after November 15, 2009 and applies to all existing and new VIEs. The Company is currently evaluating the impact of adopting this new guidance. This guidance was codified in December 2009 under ASU 2009-17.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

In 2009, approximately 79.1% of our total revenue was comprised of sales to customers in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% increase in the value of the U.S. dollar during 2009, relative to each of our non-U.S. generated sales would have resulted in reduced annual revenues of less than 2% for the year ended December 31, 2009.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were a decrease of $0.9 million and $3.9 million during 2009 and 2008, respectively, and are included in other comprehensive income (loss). The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have had a significant effect on our interest income for the year ended December 31, 2009.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Kenexa Corporation

We have audited the accompanying consolidated balance sheets of Kenexa Corporation and Subsidiaries (collectively, Kenexa Corporation) (a Pennsylvania corporation) as of December 31, 2009 and 2008,  and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Kenexa Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kenexa Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kenexa Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, PA

March 9, 2010

Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2009	December 31, 2008

Assets
Current Assets
Cash and cash equivalents	$29,221	$21,742
Short-term investments	29,570	4,512
Accounts receivable, net of allowance for doubtful accounts of $2,090 and $3,755	26,782	33,518
Unbilled receivables	4,457	5,849
Income tax receivable	1,704	1,238
Deferred income taxes	8,685	4,615
Prepaid expenses and other current assets	8,428	3,745
Total Current Assets	108,847	75,219
Long-term investments	—	16,513
Property and equipment, net of accumulated depreciation	19,530	20,175
Software, net of accumulated amortization	17,337	11,025
Goodwill	3,204	32,366
Intangible assets, net of accumulated amortization	9,143	13,414
Deferred income taxes, non-current	34,879	39,465
Deferred financing costs, net of accumulated amortization	—	364
Other long-term assets	9,403	9,924
Total assets	$202,343	$218,465

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,727	$6,448
Notes payable, current	16	40
Commissions payable	671	559
Accrued compensation and benefits	4,820	4,010
Other accrued liabilities	6,376	8,834
Deferred revenue	49,964	38,638
Capital lease obligations	211	143
Total current liabilities	67,785	58,672

Capital lease obligations, less current portion	259	108
Notes payable, less current portion	—	41
Deferred income taxes	850	1,789
Other liabilities	1,981	1,319
Total liabilities	70,875	61,929

Commitments and Contingencies

Temporary equity
Noncontrolling interest	1,330	—

Shareholders’ Equity
Preferred stock, par value $0.01; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 22,561,883 and 22,504,924 shares issued and outstanding, respectively	226	225
Additional paid-in-capital	275,127	269,365
Accumulated deficit	(141,712)	(110,633)
Accumulated other comprehensive loss	(3,503)	(2,421)
Total shareholders’ equity	130,138	156,536
Total liabilities and shareholders’ equity	$202,343	$218,465

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Subscription	$133,854	$163,420	$148,662
Other	23,815	40,312	33,264
Total revenues	157,669	203,732	181,926
Cost of revenues	53,371	61,593	50,920
Gross profit	104,298	142,139	131,006

Operating expenses:
Sales and marketing	35,182	40,780	35,324
General and administrative	40,801	48,884	39,332
Research and development	9,757	15,555	17,737
Depreciation and amortization	14,264	12,088	7,584
Restructuring charges	—	1,979	—
Goodwill impairment charge	33,329	167,011	—
Total operating expenses	133,333	286,297	99,977

(Loss) income from operations	(29,035)	(144,158)	31,029
Interest (expense) income, net	(44)	1,395	3,098
Loss on change in fair market value of ARS and put option, net	(12)	—	—
(Loss) income before income taxes	(29,091)	(142,763)	34,127
Income tax (benefit) expense	1,927	(38,071)	10,579
Net (loss) income	$(31,018)	$(104,692)	$23,548
Income allocated to noncontrolling interests	(61)	—	—
Net (loss) income available to common shareholders’	$(31,079)	$(104,692)	$23,548

Basic net (loss) income per share	$(1.38)	$(4.60)	$0.94
Weighted average shares used to compute net (loss) income available to common shareholders’ per share – basic	22,532,719	22,779,694	24,926,468
Diluted net (loss) income per share	$(1.38)	$(4.60)	$0.93
Weighted average shares used to compute net (loss) income available to common shareholders’ per share – diluted	22,532,719	22,779,694	25,327,004

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Class A common	Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’	Comprehensive
	stock	capital	(deficit)	(loss) income	equity	(loss) income
Balance, December 31, 2006	$209	$176,345	$(29,489)	$96	$147,161	$16,019
Common stock repurchase	(15)	(25,467)	—	—	(25,482)	—
Gain on currency translation adjustments	—	—	—	1,415	1,415	1,415
Unrealized loss on short-term investments	—	—	—	(104)	(104)	(104)
Share-based compensation expense	—	3,793	—	—	3,793	—
Excess tax benefits from share-based payment arrangements	—	1,284	—	—	1,284	—
Option exercises	2	1,558	—	—	1,560	—
Employee stock purchase plan	—	251	—	—	251	—
Public stock offering, net	43	130,355	—	—	130,398	—
Common Stock Issuance for Gantz Wiley earnout	—	650	—	—	650	—
Common Stock Issuance for Straight Source Acquisition	1	3,173	—	—	3,174	—
Net income	—	—	23,548	—	23,548	23,548
Balance, December 31, 2007	$240	$291,942	$(5,941)	$1,407	$287,648	$24,859
Common stock repurchase	(17)	(30,260)	—	—	(30,277)	—
Loss on currency translation adjustments	—	—	—	(3,861)	(3,861)	(3,861)
Unrealized gain on short-term investments	—	—	—	33	33	33
Share-based compensation expense	—	5,761	—	—	5,761	—
Excess tax benefits from share-based payment arrangements	—	169	—	—	169	—
Option exercises	1	366	—	—	367	—
Employee stock purchase plan	—	338	—	—	338	—
Common Stock Issuance for Straight Source earnout	1	1,049	—	—	1,050	—
Net loss	—	—	(104,692)	—	(104,692)	(104,692)
Balance, December 31, 2008	$225	$269,365	$(110,633)	$(2,421)	$156,536	$(108,520)
Loss on currency translation adjustments	—	—	—	(925)	(925)	(925)
Unrealized gain on short-term investments	—	—	—	(157)	(157)	(157)
Share-based compensation expense	—	5,364	—	—	5,364	—
Option exercises	—	70	—	—	70	—
Employee stock purchase plan	1	328	—	—	329	—
Income allocated to noncontrolling interest	—	—	(61)	—	(61)	(61)
Net loss available to common shareholders	—	—	(31,018)	—	(31,018)	(31,018)
Balance, December 31, 2009	$226	$275,127	$(141,712)	$(3,503)	$130,138	$(32,161)

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net (loss) income	$(31,018)	$(104,692)	$23,548
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	14,264	12,088	7,584
Loss on change in fair market value of ARS and put option, net	12	—	—
Non-cash interest expense	—	—	22
Goodwill impairment charge	33,329	167,011	—
Share-based compensation expense	5,364	5,761	3,793
Excess tax benefits from share-based payment arrangements	—	(169)	(1,284)
Amortization of deferred financing costs	364	299	734
Bad debt (recoveries) expense	(400)	2,702	329
Deferred income (benefit) taxes	(423)	(46,509)	4,752
Changes in assets and liabilities
Accounts and unbilled receivables	7,845	294	307
Prepaid expenses and other current assets	(3,454)	(243)	389
Income tax receivable	(467)	(1,238)	(2,008)
Other long-term assets	(1,536)	(3,075)	(1,042)
Accounts Payable	(815)	286	(708)
Accrued compensation and other accrued liabilities	480	(5,080)	(855)
Commissions payable	112	(466)	(649)
Deferred revenue	11,215	4,242	3,698
Other liabilities	648	1,256	(47)
Net cash provided by operating activities	35,520	32,465	38,563

Cash flows from investing activities
Capitalized software and purchases of property and equipment	(15,349)	(20,783)	(12,701)
Purchase of available-for-sale securities	(14,884)	(20,495)	(133,746)
Sales of available-for-sale securities	3,715	55,706	75,220
Sale of trading securities	3,275	—	—
Acquisitions and variable interest entity, net of cash acquired	(4,971)	(34,174)	(29,959)
Net cash released from escrow for acquisitions	—	1,628	14,890
Net cash used in investing activities	(28,214)	(18,118)	(86,296)

Cash flows from financing activities
Repayments under line of credit and term loan	—	—	(65,000)
Repayments of notes payable	(73)	(40)	(363)
Collections of notes receivable	—	—	—
Proceeds from common stock issued through Employee Stock Purchase Plan	329	338	251
Purchase of additional interest in variable interest entity	(206)	—	—
Repurchase of common stock	—	(30,277)	(25,482)
Excess tax benefits from share-based payment arrangements	—	169	1,284
Net proceeds from public offering	—	—	130,398
Deferred financing costs	—	—	(102)
Net proceeds from option exercises	70	367	1,560
Repayment of capital lease obligations	(290)	(232)	(222)
Net cash (used in) provided by financing activities	(170)	(29,675)	42,324
Effect of exchange rate changes on cash and cash equivalents	343	(962)	939
Net increase (decrease) in cash and cash equivalents	7,479	(16,290)	(4,470)
Cash and cash equivalents at beginning of year	21,742	38,032	42,502
Cash and cash equivalents at end of year	$29,221	$21,742	$38,032

	Year ended December 31,
	2009	2008	2007
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$191	$200	$821
Income taxes	$5,395	$5,089	$6,564
Non-cash investing and financing activities
Capital lease obligations incurred	$513	$260	$91
Common stock consideration for Gantz Wiley earnout	$—	$—	$650
Common stock consideration for StraightSource acquisition	$—	$1,050	$3,174
See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation, and its subsidiaries (collectively the "Company" or “Kenexa”), commenced operations in 1987 as a provider of recruiting services to a wide variety of industries.  In 1993, the Company offered its first automated talent management system.  Between 1994 to 2009 the Company acquired 28 businesses that enabled it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.  The Company’s business solutions include a comprehensive suite of on-demand software applications and complementary services, including outsourcing services and consulting, to help global organizations recruit high performing individuals and to foster optimal work environments to increase employee productivity and retention.

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

2. Summary of Significant Accounting Policies

In June 2009, the FASB issued ASU 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”, to codify in ASC 105, “Generally Accepted Accounting Principles”, FASB Statement 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”, which was issued to establish the Codification as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities. The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has revised its references to pre-Codification GAAP and noted no impact on the financial condition or results of operations of the Company.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Kenexa Corporation and its subsidiaries and Variable interest entity described in note number five.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.  Reclassifications to the December 31, 2008 consolidated balance sheet include a transfer of $7,185 relating to software in development from property and equipment to software and a transfer of $1,256 of tax liabilities from other accrued liabilities to other liabilities.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, short-term investments, put option and accounts payable at December 31, 2009 and 2008 approximate fair value of these instruments.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable and the UBS Settlement Agreement. Credit risk arising from receivables is mitigated due to the large number of customers comprising the Company's customer base and their dispersion across various industries.  The Company does not require collateral.  The customers are concentrated primarily in the Company's U.S. market area.  At December 31, 2009 and 2008, there were no customers that represented more than 10% of the net accounts receivable balance. In addition, there were no customers that individually exceeded 10% of the Company's revenues for the years ended December 31, 2009 and 2008.

As discussed in Note 3, the Company has the right to sell its auction rate securities back to UBS AG.  The ability of the Company to sell those securities is dependent on the liquidity of UBS at the time of the sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase.  Cash which is restricted for lease deposits is included in other assets.  Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100 (which has been temporarily increased to $250 through December 31, 2013). Certain operating cash accounts may periodically exceed the FDIC limits.

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks totaled $7,994 and $6,935 and represented 27.4% and 31.9% of our total cash and cash equivalents balance at December 31, 2009 and 2008, respectively.

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. The operations of the variable interest entity in China are translated from Chinese renminbis, which is fixed at approximately 6.8 renminbis to one U.S. dollar. The related translation adjustments are reported in the shareholders’ equity section of the balance sheet and resulted in a net reduction in shareholders’ equity of $925 and $3,861 for the years ended December 31, 2009 and 2008, respectively.  The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Comprehensive (Loss) Income

Comprehensive (loss) income consists of losses or gains on foreign currency translations and unrealized losses and gains on available-for-sale investment securities and noncontrolling interest income in addition to reported net income or loss.

Investments

Investments at December 31, 2009 and 2008 include floating rate letter of credit backed securities, municipal bonds and auction rate securities.  The maturities of these securities may range from 1 day to approximately 1 year and are rated A, AA to AAA by various rating agencies.  Certain investments are recorded at fair value based on current market rates and are classified as available-for-sale.  Changes in the fair value are included in accumulated other comprehensive (loss) income in the accompanying consolidated financial statements.  Other investments, which include auction rate securities are recorded at fair value using a discounted cash flow model and are classified as trading securities.  Changes in the fair value are included in the statement of operations in the accompanying consolidated financial statements.  Both the cost and realized gains and losses of these securities are calculated using the specific identification method.

Investment income

Investment income includes changes in the fair value of auction rate securities and put option related to the UBS Settlement Agreement.  See Footnote 3 of the Notes to the Consolidated Financial Statements for further details.

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets as of December 31, 2009 and 2008 are as follows:

	Year ended December 31,
	2009	2008
Prepaid expenses	$4,845	$2,918
Deferred implementation costs (1)	2,096	730
UBS Settlement Agreement	1,374	—
Other current assets	113	97
Total prepaid expense and other current assets	$8,428	$3,745

(1)
Deferred implementation costs represent internal payroll and other costs incurred in connection with the customization of the sites associated with our internet hosting arrangements. These costs are deferred over the implementation period which precedes the hosting period, typically three to four months, and are expensed ratably over the same period as revenue recognition, when the hosting period commences, typically four to five years.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Other long-term assets

Other long-term assets as of December 31, 2009 and 2008 are as follows:

	Year ended December 31,
	2009	2008
Acquisition related escrow balances (1)	$1,397	$1,440
Security deposits	1,529	1,966
Deferred implementation costs	6,263	3,314
UBS Settlement Agreement	—	2,219
Other long-term assets	214	985
Total other long-term assets	$9,403	$9,924

(1)	Upon completion of the escrow term and settlement of any outstanding claims, all remaining escrow balances are reclassified to additional purchase price consideration for the respective acquisition.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions.  The Company estimated the liability based upon management's judgment and historical experience. At December 31, 2009 and 2008, self-insurance accruals totaled $556 and $560, respectively.  Management continuously reviews the adequacy of the Company's stop loss insurance coverage. Material differences may result in the amount and timing of health insurance expense if actual experience differs significantly from management's estimates.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan which is available for participation to all eligible employees. Company contributions to the plan are subject to the board of director's election to make a contribution each year.  Company contributions, if elected by the board of directors, are allocated to the participants' accounts based upon the percentage of each participant's contributions to the plan during the given year to the total of all participant contributions. For the years ended December 31, 2009 and 2007, the Company's board of directors elected to make a matching contribution of $298 and $655 or 10% and 20% of employee contributions, respectively.  For the year ended December 31, 2008, a matching contribution was not elected.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost.  Equipment under capital lease is stated at the lower of the fair market value at the date of acquisition or net present value of the minimum lease payments at inception of the lease. Depreciation and amortization expense are recognized on a straight-line basis over the assets' estimated useful lives or, if shorter, the lease terms for leasehold improvements. Estimated useful lives are generally 7 years for office furniture, and 3 to 5 years for computer equipment and software. Reviews are regularly performed if facts and circumstances exist that indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated.  Costs of maintenance and repairs are charged to expense as incurred. When property and equipment or leasehold improvements are sold or otherwise disposed of, the fixed asset account and related accumulated depreciation account are relieved and any gain or loss is included in results of operations. Costs of software not yet placed into service are accumulated as software in development. Upon placement into service, the costs of the assets are transferred to software.  Construction costs not yet placed into service are accumulated as building construction in progress. Upon placement into service, the costs of the assets are transferred to building.  In January 2008, the building was placed into service and, accordingly, all costs of the building have been transferred out of construction in progress.  The building is being depreciated over 30 years.

Software Developed for Internal Use

In accordance with FASB ASC 605, “Revenue Recognition-Multiple Element Arrangements”, the Company applies FASB ASC 350, “Intangibles-Goodwill and Other, Internal-Use Software”.  The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.  Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in these consolidated financial statements.

The Company capitalized internal-use software costs for the years ended December 31, 2009, 2008 and 2007 of $9,665, $8,137 and $3,321, respectively. Amortization of capitalized internal-use software costs for the years ended December 31, 2009, 2008 and 2007 was $3,623, $1,629 and $1,163, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Goodwill

Since 2002, the Company has recorded goodwill in accordance with the provisions of FASB ASC, 350, “Intangibles-Goodwill and Other”, which discontinued the amortization of existing goodwill and instead requires the Company to annually review the carrying value of goodwill for impairment. Prior to 2007, the Company evaluated the carrying value of its goodwill under two reporting units within its single segment.  During 2007, the Company combined those two reporting units into a single reporting unit to be in alignment with its organizational and management structure which was evaluated and restructured as part of the integration of our acquired businesses.  As a result, in 2007 and 2008 goodwill was evaluated at the enterprise or Company level.  Following its investment in the variable interest entity in China in 2009, the Company reverted back to evaluating the carrying value of goodwill under two reporting units within a single segment.  The Company conducted its 2009 annual evaluation of goodwill for impairment and determined that there was no impairment at October 1, 2009 and December 31, 2009.

Due to a downward revision in internal projections, continued adverse changes in the economic climate, a decline in the Company’s market capitalization of 49.5% from October 1, 2008 (the Company’s annual testing date) through December 31, 2008 and an additional 32.5% from December 31, 2008 through March 31, 2009.  These events signified triggering events and required the determination as to whether, and to what extent, the Company’s goodwill may have been impaired.  As a result, the Company completed in consecutive quarters its goodwill impairment analyses during the year ended December 31, 2008 and the quarter ended March 31, 2009.

The first step of each analysis required the estimation of fair value of the Company and was calculated primarily based on the observable market capitalization with a range of estimated control premiums as well as discounted future estimated cash flows. This step yielded an estimated fair value of the Company which was less than the Company’s carrying value (including goodwill) at each test date, December 31, 2008 and March 31, 2009. The next step entailed performing an analysis to determine whether the carrying amount of goodwill on the Company’s balance sheet exceeded its implied fair value. The implied fair value of the Company’s goodwill for this step was determined in a similar manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a hypothetical business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on each test date was only for purposes of determining the implied fair value of goodwill with no assets or liabilities written up or down, nor any additional unrecognized identifiable intangible assets recorded as part of this process. Based on these analyses, management recorded goodwill impairment charges of $167,011 for the quarter and year ended December 31, 2008 and $33,329 for the quarter ended March 31, 2009. The goodwill impairment charges had no effect on the Company’s cash balances.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes, escrow adjustments, acquisitions, variable interest entity and impairment charges, for the years ended December 31, 2009, 2008 and 2007 are as follows:

Balance as of December 31, 2006	$143,371
Acquisitions or adjustments:
Webhire	7,942
Knowledge Workers	(796)
Gantz Wiley Research	(81)
BrassRing	13,059
Psychometrics Services Ltd.	516
StraightSource (2007 acquisition)	5,700
HRC Human Resources Consulting GmbH (2007 acquisition)	3,791
Balance as of December 31, 2007	$173,502
Acquisitions or adjustments:
ScottWorks	85
Webhire	311
Knowledge Workers	100
Gantz Wiley Research	398
BrassRing	(121)
Psychometrics Services Ltd.	3,383
StraightSource	6,051
HRC Human Resources Consulting GmbH	330
Quorum International Holding Limited (2008 acquisition)	15,338
Impairment charge	(167,011)
Balance as of December 31, 2008	$32,366
Acquisitions or adjustments:
Impairment charge	(33,329)
StraightSource	125
HRC Human Resources Consulting GmbH	215
Quorum International Holding Limited	2,315
Shanghai Runjie Management Consulting Company (variable interest entity)	1,512
Balance as of December 31, 2009	$3,204

Long Lived Assets

In connection with the Company’s goodwill impairment analysis for each of the periods ended December 31, 2009 and 2008, the Company evaluated its long-lived assets, including certain identifiable intangible assets, for potential impairment by comparing the carrying amount of any asset to future net cash flows expected to be generated by the asset, pursuant to FASB ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets,” and determined that no such assets were impaired.  Given the general current economic climate, it is possible that the estimated future cash flows of the asset groupings will be reduced, which may result in an impairment in future periods.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets consist of intellectual property, non-compete agreements, customer lists and trademarks.  Intellectual property, non-compete agreements and trademarks are amortized on a straight-line basis over their estimated useful lives or contract periods, generally ranging from 3 to 20 years. Customer lists are amortized based on the attrition rate of our customers. The amounts were based, in part, on an analysis of the incremental cash flows expected to be derived from the customer lists using historic retention rates and an appropriate discount rate. Accumulated amortization of intangible assets was $13,713, $9,443 and $4,091 as of December 31, 2009, 2008 and 2007, respectively. Amortization expense related to these intangible assets was $4,475, $5,168 and $2,412 for 2009, 2008 and 2007, respectively.

Intangible Assets subject to amortization at December 31, 2009 and 2008 consist of the following:

	Gross Carrying Value		Accumulated Amortization		Weighted Average Amortization Period (in years)
	2009	2008	2009	2008
Description
Customer lists	$18,700	$18,911	$10,067	$6,500	5.8
Intellectual property and non-compete	2,413	2,204	1,957	1,264	0.2
Trademarks	91	91	37	27	11.9
Fully amortized intangibles	1,652	1,652	1,652	1,652
Total	$22,856	$22,858	$13,713	$9,443	6.1

Intangible Assets estimated amortization expense for each of the next five years is as follows:

Year Ending December 31,	Amortization Expense
2010	$2,897
2011	1,988
2012	1,322
2013	963
2014	671

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription revenue for solutions, which is comprised of subscription fees from customers accessing the Company’s on-demand software, consulting services, outsourcing services and proprietary content, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete professional services. Because the Company provides its solutions as a service, the Company follows the provisions of FASB ASC 605-10, “Revenue Recognition” and FASB ASC 605-25 “Multiple Elements Arrangements”. We recognize revenue when all of the following conditions are met:

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

Discrete professional services and other revenues, when sold with subscription and support offerings, are accounted for separately since these services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements. The Company's arrangements do not contain general rights of return.  Additionally, when professional services are sold with other elements, the consideration from the revenue arrangement is allocated among the separate elements based upon the relative fair value.  Professional services and other revenues are recorded as follows: Consulting revenues are recognized based upon proportional performance as value is delivered to the customer.

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

The Company records expenses billed to customers in accordance with FASB ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and certain telecommunication costs. For the years ended December 31, 2009, 2008 and 2007 reimbursed expenses totaled $2,218, $4,700 and $3,469, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The Company also records an additional allowance based on certain percentages of aged receivables, which is determined based on historical experience and management's assessment of the general financial conditions affecting the Company's customer base. If actual collections experience changes, revisions to the allowance may be required. Activity in the allowance for doubtful accounts is as follows:

Year	Balance at January 1,	Bad debt expense (recoveries)	Acquired reserves	Recoveries / (Write offs)	Balance at December 31,
2009	$3,755	$(400)	$—	$(1,265)	$2,090
2008	1,158	2,702	—	(105)	3,755
2007	975	329	—	(146)	1,158

Share-based Compensation Expense

On January 1, 2006, the Company adopted FASB ASC 718, “Compensation-Stock Compensation using the Modified Prospective Approach” (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006.  Following the adoption, the Company recognized the cost of previously granted share-based awards on a straight-line basis over the remaining vesting period.  The compensation expense for new share-based awards with a service condition that cliff vest, is recognized on a straight-line basis over the award’s requisite service period.  For those awards with a service condition that have graded vesting, compensation expense is calculated using the graded-vesting attribution method.   This method entails recognizing expense on a straight-line basis over the requisite service period for each separately vesting portion as if the grant consisted of multiple awards, each with the same service inception date but different requisite service periods.  This method accelerates the recognition of compensation expense.  In accordance with FASB ASC 718, the pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method.

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

Advertising

Advertising costs are expensed when incurred. Advertising costs for the years ended December 31, 2009, 2008 and 2007 were $373, $670 and $554, respectively.

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

Other Taxes

Non-income taxes such as sales and value-added tax are presented on a net basis within general and administrative expense, on the statement of operations.

(Loss) Earnings Per Share

The Company follows FASB ASC 260, “Earnings Per Share,” which requires companies that are publicly held or have complex capital structures to present basic and diluted earnings per share on the face of the statement of operations.  Earnings (loss) per share is based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the exercise of options if they are dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  Common stock equivalents of stock options issued and outstanding were excluded in the computation of diluted earnings per share for the years ended December 31, 2009 and 2008 since their effect was antidilutive.  A summary of the computation is presented in the table below.

Basic and diluted earnings (loss) per share are computed as follows:

	For the year ended December 31,
	2009	2008	2007
Numerator:
Net (loss) income available to common shareholders’	$(31,079)	$(104,692)	$23,548

Denominator:
Weighted average shares used to compute net (loss) income available to common shareholders’ per common share - basic	22,532,719	22,779,694	24,926,468
Effect of dilutive stock options	—	—	400,536
Weighted average shares used to compute net (loss) income available to common shareholders’ per common share – dilutive	22,532,719	22,779,694	25,327,004

Basic net (loss) income per share	$(1.38)	$(4.60)	$0.94

Diluted net (loss) income per share	$(1.38)	$(4.60)	$0.93

Total antidilutive stock options issued and outstanding	1,979,856	1,771,800	608,800

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements

Effective July 1, 2009, we adopted “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In May 2009, the FASB adopted Codification Topic 855, “Subsequent Events,” which codifies the guidance regarding the disclosure of events subsequent to the balance sheet date. The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption ASC 855 did not have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued ASC 810-10, “Consolidation-Overall” and ASC 805, “Business Combinations”. Changes for business combination transactions pursuant to ASC 805 include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to ASC 810-10 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders’ equity and the elimination of "minority interest" accounting in results of operations. ASC 805 is required to be adopted and was effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 805 and ASC 810-10 impacted the Company’s accounting related to the consolidation of its variable interest entity in 2009 and will impact the accounting for the Company's future acquisitions.

In February 2007, the FASB issued ASC 825, “Financial Instruments,” which permits the Company to choose to measure many financial instruments and certain other items at fair value. The Company adopted ASC 825 as of January 1, 2008.  The adoption did not impact the Company’s consolidated financial statements on the date of adoption.  However, during the fourth quarter of 2008, the Company elected to measure at fair value the put option related to its UBS Settlement Agreement.

In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements. FASB ASC 820 is effective for periods beginning after November 15, 2007. The Company adopted this standard with respect to its financial assets effective January 1, 2008.  In February 2008, the FASB amended certain provisions of ASC 820 delaying its effective date for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Footnote 3 of the Notes to the Consolidated Financial Statements for further detail regarding the impact of our adoption of ASC 820 for financial assets.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the potential impact of this standard to determine if its adoption will have a material impact on the financial condition or results of operations of the Company.

In June 2009, the FASB issued new accounting guidance for variable interest entities. This guidance was codified under ASU 2009-17 in December 2009 and includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a variable interest entity (“VIE”), which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE. The new guidance is effective for annual reporting periods that begin after November 15, 2009 and applies to all existing and new VIEs. The Company is currently evaluating the impact of adopting this new guidance. This guidance was codified in December 2009 under ASU 2009-17.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments

Short-term investments

The following is a summary of our short-term investments at December 31, 2009 and December 31, 2008:

As of December 31, 2009:

	Cost	Unrealized Gains/(Loss)	Accrued Interest	Fair Market Value
Available for Sale securities
Municipal securities	$15,627	$(89)	$118	$15,656
Trading Securities
Auction rate securities	$13,737	$177	—	$13,914
Total short-term investments	$29,364	$88	118	$29,570

As of December 31, 2008:

	Cost	Unrealized Loss	Accrued Interest	Fair Market Value
Short-term investments:
Municipal securities	$4,510	$(32)	$34	$4,512
Total short-term investments:	$4,510	$(32)	$34	$4,512

Unrealized gains and losses from fixed-income, available for sale securities are primarily attributable to changes in interest rates.  The Company does not believe any unrealized losses represent an other-than-temporary impairment based on the evaluation of available evidence as of December 31, 2009.  For the years ended December 31, 2009 and December 31, 2008, contractual maturities of our short-term investments were one year or less.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments (continued)

During the year ended December 31, 2009, the Company continued to experience failed auctions for twelve tax exempt auction rate securities (“ARS”) issues with a fair value of $13,914.  Eight of these ARS are guaranteed by the Family Federal Educational Loan Program with the remainder being insured by private issuers.  Due to the ability to liquidate the ARS issues within the next twelve months and the put option, the Company included these investments in its short-term investments as of December 31, 2009.  These securities will continue to accrue interest at the contractual rate and will be auctioned every 90 days until sold.

Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, the Company entered into an agreement (the “UBS Settlement Agreement”) with UBS AG which provided (1) the Company with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, and  (2) the Company, the right to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012.  Following the execution of the UBS Settlement Agreement, the Company determined that it no longer had the intent to hold the ARS until either the maturity or recovery of the ARS market. Based upon this unusual circumstance related to the execution of the UBS Settlement Agreement, the Company transferred these investments from available-for-sale to trading investment securities and began recording the change in fair value of the ARS as gains and losses in current statement of operations.  As of December 31, 2009, the auction rate securities, which were acquired through UBS AG, had a par value of $15,300.

Contemporaneous with the determination to transfer the ARS to trading securities, the Company elected to measure the value of its option to put the securities (“put option”) to UBS AG under the fair value option of ASC 825, “Financial Instruments”.  As a result, the Company recorded at December 31, 2008 a non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2,219.  At December 31, 2009, the put option’s estimated fair value decreased to $1,374, resulting in a non-operating loss of $845 for the twelve months ended December 31, 2009.  The estimated fair value of the put option as of December 31, 2009 was based in part on an expected life of six months and a discount rate of 0.85%. In June 2009, due to our ability to exercise our put option within the next twelve months, we reclassified the estimated fair value of the put option to other current assets on the consolidated balance sheet.

Based upon the results of the discounted cash flow analysis, the Company determined that the fair value of its investment in ARS should be discounted approximately $2,219 to $16,513 at December 31, 2008, with any other-than temporary impairment in the fair value of the ARS  offset substantially by the fair value recognized for the rights provided in the settlement agreement.  As a result of the transfer of the ARS from available-for-sale to trading investment securities noted above, the Company also recorded a non-operating gain for the twelve months ended December 31, 2009 of approximately $833. The recording of the loss relating to the decrease in the fair value of the put option and the recognition of the gain in the ARS resulted in an overall net loss of approximately $12 for the year ended December 31, 2009.

The Company adjusted the fair value of its ARS investment portfolio using a discounted cash flow model to determine the estimated fair value of its ARS investments as of December 31, 2009.  The ranges of assumptions used in preparing the discounted cash flow model include level three inputs, as defined in ASC 825, and are presented in the following table:

Input description	Minimum	Maximum
Maximum auction rate (interest rate)	0.47%	0.54%
Liquidity risk premium	4.00%	5.00%
Probability of earned maximum rate until maturity	0.01%	0.19%
Probability of default	1.44%	20.73%

The Company adopted the provisions of ASC 820-10 effective January 1, 2008, which defines fair value as price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments (continued)

The Company has investments that are valued in accordance with the provisions of ASC 820, “Fair Value Measurements and Disclosure”. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820, Fair Value Measurements and Disclosure establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

•	Level 2—Valuations based inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

On December 31, 2009, the fair value for the Company’s investments was determined based upon the inputs presented below:

Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Municipal Bonds	$15,656	$15,656	—	—
Auction rate securities	$13,914	—	—	$13,914
Total investments:	$29,570	$15,656	—	$13,914

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended December 31, 2009 is presented below:

Auction rate securities
Balance at December 31, 2007	$29,900
Total net realized losses
included in earnings	(1,191)
Purchases, issuances and settlements	(12,196)
Balance at December 31, 2008	$16,513
Total net realized gains
included in earnings	833
Settlements	(3,432)
Balance at December 31, 2009	$13,914

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions

Quorum International Holdings Limited

On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27,950, in cash, of which $19,753 was paid in April 2008 and $8,197 was paid in July 2008.  The total cost of the acquisition, including legal, accounting, and other professional fees of $1,237, was approximately $29,187, including acquired intangibles of $8,633, with estimated useful lives between 3 and 10 years.  In addition, the acquisition agreement contains an earnout provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010.  Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement.  Pursuant to FASB ASC 805, “Business Combinations,” the Company accrues contingent purchase consideration when the outcome of the contingency is determinable beyond a reasonable doubt.  Based upon the results for the twelve month period through June 30, 2009, it was determined that an earnout payment was due to the former shareholders of Quorum and as such, the additional consideration of $1,167 was accrued for in the financial statements at December 31, 2009.  The additional consideration was paid in cash during the first quarter of 2010.  In addition, as of December 31, 2009, the June 30, 2010 earnout amount was substantially uncertain, and, as such, the estimated earnout range is not possible to disclose.  The Company evaluates the earnout provisions contained in the acquisition agreement at each financial statement reporting date.  In connection with the acquisition, €500 or approximately $717, of the purchase price was deposited into an escrow account and recorded in other long-term assets, to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement.  The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of Quorum.  The Company expects that the acquisition of Quorum will broaden its presence in the global recruitment market.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.   Quorum’s results of operations were included in the Company’s consolidated financial statements beginning on April 2, 2008.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Variable Interest Entity

On January 20, 2009, the Company entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China.   In conjunction with the agreement, the Company paid $1,337 to provide an initial equity contribution and to compensate the former owners of R and J, who transferred their existing business into a new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”).   The initial payment provided the Company with a 46% ownership in the variable interest entity, and a presence in China’s human capital management market.   The former owners of R and J are required to transfer 1% additional ownership interests (in 1% increments up to 49% over a two year period), with consideration to be paid by the Company based upon adjusted EBITDA, as defined.  In the fourth quarter of 2009, based upon the 2008 operating results for R and J, the Company paid an additional $206 for an additional 1% ownership interest in the variable interest entity.   At December 31, 2009, the Company had a 47% ownership interest in the variable interest entity.

Consideration for the ownership interest transfer  in the third quarter was determined as the greater of 1) the amount of registered capital attributable to a 1% ownership interest or 2) an amount denominated in Chinese Yuan Renminbi (“RMB¥”) equal to the result of 47% times four and one half times the Adjusted EBITDA of the variable interest entity for the calendar year ended December 31, 2008, plus 1% of the variable interest entity’s free cash flow as of March 31, 2008, minus the amount of the initial investment or RMB¥ 8,145 or $1,224. The additional transfers of ownership interests for 2010 and 2011 will be determined formulaically the same as above and will be adjusted only for any increase in actual ownership percentage by the Company.

Under the terms of the variable interest entity agreement, the Company has the right to acquire R and J’s remaining interest in the variable interest entity at any time after the earlier of the termination of the general manager’s employment by the variable interest entity or during the first three months of any calendar year beginning on or after January 1, 2013 (call rights).  The purchase price for the remaining ownership interest is based upon the outstanding ownership interest multiplied by the sum of the amount of free cash flow plus four and one half times the Adjusted EBITDA, as defined. R and J may also require the Company to purchase its interest in the variable interest entity at any time after the earlier of the Company’s acquisition of more than fifty percent of the variable interest entity or January 1, 2011 (put rights).

In accordance with ASC 810, “Variable Interest Entities”, the new entity qualified for consolidation as it was determined to be a variable interest entity and the Company as its primary beneficiary.   The determination of the primary beneficiary was based, in part, upon a qualitative assessment which included the Company’s commitment to finance the variable interest entity’s ongoing operations, the level of involvement in the variable interest entity’s operations, the use of the Company’s brand by the variable interest entity, and the lack of equity “at risk” by R and J given its put rights.  The variable interest entity is consolidated in the Company’s financial statements because of the Company’s implicit guarantee to provide financing and as well as its significant involvement in the day-to-day operations.   The equity interests of R and J not owned by the Company are reported as a noncontrolling interest in the Company’s December 31, 2009 accompanying consolidated balance sheet.  All inter-company transactions are eliminated (see Note 2 – Summary of Significant Accounting Policies.)

The variable interest entity was financed with $307 in initial equity contributions from the Company and R and J, and has no borrowings for which its assets would be used as collateral.  Following the formation of the variable interest entity, the Company completed a valuation of the concern, which resulted in the recording of net tangible assets, intangible assets and goodwill of $314, $1,100 and $1,512, respectively in the consolidated balance sheet.   On September 30, 2009, the Company provided $160 of financing for the variable interest entity in the form of an intercompany loan.   The creditors of the variable interest entity do not have recourse to other assets of the Company.

Pursuant to ASC 480 “Distinguishing Liabilities from Equity” (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”, due to the put rights included in the agreement, the Company has presented the estimated fair value of R and J’s 53% ownership interest in the variable interest entity amounting to $1,330 at December 31, 2009 in noncontrolling interest and classified the amount as mezzanine equity (temporary equity) on the consolidated balance sheet.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6. Property, Equipment and Software

A summary of property, equipment and capitalized software and related accumulated depreciation and amortization as of December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
Equipment	$17,748	$15,112
Software	28,397	13,999
Office furniture and fixtures	2,455	2,370
Leasehold improvements	2,735	2,744
Land	714	643
Building	7,828	6,771
Software in development	3,083	7,185
	62,960	48,824
Less accumulated depreciation and amortization	26,093	17,624
	$36,867	$31,200

Depreciation and amortization expense is excluded from cost of revenues.

Equipment and office furniture and fixtures included assets under capital leases totaling $2,621 and $2,612 at December 31, 2009 and 2008, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $9,789, $6,920 and $5,172 for the years ended December 31, 2009, 2008 and 2007, respectively.

Pursuant to FASB ASC 360, “Property, Plant and Equipment,” the Company reviewed its fixed assets and determined that the fair value exceeded the carrying value, and therefore did not record any fixed asset impairment as of December 31, 2009.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2009	2008
Accrued professional fees	$1,031	$131
Straight line rent accrual	2,084	1,904
Other taxes payable	118	450
Income taxes payable	837	2,293
Other liabilities	1,139	1,056
Contingent purchase price	1,167	3,000
Total other accrued liabilities	$6,376	$8,834

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

9.    Income Taxes

The components of income tax expense (benefit) consisted of the following:

	For the years ended December 31,
	2009	2008	2007
Current
Federal	$417	$4,542	$4,866
Foreign	1,080	2,777	308
State and local	853	616	422
Total current	$2,350	$7,935	$5,596
Deferred
Federal	$378	$(39,325)	$3,517
Foreign	(811)	(696)	836
State and local	10	(5,985)	630
Total deferred	(423)	(46,006)	4,983
Total income tax (benefit) provision	$1,927	$(38,071)	$10,579

A reconciliation of the Company’s effective income tax rate to the U.S. statutory federal income tax rate of 35% is as follows:

	For the years ended December 31,
	2009	2008	2007
U.S. statutory federal tax rate	(35.0)%	(35.0)%	35.0%
Foreign tax differential	0.8%	(1.9)%	(1.5)%
Domestic production deduction	—%	—%	(0.5)%
Nondeductible goodwill impairment	15.8%	12.1%	—%
State income taxes	(1.6)%	(2.4)%	2.0%
Officer’s life insurance	—%	—%	0.1%
Other nondeductible expenses	0.5%	0.1%	0.7%
Change in valuation allowance	23.9%	0.5%	—%
Research and development credit	(0.9)%	(0.4)%	(2.7)%
Non-taxable interest	(0.5)%	(0.3)%	(3.2)%
Provision to return true-up	3.7%	0.6%	1.1%
Income tax (benefit) expense	6.7%	(26.7)%	31.0%

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

9.    Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Components of the Company’s net deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Deferred tax assets
Foreign net operating loss carryforwards	$2,129	$2,209
Accrued expenses	879	43
Federal and state net operating loss carryforwards	1,397	877
AMT tax carryforward	166	166
Deferred revenue	6,616	3,178
Accounts receivable allowance	514	799
Stock options	5,927	4,092
Depreciation and amortization	—	1,636
Goodwill	38,379	36,309
Capitalized R&D tax credits	314	262
Section 481(a) adjustment	549	361
Other	60	121
Total deferred tax assets	$56,930	$50,053
Deferred tax liabilities
Capitalized R&D	(3,648)	(423)
Other accrued expenses	(333)	(481)
Depreciation and amortization	(1,493)	—
Amortization of intangibles and goodwill	(1,282)	(5,529)
Total deferred tax liabilities	(6,756)	(6,433)
Net deferred tax asset	50,174	43,620
Valuation allowance	(7,460)	(1,329)
Net deferred tax asset (liability)	$42,714	$42,291

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

9.    Income Taxes (continued)

At December 2009, the Company has remaining Federal net operating loss carryforwards from acquisitions of $2,021 with an expiration date of 2025. These acquired operating loss carryovers are subject to Internal Revenue Code section 382 loss limitations. The Company also has $11,342 of state net operating loss carryovers available from domestic affiliates and $8,546 of net operating loss carryovers available from foreign affiliates.  These state losses have various expiration dates not in excess of 20 years while the foreign losses have no expiration date.  Based on the uncertainty of fully utilizing these NOLs the Company has recorded valuation allowances as of December 31, 2009 of $4,567, $1,561 and $1,332 for Federal, state and foreign purposes, respectively.  In 2009, the Company released $838 of its foreign valuation allowance and simultaneously wrote off a fully reserved acquired foreign net operating loss that was determined to be nondeductible.

At December 2008, the Company has remaining Federal net operating loss carryforwards from acquisitions of $2,253 with an expiration date of 2025. The Company also has net operating loss carryforwards available from foreign acquisitions of $7,731.  These losses have no expiration date.  Based on the uncertainty of fully utilizing these NOLs the Company has recorded a valuation allowance as of December 31, 2008 of $4,417.  The Company also has state NOL carryforwards of $2,266.

Activity in the valuation allowance account for the years ended December 31, 2009, 2008 and 2007 is presented in the table below:

	Beginning Balance	Increase in valuation allowance	Acquired valuation allowance	Release of valuation allowance	338g election	Ending Balance
2009	$(1,329)	$(6,969)	$—	$838	$—	$(7,460)
2008	(653)	—	(676)	—	—	(1,329)
2007	(12,634)	—	(653)	796	11,838	(653)

The determination of the level of valuation allowance at December 31, 2009 is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions.  Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

In 2005, the Company was granted a tax holiday from the government of India for its development center located in Hyderabad, India.  This tax holiday was granted for a five year period, was subsequently extended via statute for an additional year and is scheduled to expire in 2010.  The income tax benefit on this holiday is $83, $65 and $362 in 2009, 2008 and 2007, respectively. In 2008, the Company was granted a separate tax holiday from the Indian government covering the activities of its new development center in Vizag, India.  This tax holiday was granted for a period of 10 years and will expire in 2018.  The income tax benefit on this holiday is $236 and $309 in 2009 and 2008, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

9.    Income Taxes (continued)

The Company does not provide for U.S. deferred income taxes or tax benefits on the undistributed earnings or losses of its non-U.S. subsidiaries because earnings are permanently reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2009, the Company had not provided for deferred income tax expense for cumulative income of individual international subsidiaries of $18,202.  Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. Determination of the related amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  In the event of the repatriation of foreign earnings, the Company believes that it would be in a position to claim sufficient foreign tax credits for U.S. federal income taxes purposes to offset a significant amount of potential tax liability.

During the third quarter of 2009, the Internal Revenue Service completed its examination of the Company’s federal income tax returns for the years 2006 and 2007 and issued a final Revenue Agent’s Report (RAR.)  The Company agreed with all of the adjustments contained in the RAR and during the fourth quarter of 2009, received written notification from the IRS that the final examination report had been accepted.  The resolution of the examination resulted in the disallowance of tax credits previously claimed by the Company, the loss of which did not have a material impact on the financial condition of the Company.

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

The amount of unrecognized tax benefits as of December 31, 2009, determined in accordance with the provisions of ACS 740 increased by $634.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Beginning Balance December 31, 2007	$—
Additions for tax positions	1,256
Ending balance December 31, 2008	$1,256
Additions based on tax positions related to the current year	844
Reductions for positions of prior years, including impacts due to a lapse in statute	(11)
Settlements	(199)
Ending balance December 31, 2009	$1,890

The additions to the unrecognized tax benefits related to the current and prior years are primarily attributable to various transfer pricing and related valuation matters, certain tax incentives and credits, acquisition matters, apportionment of state taxable income and other foreign matters.  The settlements and reductions to the unrecognized tax benefits for tax positions of prior years are primarily attributable to the conclusion of the IRS examination.  The liability of $1,890 can be reduced by $195 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.  The net amount of $1,695, if recognized, would have a favorable impact on the Company’s effective tax rate.

Our policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations.  During the year ended December 31, 2009, the Company recognized $69 in interest and penalties, and in 2008, the Company recognized $101 in interest and penalties.

With certain limited exceptions, the Company is no longer subject to U.S. federal income tax audits for tax years through 2007 and state and local or non-U.S. income tax audits by taxing authorities for tax years through 2004.  However, net operating loss and tax credit carryovers from all years continue to be subject to examinations and adjustments for at least three years following the year in which the attributes are used.  The Company is currently under examination by certain state taxing authorities for tax years 2005 and 2006.  Although the outcome of tax audits is difficult to predict with certainty, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that may result from tax examinations.

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

	Capital Leases	Operating Leases
2010	$215	$7,532
2011	204	5,164
2012	57	3,789
2013	—	2,624
2014	—	1,687
Total minimum lease payments	$476	$20,796
Less amount representing interest	6
Present value of minimum payments under capital leases	470
Less current portion	211
	$259

Rent expense was $7,496, $7,174 and $5,824 for the years ended December 31, 2009, 2008 and 2007, respectively.  Most of the Company’s capital and operating leases contain automatic renewal terms, bargain purchase options or escalation clauses but the leases are expensed on a straight-line basis.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10. Commitments and Contingencies (continued)

Litigation

On August 27, 2007, a complaint was filed and served by Kenexa BrassRing, Inc. against Taleo Corporation in the United States District Court for the District of Delaware.  Kenexa alleges that Taleo infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining Taleo from further infringement.

On May 9, 2008, Kenexa BrassRing, Inc. filed a similar lawsuit against Vurv Technology, Inc. in the United States District Court for the District of Delaware, alleging that Vurv has infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining further infringement.  This lawsuit has been consolidated with the Kenexa BrassRing, Inc. versus Taleo Corporation lawsuit.

On June 25, 2008, Kenexa Technology, Inc. filed suit in the United States District Court of Delaware against Taleo Corporation for tortious interference with contract, unfair competition, unfair trade practices and unjust enrichment. On August 28, 2009, Taleo filed an amended answer and counterclaim against Kenexa BrassRing, Inc. asserting copyright infringement against Kenexa by the users accessing the Taleo system on behalf of Kenexa’s recruitment process outsourcing customers. Kenexa seeks monetary damages and to enjoin the actions of Taleo.  Taleo seeks monetary damages and to enjoin the actions of Kenexa.

On November 7, 2008, Vurv Technology LLC, sued Kenexa Corporation, Kenexa Technology, Inc., and two former employees of Vurv, who now work for Kenexa , in the United States District Court for the Northern District of Georgia.  In this action, Vurv asserts claims for breach of contract, computer trespass and theft, misappropriation of trade secrets, interference with contract and civil conspiracy.   Vurv seeks unspecified monetary damages and injunctive relief.

On June 11, 2009 and July 16, 2009, two putative class actions were filed against Kenexa Corporation and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. The complaint filed on July 16, 2009 has since been voluntarily dismissed.  In the pending action, Building Trades United Pension Trust Fund, individually and on behalf of all others similarly situated alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by Kenexa.  This action seeks unspecified damages, attorneys’ fees and expenses.

On July 17, 2009, Kenexa BrassRing, Inc. and Kenexa Recruiter, Inc. filed suit against Taleo Corporation, a current Taleo employee and a former Taleo employee in Massachusetts Superior Court.   Kenexa amended the complaint on August 27, 2009 and added Vurv Technology LLC, two former employees of Taleo and two current employees of Taleo.   Kenexa asserts claims for breach of contract and the implied covenant of good faith and fair dealing, unfair trade practices, computer theft, misappropriation of trade secrets, tortious interference, unfair competition, and unjust enrichment.  Kenexa seeks monetary damages and injunctive relief.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11.  Equity

Rollforward of Shares

The Company’s common shares issued and repurchased during the years ended December 31, 2009, 2008 and 2007 are as follows:

Common Shares
Class A
December 31, 2006 ending balance	20,897,777
Repurchase of shares	(1,448,091)
Shares issued in public offering	4,312,500
Stock option exercises	136,673
Employee Stock Purchase Plan	10,152
Restricted shares issued	16,200
Shares issued for acquisition	107,235
December 31, 2007 ending balance	24,032,446
Repurchase of shares	(1,677,560)
Stock option exercises	67,021
Employee Stock Purchase Plan	27,141
Shares issued for earnout	55,876
December 31, 2008 ending balance	22,504,924
Stock option exercises	14,747
Employee Stock Purchase Plan	42,212
December 31, 2009 ending balance	22,561,883

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Equity (continued)

Stock and Voting Rights

Undesignated Preferred Stock

The Company has 10,000,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at December 31, 2009 or 2008. These shares have preferential rights in the event of liquidation and payment of dividends.

Common Stock

At December 31, 2009 and 2008, the Company had 100,000,000 authorized shares of common stock.  At December 31, 2009 and 2008 22,561,883 and 22,504,924 shares of common stock respectively, were outstanding.  Each share of common stock has one-for-one voting rights.

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

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock, of which 1,125,651 shares were repurchased at an aggregate cost of $20,429 as of December 31, 2008.  These shares were restored to original status prior to December 31, 2008 and accordingly are presented as authorized but not issued.  The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.  As of December 31, 2008 the amount of shares available for repurchase under the stock repurchase plan was 1,874,349.  For the year ended, December 31, 2009 no repurchases were made under the stock repurchase plan.

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

As of December 31, 2009, there were options to purchase 3,173,907 shares of common stock outstanding under the 2005 Option Plan.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan. As of December 31, 2009, there were a total of 1,031,506 shares of common stock not subject to outstanding options and available for issuance under the 2005 Option Plan.

FASB ASC 718, “Compensation-Stock Compensation”, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  In 2009 and 2008, the fair value of each grant was estimated using the Black-Scholes valuation model.  Expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options.  The estimated forfeiture rate was based upon an analysis of historical data.   The risk-free rate was based on U.S. Treasury zero coupon bond yields for periods commensurate with the expected term at the time of grant.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

The following table provides the assumptions used in determining the fair value of the market and service based awards for the year ended December 31, 2009, 2008 and 2007, respectively.

	Years ended December 31,
	2009	2008	2008	2007
	Service based awards	Service based awards	Market based awards	Service based awards
Expected volatility	62.70 – 69.38%	56.23 – 57.52%	60.98%	47.26 – 54.95%
Expected dividends	0	0	0	0
Expected term (in years)	3 - 6.25	3.75	10	4 – 5
Risk-free rate	1.36 - 3.09%	1.87 – 2.77%	3.45%	2.5 – 4.6%

A summary of the status of the Company’s stock options as of December 31, 2009 and 2008 and changes during the period then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2007	2,702,346	1,601,035	$21.18	241,335	$14.96
Granted – options	(1,084,600)	1,084,600	11.87	—	—
Exercised options and vested restricted stock	—	(83,221)	4.41	—	—
Forfeited or expired	114,760	(114,760)	29.28	—	—
Balance at December 31, 2008	1,732,506	2,487,654	$17.33	447,854	$14.01
Granted – options	(756,000)	756,000	6.12	—	—
Exercised options	—	(14,747)	4.72	—	—
Forfeited or expired	55,000	(55,000)	22.76	—	—
Balance at December 31, 2009	1,031,506	3,173,907	$14.63	696,407	$17.68

The total intrinsic value of options outstanding, exercisable and exercised as of and for the period ended December 31, 2009 was $10,758, $750 and $116, respectively.  The weighted average fair value for options granted during the period ended December 31, 2009, 2008 and 2007 was $3.50, $5.67 and $14.91, respectively.  The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2009 was 5.53 and 2.97, respectively.

Between January 1, 2009 and December 31, 2009, the Company granted options to certain employees to purchase an aggregate of 756,000 shares of the Company's common stock at a weighted exercise price of $6.12 per share. The Company granted the options at prevailing market prices ranging from $4.74 to $13.38 per share.

Between January 1, 2008 and December 31, 2008, the Company granted options to certain employees to purchase an aggregate of 1,084,600 shares of the Company's common stock at a weighted exercise price of $11.87 per share. The Company granted the options at prevailing market prices ranging from $5.11 to $21.80 per share.

Between January 1, 2007 and December 31, 2007, the Company granted options to certain employees to purchase an aggregate of 539,400 shares of the Company's common stock at a weighted exercise price of $35.40 per share. The Company granted the options at prevailing market prices ranging from $29.94 to $36.87 per share.

On August 14, 2007, the Company granted to each non-employee member of the Board of Directors 2,700 shares of restricted stock, or, an aggregate of 16,200 shares of restricted stock, which vested on May 19, 2008.  The grant date fair value of the restricted stock was $31.46.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.68 - $7.37	1,194,051	8.65	$4.91	81,051	$4.62
$7.38 - $11.06	152,000	5.44	$9.38	—	$—
$11.07 - $14.74	640,856	5.12	$12.51	197,856	$13.52
$14.75 - $18.43	102,000	1.41	$17.51	102,000	$17.51
$18.44 - $22.12	527,000	2.99	$19.27	201,500	$19.66
$25.80 - $29.49	32,000	1.45	$27.25	32,000	$27.25
$29.50 - $33.18	103,000	3.92	$31.99	82,000	$32.22
$33.19 - $36.87	423,000	2.25	$35.50	—	$—
$3.68 - $36.87	3,173,907	5.53	$14.63	696,407	$17.68

As of December 31, 2009, there was $3,941 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2005 Option Plan.  That cost is expected to be recognized over a weighted-average period of 1.47 years.

A summary of the status of the Company’s unvested share options and restricted stock as of December 31, 2009 and 2008 is presented below:

Unvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Unvested at December 31, 2007	1,359,700	$10.73
Granted - options	1,084,600	5.67
Vested	(293,000)	8.98
Forfeited or expired	(111,500)	12.31
Unvested at December 31, 2008	2,039,800	$8.24
Granted - options	756,000	3.50
Vested	(279,000)	9.21
Forfeited or expired	(39,300)	11.11
Unvested at December 31, 2009	2,477,500	$6.34

In accordance with FASB ASC 718, “Compensation-Stock Compensation,” excess tax benefits, associated with the expense recognized for financial reporting purposes, realized upon the exercise of stock options are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.  In addition, the Company classifies share-based compensation within cost of revenues, sales and marketing, general and administrative expenses and research and development corresponding to the same line as the cash compensation paid to respective employees, officers and non-employee directors.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

The following table shows total share-based compensation expense included in the accompanying Consolidated Statement of Operations:

	Year ended December 31,
	2009	2008	2007
Cost of revenues	$369	$341	$391
Sales and marketing	1,092	961	1,006
General and administrative	3,456	4,032	2,204
Research and development	447	427	192
Pre-tax share-based compensation	$5,364	$5,761	$3,793
Income tax benefit	1,391	1,813	1,407
Share-based compensation expense, net	$3,973	$3,948	$2,386

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the Nasdaq National Market, LLC on the offering date.  We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with FASB ASC 718 and requires no compensation expense to be recognized.  Shares of our common stock purchased under the employee stock purchase plan were 42,212, 27,141 and 10,152 for the years ended December 31, 2009, 2008 and 2007, respectively.

13. Related Party

In 2006, the Company purchased certain intangibles and property, plant and equipment for $300 from a software development consulting company previously managed by our current Chief Knowledge Officer, James P. Restivo.  The assets in connection with the purchase were amortized and depreciated over a two year period ending in 2008.

One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the years ended December 31, 2009, 2008 and 2007, the Company paid Pepper Hamilton LLP net of insurance coverage $258, $389, and $1,477, respectively, for general legal matters.  The decrease in payments to Pepper Hamilton LLP for the year ended December 31, 2009 as compared to previous years resulted from a reduction in transactional and acquisitions related services performed during the current year.  For the year ended 2007, a majority of the payments resulted from services performed in conjunction with our secondary offerings, various acquisitions during 2007, credit facility arrangements and other corporate matters.  The amount payable to Pepper Hamilton as of December 31, 2009 and 2008 was $202 and $75, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

14. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the years ended December 31, 2009, 2008 and 2007.

	For the year ended December 31, 2009		For the year ended December 31, 2008		For the year ended December 31, 2007
Country	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue
United States	$124,652	79.1%	$149,225	73.6%	$155,247	85.3%
United Kingdom	11,156	7.1%	17,729	8.7%	10,741	5.9%
Other European Countries	7,818	4.9%	11,660	5.5%	5,389	3.0%
Germany	4,073	2.6%	9,765	4.8%	2,832	1.5%
The Netherlands	1,755	1.1%	3,196	1.6%	2,706	1.5%
Canada	2,808	1.8%	5,539	2.7%	2,526	1.4%
Other	5,407	3.4%	6,618	3.1%	2,485	1.4%
Total	$157,669	100.0%	$203,732	100.0%	$181,926	100.0%

The following table summarizes the distribution of assets by geographic region as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$161,351	79.7%	$146,850	67.2%
United Kingdom	14,125	7.0%	43,634	20.0%
India	9,943	4.9%	9,099	4.2%
Germany	4,381	2.2%	9,976	4.6%
Ireland	4,182	2.1%	1,133	0.5%
China	2,962	1.5%		%
Canada	2,574	1.3%	3,332	1.5%
Other	2,825	1.3%	4,441	2.0%
Total	$202,343	100.0%	$218,465	100.0%

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Grant Thornton, LLP independently assessed the effectiveness of our internal control over financial reporting and has issued its opinion, which is included below.

(b)  Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

Board of Directors and Shareholders
Kenexa Corporation

We have audited Kenexa Corporation and Subsidiaries’ (collectively, Kenexa Corporation) (a Pennsylvania corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kenexa Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Kenexa Corporation’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In our opinion, Kenexa Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kenexa Corporation and Subsidiaries, as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 9, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 9, 2010

(c)  Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not Applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information contained under the captions “Board of Directors”, “Structure and Practices of the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation and Executive Officers” in our Definitive Proxy Statement for our 2010 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2010 Proxy Statement”).

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

ITEM 11. Executive Compensation

We incorporate by reference the information contained under the captions “Executive Compensation and Executive Officers”, “Compensation Committee Report” and “Structure and Practices of the Board of Directors” in our 2010 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement.

Equity Compensation Plan Information as of December 31, 2009.

The following table sets forth, as of December 31, 2009, information concerning equity compensation plans under which our securities are authorized for issuance.  The table does not reflect grants, awards, exercises, terminations or expirations since that date.  The following table excludes 500,000 shares of our common stock which was issued or is available for issuance pursuant to our 2006 Employee Stock Purchase Plan, which was approved by our shareholders in May 2006.  As of December 31, 2009, there were 420,495 shares available for issuance pursuant to our 2006 Employee Stock Purchase Plan.  All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted to the extent applicable.  All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity Compensation Plans approved by shareholders	2,988,500	14.91	1,031,506
Equity Compensation Plans not approved by shareholders	185,407	10.07

(1)   Excludes number of securities to be issued upon exercise of outstanding options.

For a description of the material features of our equity compensation plans, see Note 11 to our consolidated financial statements.

ITEM 13. Certain Relationships, Related Transactions and Director Independence

We incorporate by reference the information contained under the caption “Certain Relationships and Related Party Transactions” and “Structure and Practices of the Board of Directors” in our 2010 Proxy Statement.

ITEM 14. Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption Proposal No. 2 “Ratification of Selection of Independent Registered Public Accounting Firm” in our 2010 Proxy Statement.

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

10.10*
Form of Indemnification Agreements between Kenexa Corporation and each of its directors and certain officers (incorporated by reference to Exhibit 10.23 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)

10.11*
Form of Restricted Stock Award Agreement under the 2005 Equity Incentive Plan (Non-Employee Director) (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated August 14, 2007.)

21.1	Subsidiaries of Kenexa Corporation
23.1	Consent of Grant Thornton LLP
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(c)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2010.

Kenexa Corporation

/s/ Nooruddin S. Karsan
Nooruddin S. Karsan
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Donald F. Volk
Donald F. Volk
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on March 9, 2010 in the capacities indicated:

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

10.11*
Form of Restricted Stock Award Agreement under the 2005 Equity Incentive Plan (Non-Employee Director) (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated August 14, 2007.)

21.1	Subsidiaries of Kenexa Corporation
23.1	Consent of Grant Thornton LLP
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.