Form 10-Q
period 2010-05-10
KENEXA CORP
filed 2010-05-10
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes  ☐   No  ☒

On May 4, 2010, 22,594,347 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended March 31, 2010

PART I FINANCIAL INFORMATION
Item 1: Financial Statements
Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$38,302	$29,221
Short-term investments	24,252	29,570
Accounts receivable, net of allowance for doubtful accounts of $2,019 and $2,090, respectively	26,082	26,782
Unbilled receivables	3,355	4,457
Income tax receivable	1,630	1,704
Deferred income taxes	7,926	8,685
Prepaid expenses and other current assets	9,844	8,428
Total Current Assets	111,391	108,847
Property and equipment, net of accumulated depreciation	19,462	19,530
Software, net of accumulated amortization	18,148	17,337
Goodwill	3,664	3,204
Intangible assets, net of accumulated amortization	7,963	9,143
Deferred income taxes, non-current	34,911	34,879
Other long-term assets	10,121	9,403
Total assets	$205,660	$202,343

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$5,644	$5,727
Notes payable, current	6	16
Commissions payable	1,127	671
Accrued compensation and benefits	3,284	4,820
Other accrued liabilities	6,192	6,376
Deferred revenue	54,504	49,964
Capital lease obligations	208	211
Total current liabilities	70,965	67,785

Capital lease obligations, less current portion	208	259
Deferred income taxes	226	850
Other liabilities	1,979	1,981
Total liabilities	73,378	70,875

Commitments and Contingencies

Temporary Equity
Noncontrolling interest	1,393	1,330

Shareholders' Equity
Preferred stock, par value $0.01; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 22,593,922 and 22,561,883 shares issued and outstanding, respectively	226	226
Additional paid-in-capital	276,616	275,127
Accumulated deficit	(141,730)	(141,712)
Accumulated other comprehensive loss	(4,223)	(3,503)
Total shareholders' equity	130,889	130,138

Total liabilities and shareholders' equity	$205,660	$202,343

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Subscription	$33,252	$33,265
Other	6,412	5,566
Total revenues	39,664	38,831
Cost of revenues	13,811	13,696
Gross profit	25,853	25,135

Operating expenses:
Sales and marketing	9,640	8,705
General and administrative	9,831	10,873
Research and development	2,284	2,568
Depreciation and amortization	4,036	3,228
Goodwill impairment charge	—	33,329
Total operating expenses	25,791	58,703

Income (loss) from operations	62	(33,568)
Interest income	146	63
Loss on change in fair market value of ARS and put option, net	(31)	(295)
Income (loss) before income taxes	177	(33,800)
Income tax expense	133	482
Net income (loss)	44	(34,282)
Income allocated to noncontrolling interests	(62)	—
Net loss allocable to common shareholders	$(18)	$(34,282)

Basic net loss per share	$0.00	$(1.52)
Weighted average shares used to compute net loss allocable to common shareholders per share – basic	22,577,266	22,509,304
Diluted net loss per share	$0.00	$(1.52)
Weighted average shares used to compute net loss allocable to common shareholders per share – diluted	22,577,266	22,509,304

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity	Comprehensive loss
Balance, December 31, 2008	$225	$269,365	$(110,633)	$(2,421)	$156,536	$(108,520)
Loss on currency translation adjustments	—	—	—	(925)	(925)	(925)
Unrealized loss on short-term investments	—	—	—	(157)	(157)	(157)
Share-based compensation expense	—	5,364	—	—	5,364	—
Option exercises	—	70	—	—	70	—
Employee stock purchase plan	1	328	—	—	329	—
Income allocated to noncontrolling interest	—	—	(61)	—	(61)	(61)
Net loss	—	—	(31,018)	—	(31,018)	(31,018)
Balance, December 31, 2009	226	275,127	(141,712)	(3,503)	130,138	(32,161)
Loss on currency translation adjustments	—	—	—	(602)	(602)	(602)
Unrealized loss on short-term investments	—	—	—	(118)	(118)	(118)
Share-based compensation expense	—	1,291	—	—	1,291	—
Option exercises	—	102	—	—	102	—
Employee stock purchase plan	—	96	—	—	96	—
Income allocated to noncontrolling interest	—	—	(62)	—	(62)	(62)
Net income	—	—	44	—	44	44
Balance, March 31, 2010 (unaudited)	$226	$276,616	$(141,730)	$(4,223)	$130,889	$(738)

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$44	$(34,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,036	3,228
Loss on disposal of property and equipment	34	—
Loss on change in fair market value of ARS and put option, net	31	295
Goodwill impairment charge	—	33,329
Share-based compensation expense	1,291	1,245
Amortization of deferred financing costs	—	75
Bad debt recoveries	(41)	(45)
Deferred income tax expense (benefit)	143	(825)
Changes in assets and liabilities, net of business combinations
Accounts and unbilled receivables	1,362	5,239
Prepaid expenses and other current assets	(1,859)	(1,083)
Income taxes receivable	74	36
Other long-term assets	(821)	332
Accounts payable	(80)	(715)
Accrued compensation and other accrued liabilities	(523)	(338)
Commissions payable	460	(180)
Deferred revenue	4,655	2,569
Net cash provided by operating activities	8,806	8,880

Cash flows from investing activities
Capitalized software and purchases of property and equipment	(3,581)	(2,997)
Purchase of available-for-sale securities	(730)	(845)
Sale of available-for-sale securities	2,255	1,203
Sale of trading securities	4,050	1,150
Acquisitions and variable interest entity, net of cash acquired	(1,635)	(1,730)
Net cash provided by (used in) investing activities	359	(3,219)

Cash flows from financing activities
Repayments of notes payable	(9)	(8)
Repayment of capital lease obligations	(54)	(53)
Proceeds from common stock issued through Employee Stock Purchase Plan	96	78
Net proceeds from option exercises	102	—
Net cash provided by financing activities	135	17

Effect of exchange rate changes on cash and cash equivalents	(219)	(375)
Net increase in cash and cash equivalents	9,081	5,303
Cash and cash equivalents at beginning of period	29,221	21,742
Cash and cash equivalents at end of period	$38,302	$27,045

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$4	$15
Income taxes	$272	$925

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

2. Summary of Significant Accounting Policies

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” to codify in ASC 105, “Generally Accepted Accounting Principles,” FASB Statement 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which was issued to establish the Codification as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities. The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has revised its references to pre-Codification GAAP and noted no impact on the financial condition or results of operations of the Company.

The accompanying consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three months ended March 31, 2010 and 2009 have been made.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ended December 31, 2010 or for any other interim period.  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2009.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Kenexa Corporation and its subsidiaries and Variable Interest Entity as described in Footnote 5 – Variable Interest Entity in the Notes to Consolidated Financial Statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.  Reclassifications to the March 31, 2009 consolidated cash flow statement include a transfer of $15 relating to accounts and unbilled receivables to bad debt recoveries.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, short-term investments, put option and accounts payable at March 31, 2010 and December 31, 2009 approximate fair value of these instruments.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable and the UBS Settlement Agreement. Credit risk arising from receivables is mitigated due to the large number of customers comprising the Company's customer base and their dispersion across various industries.  The Company does not require collateral.  The customers are concentrated primarily in the Company's U.S. market area.  At March 31, 2010 and December 31, 2009, there were no customers that represented more than 10% of the net accounts receivable balance.  For the three months ended March 31, 2010 and 2009, there were no customers that individually exceeded 10% of the Company's revenues.

As discussed in Footnote 3 – Investments of the Notes to the Consolidated Financial Statements, the Company has the right to sell its auction rate securities back to UBS AG.  The ability of the Company to sell those securities is dependent on the liquidity of UBS at the time of the sale.

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

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks totaled $17,736 and $7,994 and represented 46.3% and 27.4% of our total cash and cash equivalents balance at March 31, 2010 and December 31, 2009, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. The operations of the variable interest entity in China are translated from Chinese renminbis, which is approximately 6.8 renminbis to one U.S. dollar. The related translation adjustments are reported in the shareholders' equity section of the balance sheet and resulted in a net reduction in shareholders' equity of $602 and $925 for the periods ended March 31, 2010 and December 31, 2009, respectively.  The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Comprehensive loss

Comprehensive loss consists of net gains and losses on foreign currency translations, net unrealized gains and losses on available-for-sale investment securities, net income allocated to noncontrolling interests and reported net income or loss and is reported on the accompanying consolidated statement of shareholders' equity.  Comprehensive loss as of March 31, 2010 and 2009 was $738 and $36,669, respectively.

Investments

Investments at March 31, 2010 and December 31, 2009 include floating rate letter of credit backed securities, municipal bonds and auction rate securities.  The maturities of these securities may range from 1 day to approximately 1 year and are rated A, AA and AAA by various rating agencies.  Certain investments are recorded at fair value based on current market rates and are classified as available-for-sale.  Changes in the fair value are included in accumulated other comprehensive loss in the accompanying consolidated financial statements.  Other investments, which include auction rate securities are recorded at fair value using a discounted cash flow model and are classified as trading securities.  Changes in the fair value are included in the statement of operations in the accompanying consolidated financial statements.  Both the cost and realized gains and losses of these securities are calculated using the specific identification method.

Investment income

Investment income includes changes in the fair value of auction rate securities and put option related to the UBS Settlement Agreement.  See Footnote 3 – Investments of the Notes to Consolidated Financial Statements for further details.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Software Developed for Internal Use

In accordance with FASB ASC 605, “Revenue Recognition-Multiple Element Arrangements,” the Company applies FASB ASC 350, “Intangibles-Goodwill and Other, Internal-Use Software.”  The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.  Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in these consolidated financial statements.

The Company capitalized internal-use software costs for the three month period of March 31, 2010 and the year ended December 31, 2009 of $2,658 and $9,665, respectively. Amortization of capitalized internal-use software costs for the three months ended March 31, 2010 and 2009 was $1,509 and $546, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Prepaid expenses	$5,833	$4,845
Deferred implementation costs	2,407	2,096
UBS Settlement Agreement	968	1,374
Other current assets	636	113
Total current assets	$9,844	$8,428

    Deferred implementation costs represent internal payroll and other costs incurred in connection with the configuration of the sites associated with our internet hosting arrangements.   Prior to our adoption of ASU 2009-13 on January 1, 2010 (see revenue recognition accounting policy for implementation service revenue), these costs were deferred over the implementation period which precedes the hosting period, typically three to four months, and were expensed ratably when the hosting period commences, typically four to five years.  The remaining deferred costs at March 31, 2010 relate to implementations which commenced prior to the adoption of ASU 2009-13 and will continue to be deferred until such time as the hosting or license period for those specific contracts commences, at which time these costs will be expensed over the hosting period in accordance with our previous accounting policy.  Implementation costs related to contracts signed or modified after January 1, 2010, our date of adoption of ASU 2009-13, will be expensed as incurred to be consistent with our new accounting policy related to implementation service revenue.  During the three months ended March 31, 2010, approximately $481 of previously deferred costs were expensed as the implementation revenue related to that contract is now being recognized in accordance with our new revenue recognition policy as a material modification of that contract also occurred during the quarter.

Other Long-Term Assets

Other long-term assets as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Acquisition related escrow balances (1)	$1,331	$1,397
Security deposits	1,574	1,529
Deferred implementation costs	6,140	6,263
Other long-term assets	1,076	214
Total other long-term assets	$10,121	$9,403

(1)	Upon completion of the escrow term and settlement of any outstanding claims, all remaining escrow balances are reclassified to additional purchase price consideration for the respective acquisition.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)
Goodwill

Since 2002, the Company has recorded goodwill in accordance with the provisions of FASB ASC, 350, “Intangibles-Goodwill and Other,” which discontinued the amortization of existing goodwill and instead requires the Company to annually review the carrying value of goodwill for impairment. Prior to 2007, the Company evaluated the carrying value of its goodwill under two reporting units within its single segment.  During 2007, the Company combined those two reporting units into a single reporting unit to be in alignment with its organizational and management structure which was evaluated and restructured as part of the integration of our acquired businesses.  As a result, in 2007 and 2008 goodwill was evaluated at the enterprise or Company level.  Following its investment in the variable interest entity in China in 2009, the Company reverted back to evaluating the carrying value of goodwill under two reporting units within a single segment.  The Company conducted its 2009 annual evaluation of goodwill for impairment and determined that there was no impairment at October 1, 2009.  The Company determined there was no triggering event at December 31, 2009 and March 31, 2010 which could require an interim impairment analysis.

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

The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes and escrow adjustments, acquisitions and impairment charges, for the period ended March 31, 2010 and the year ended December 31, 2009 are as follows:

Balance as of December 31, 2008	$32,366
Acquisitions or adjustments:
Impairment charge	(33,329)
StraightSource	125
HRC Human Resources Consulting GmbH	215
Quroum International Holdings Limited	2,315
Shanghai Runjie Management Consulting Company (variable interest equity)	1,512
Balance as of December 31, 2009	$3,204
HRC Human Resources Consulting GmbH	(12)
Quroum International Holdings Limited	457
Shanghai Runjie Management Consulting Company (variable interest equity)	15
Balance as of March 31, 2010	$3,664

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management's judgment and historical experience. At March 31, 2010 and December 31, 2009, self-insurance accruals totaled $449 and $556, respectively.  Management continuously reviews the adequacy of the Company's stop loss insurance coverage. Material differences may result in the amount and timing of health insurance expense if actual experience differs significantly from management's estimates.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription revenue for solutions, which is comprised of subscription fees from customers accessing the Company’s on-demand software, consulting services, outsourcing services and proprietary content, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete professional services. Because the Company provides its solutions as a service, the Company follows the provisions of FASB ASC 605-10, “Revenue Recognition” and FASB ASC 605-25 “Multiple Elements Arrangements.”  We recognize revenue when all of the following conditions are met:

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

The Company records expenses billed to customers in accordance with FASB ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and certain telecommunication costs. For the three months ended March 31, 2010 and 2009 reimbursed expenses totaled $473 and $530, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Pursuant to the transition rules contained in Accounting Standards Update 2009-13 (“ASU 2009-13”), “Multiple Deliverable Revenue Arrangements,” the company elected to early adopt the provisions included in the amendment effective January 1, 2010.

 Based upon a review of its applicant tracking system (“ATS”) arrangements the Company determined that implementation services, previously combined with hosting fees as one unit of accounting, now qualify as a separate unit of accounting.  This new approach is supported by existence of the Company’s estimated selling prices for all of its deliverables within an ATS arrangement and the assertion that the delivered items within these arrangements, i.e. the implementation services, have standalone value.  Under these arrangements, contract consideration will be allocated to each deliverable using the relative selling price method.  As a result of this adoption, implementation revenue previously recognized over the license term, will be recognized in the period the service is provided which corresponds to value delivered to the customer.

In addition to modifying revenue recognition for ATS arrangements, the new guidance contained in ASU 2009-13 permits the Company to unbundle multiple products within an arrangement using the relative selling price method.   Previously, these deliverables were treated as one unit of accounting with revenue under these arrangements being deferred until all products, for which the Company lacked objective evidence of fair value, were delivered.  Under the new guidance, total consideration will be allocated to each product based using the relative selling price method and recognized as each product is delivered to the customer.  In addition, the new guidance prohibits the use of the residual method for determining the value of delivered element.

Based upon a preliminary analysis the Company has determined that the adoption of ASU 2009-13 will not have a material impact on the financial statements after the initial adoption.  This conclusion is based in part on the following facts:

•	Revenue that would have been recognized through March 31, 2010 if the related arrangements entered into or materially modified after the effective date were subject to the measurement requirements of FASB ASC 605-25, “Multiple Element Arrangements,” would have been $729 or 1.8% less than currently reported revenue of $39,664, for the three months ended March 31, 2010.

•
 Revenue that would have been recognized in the year before the year of adoption if the arrangements accounted for under ASC 605-25 were subject to the new measurement requirements of ASU 2009-13 would have been $20 or less than .01% greater than the reported revenue of $38,831, for the three months ended March 31, 2009.

•	Revenue recognized and deferred revenue as of and for the quarter ended March 31, 2010 from applying ASC 605-25 and ASU 2009-13:

	Revenue recognized	Deferred revenue
ASC 605-25	$38,935	$51,307
ASU 2009-13	729	3,197
Total	$39,664	$54,504

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The new revenue guidance contained in ASU 2009-13 modifies the way the Company accounts for its ATS arrangements, by allowing the Company to separate its implementation services and corresponding license fees into two separate units of accounting.  These two deliverables represent the primary elements in an ATS arrangement and are recognized upon performance or delivery of each service or product, respectively to the end customer.  The implementation services are typically earned over a three to six month period, while the license fees are recognized over a two to five year period.  These arrangements usually do not contain cancellation or refund-type provisions and may include termination for convenience clauses following a stated period of time or performance level commitments.

Multiple element arrangements consisting of multiple products are also impacted by the new revenue guidance.  Under ASU 2009-13 total consideration for an arrangement is allocated to each product using the relative selling price method and revenue is recognized upon delivery of the product or service.  Consistent with current practice, revenue may be deferred if the arrangement includes any unusual terms including extended payment terms, specified acceptance terms, or hold backs payable upon final acceptance of the product.

   The Company utilizes a pricing model for its products which considers market factors such as customer demand for its products, competitor’s pricing and the geographic regions where the products are sold.   In addition, the model considers entity-specific factors such as volume based pricing, discounts for bundled products, total contract commitment and the number of required languages for the product.  The pricing model for the individual or bundled arrangement includes a price floor amount, which provides for a 15% discount on the bundled price, and an actual quote to determine if the quote is within an acceptable range for management’s approval.  Including this final verification in the model ensures that all of the Company’s selling prices are consistent and within an acceptable range for use with the relative selling price method.

   While the pricing model, currently in use, captures all critical variables, unforeseen changes due to external market forces may result in the Company revising some of its inputs.  These modifications may result in the consideration allocation differing from the one presently in use.  Absent a significant change in the pricing inputs or the way in which the industry structures its deals, future changes in the pricing model are not expected to materially affect the Company’s allocation of arrangement consideration.

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

 Earnings (Loss) Per Share

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
Common stock equivalents of stock options issued and outstanding were excluded in the computation of diluted earnings per share for the periods ended March 31, 2010 and 2009 since their effect was antidilutive.  A summary of the computation is presented in the table below.

Basic and diluted earnings (loss) per share are computed as follows:

	Three months ended March 31,
	2010	2009
Numerator:
Net loss allocable to common shareholders	$(18)	$(34,282)

Denominator:
Weighted average shares used to compute net loss allocable to common shareholders per common share - basic	22,577,266	22,509,304
Effect of dilutive stock options	—	—
Weighted average shares used to compute net loss allocable to common shareholders per common share – dilutive	22,577,266	22,509,304

Basic net loss per share	$0.00	$(1.52)

Diluted net loss per share	$0.00	$(1.52)

Total antidilutive stock options issued and outstanding	2,297,956	2,932,056

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Share-based Compensation Expense

On January 1, 2006, the Company adopted FASB ASC 718, “Compensation-Stock Compensation,” using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006.  Following the adoption the Company recognized the cost of previously granted share-based awards under the straight-line basis over the remaining vesting period.  The compensation expense for new share-based awards with a service condition that cliff vest, is recognized on a straight-line basis over the award’s requisite service period.  For those awards with a service condition that have graded vesting, compensation expense is calculated using the graded-vesting attribution method.   This method entails recognizing expense on a straight-line basis over the requisite service period for each separately vesting portion as if the grant consisted of multiple awards, each with the same service inception date but different requisite service periods.  This method accelerates the recognition of compensation expense.  In accordance with FASB ASC 18, the pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method.

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

Adoption of new accounting pronouncements

In June 2009, the FASB issued new accounting guidance for variable interest entities. This guidance was codified under ASU 2009-17 in December 2009 and includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a variable interest entity (“VIE”), which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE. The new guidance is effective for annual reporting periods that begin after November 15, 2009 and applies to all existing and new VIEs. The Company adopted ASU 2009-17 in 2010 and the adoption did not have a material impact on the Company's financial statements.

Effective October 2009, we adopted the Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force,” which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010.

Effective July 1, 2009, we adopted “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Adoption of new accounting pronouncements (continued)

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

   In April 2009, the FASB amended ASC 805 “Business Combinations,” which established a model to account for certain pre-acquisition contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in ASC 450, “Contingencies”. In the first quarter of 2009, we adopted ASC 805 and will apply its provisions when applicable.

   In December 2007, the FASB issued ASC 810-10, “Consolidation-Overall,” and ASC 805, “Business Combinations.”  Changes for business combination transactions pursuant to ASC 805 include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to ASC 810-10 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders' equity and the elimination of "minority interest" accounting in results of operations. ASC 805 is required to be adopted and was effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 805 and ASC 810-10 impacted the Company’s accounting related to the consolidation of its variable interest entity in 2009 and will impact the accounting for the Company's future acquisitions.

New Accounting Pronouncements

In March 2010 the EITF Task Force reached a consensus on EITF Issue No. 08-9, “Milestone Method of Revenue Recognition,” which permits the use of the milestone method as a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  In order to meet the definition of substantive, the milestone would have to 1) be commensurate  with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, 2) have to relate solely to past performance, and 3) should be reasonable relative to all deliverables and payment terms in the arrangement.  If ratified by the FASB, the new guidance would be effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted.  The Company is currently evaluating the impact of adopting this new guidance.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments

The following is a summary of our short-term investments at March 31, 2010 and December 31, 2009:

As of March 31, 2010:

	Cost	Unrealized gain (loss)	Accrued interest	Fair market value
Available for Sale securities
Municipal securities	$14,130	$(118)	$—	$14,012
Trading Securities
Auction rate securities	9,864	376	—	10,240
Total short-term investments	$23,994	$258	$—	$24,252

As of December 31, 2009:

	Cost	Unrealized gain (loss)	Accrued interest	Fair market value
Available for Sale securities
Municipal securities	$15,627	$(89)	$118	$15,656
Trading Securities
Auction rate securities	13,737	177	—	13,914
Total short-term investments	$29,364	$88	$118	$29,570

Unrealized gains and losses from fixed-income, available for sale securities are primarily attributable to changes in interest rates.  The Company does not believe any unrealized losses represent an other-than-temporary impairment based on the evaluation of available evidence as of March 31, 2010.  For the periods ended March 31, 2010 and December 31, 2009, contractual maturities of our short-term investments were one year or less.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments (continued)

During the three months ended March 31, 2010, the Company redeemed two tax exempt auction rate securities (“ARS”), partially redeemed three ARS and continued to experience failed auctions for the remaining seven ARS issues with a fair value of $10,239.  Seven of these ARS are guaranteed by the Family Federal Educational Loan Program with the remainder being insured by private issuers.  Due to the ability to liquidate the ARS issues within the next twelve months and the put option, the Company included these investments in its short-term investments as of March 31, 2010.  These securities will continue to accrue interest at the contractual rate and will be auctioned every 90 days until sold.

   Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, the Company entered into an agreement (the “UBS Settlement Agreement”) with UBS AG which provided (1) the Company with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, and  (2) the Company, the right to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012.  Following the execution of the UBS Settlement Agreement, the Company determined that it no longer had the intent to hold the ARS until either the maturity or recovery of the ARS market. Based upon this unusual circumstance related to the execution of the UBS Settlement Agreement, the Company transferred these investments from available-for-sale to trading securities and began recording the change in fair value of the ARS as gains or losses in current statement of operations.  As of March 31, 2010, the auction rate securities, which were acquired through UBS AG, had a par value of $11,250.

   Contemporaneous with the determination to transfer the ARS to trading securities, the Company elected to measure the value of its option to put the securities (“put option”) to UBS AG under the fair value option of ASC 825, “Financial Instruments”.  As a result, the Company recorded at December 31, 2008 a non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2,219.  At December 31, 2009 the put option’s estimated fair value decreased to $1,374.  At March 31, 2010, the put option’s estimated fair value decreased to $968, resulting in a non-operating loss of $407 for the three months ended March 31, 2010.  The estimated fair value of the put option as of March 31, 2010 was based in part on an expected life of three months and a discount rate of 0.75%.  In June 2009, due to our ability to exercise our put option within the next twelve months, we reclassified the estimated fair value of the put option to other current assets on the consolidated balance sheet.

   Based upon the results of the discounted cash flow analysis, the Company determined that the fair value of its investment in ARS should be discounted approximately $2,219 to $16,513 at December 31, 2008, with any other-than temporary impairment in the fair value of the ARS  offset substantially by the fair value recognized for the rights provided in the settlement agreement.  As a result of the transfer of the ARS from available-for-sale to trading investment securities noted above, the Company also recorded a non-operating gain for the twelve months ended December 31, 2009 of approximately $833. The recording of the loss relating to the decrease in the fair value of the put option of $407 and the recognition of the gain in the ARS of $376 resulted in an overall net loss of approximately $31 for the three months ended March 31, 2010.

   The Company adjusted the fair value of its ARS investment portfolio using a discounted cash flow model to determine the estimated fair value of its ARS investments as of March 31, 2010.  The ranges of assumptions used in preparing the discounted cash flow model include level three inputs, as defined in ASC 825, and are presented in the following table:

	Minimum	Maximum
Maximum auction rate (interest rate)	0.5%	2.1%
Liquidity risk premium	4.0%	5.0%
Probability of earned maximum rate until maturity	0.01%	0.2%
Probability of default	1.4%	20.41%

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments (continued)

The Company has investments that are valued in accordance with the provisions of ASC 820, “Fair Value Measurements and Disclosure”. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820, Fair Value Measurements and Disclosure establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 - Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.
•	Level 2 - Valuations based inputs on other than quoted prices included within level 1, for which all significant inputs are observable, either directly or indirectly.
•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The estimated fair value of the Company’s municipal investments on March 31, 2010 and December 31, 2009 of $14,012 and $15,656, respectively, was determined based upon quoted prices in active markets for identical assets or Level 1 inputs.  The estimated fair value of the Company’s auction rate securities on March 31, 2010 and December 31, 2009 of $10,240 and $13,914, respectively, was determined based upon significant unobservable inputs or Level 3 inputs.

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended March 31, 2009 is presented below:

Auction rate securities
Balance at December 31, 2008	$16,513
Net realized gains included in earnings	267
Settlements	(1,307)
Balance at March 31, 2009	$15,473

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended March 31, 2010 is presented below:

Auction rate securities
Balance at December 31, 2009	$13,914
Net realized losses included in earnings	376
Settlements	(4,050)
Balance at March 31, 2010	$10,240

Based on the size of this investment, the Company’s ability to access cash and other short-term investments, and expected operating cash flows, the Company does not anticipate the illiquidity of this investment will affect its operations

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions

Quorum International Holdings Limited

On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27,950, in cash, of which $19,753 was paid in April 2008 and $8,197 was paid in July 2008.  The total cost of the acquisition, including legal, accounting, other professional fees and additional consideration of $2,873, was approximately $30,823, including acquired intangibles of $8,633, with estimated useful lives between 3 and 10 years.  In addition, the acquisition agreement contains an earnout provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010.  Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement.  Pursuant to FASB ASC 805, “Business Combinations,” the Company accrues contingent purchase consideration when the outcome of the contingency is determinable beyond a reasonable doubt.  Based upon the results for the twelve month period through June 30, 2009, it was determined that an earnout payment was due to the former shareholders of Quorum and as such, the additional consideration of $1,167 was accrued for in the financial statements at December 31, 2009.  During the first quarter of 2010 additional consideration of $468 was determined payable.  The total consideration of $1,635 was paid in cash during the first quarter of 2010.  In addition, as of March 31, 2010, the June 30, 2010 earnout amount was substantially uncertain, and, as such, the estimated earnout range is not possible to disclose.  The Company evaluates the earnout provisions contained in the acquisition agreement at each financial statement reporting date.  In connection with the acquisition, €500 or approximately $675, of the purchase price was deposited into an escrow account and recorded in other long-term assets, to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement.  The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of Quorum.  The Company is currently evaluating that status of any claims and the amounts to be withheld from the escrow account. The Company expects that the acquisition of Quorum will broaden its presence in the global recruitment market.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.   Quorum’s results of operations were included in the Company’s consolidated financial statements beginning on April 2, 2008.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Variable Interest Entity

On January 20, 2009, the Company entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China.   In conjunction with the agreement, the Company paid $1,337 to provide an initial equity contribution and to compensate the former owners of R and J, who transferred their existing business into a new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”).   The initial payment provided the Company with a 46% ownership in the variable interest entity, and a presence in China’s human capital management market.   The former owners of R and J are required to transfer 1% additional ownership interests (in 1% increments up to 49% over a two year period), with consideration to be paid by the Company based upon adjusted EBITDA, as defined in the agreement.  In the fourth quarter of 2009, based upon the 2008 operating results for R and J, the Company paid an additional $206 for an additional 1% ownership interest in the variable interest entity.   At December 31, 2009 and March 31, 2010, the Company had a 47% ownership interest in the variable interest entity.

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

Under the terms of the variable interest entity agreement, the Company has the right to acquire R and J’s remaining interest in the variable interest entity at any time after the earlier of the termination of the general manager’s employment by the variable interest entity or during the first three months of any calendar year beginning on or after January 1, 2013 (call rights).  The purchase price for the remaining ownership interest is based upon the outstanding ownership interest multiplied by the sum of the amount of free cash flow plus four and one half times the Adjusted EBITDA, as defined in the agreement. R and J may also require the Company to purchase its interest in the variable interest entity at any time after the earlier of the Company’s acquisition of more than fifty percent of the variable interest entity or January 1, 2011 (put rights).

In accordance with ASC 810, “Variable Interest Entities,” the new entity qualified for consolidation as it was determined to be a variable interest entity and the Company as its primary beneficiary.   The determination of the primary beneficiary was based, in part, upon a qualitative assessment which included the Company’s commitment to finance the variable interest entity’s ongoing operations, the level of involvement in the variable interest entity’s operations, the use of the Company’s brand by the variable interest entity, and the lack of equity “at risk” by R and J given its put rights.  The variable interest entity is consolidated in the Company’s financial statements because of the Company’s implicit guarantee to provide financing and as well as its significant involvement in the day-to-day operations.   The equity interests of R and J not owned by the Company are reported as a noncontrolling interest in the Company’s December 31, 2009 and March 31, 2010 accompanying consolidated balance sheet.  All inter-company transactions are eliminated.  See Footnote 2 – Summary of Significant Accounting Policies Principles of Consolidation for additional details.

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

Pursuant to ASC 480 “Distinguishing Liabilities from Equity” (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities,” due to the put rights included in the agreement, the Company has presented the estimated fair value of R and J’s 53% ownership interest in the variable interest entity amounting to $1,393 at March 31 31,2010 in noncontrolling interest and classified the amount as mezzanine equity (temporary equity) on the consolidated balance sheet.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation and amortization as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Equipment	$18,129	$17,748
Software	30,227	28,397
Office furniture and fixtures	2,436	2,455
Leasehold improvements	2,764	2,735
Land	741	714
Building	8,162	7,828
Software in development	4,240	3,083
Total property, equipment and software	66,699	62,960
Less accumulated depreciation and amortization	29,089	26,093
Total property, equipment and software, net of accumulated depreciation and amortization	$37,610	$36,867

Depreciation and amortization expense is excluded from cost of revenues.  Equipment and office furniture and fixtures included assets under capital leases totaling $2,608 and $2,621 at March 31, 2010 and December 31, 2009, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $3,115 and $2,145 for the three months ended March 31, 2010 and 2009, respectively.

Pursuant to FASB ASC 360, “Property, Plant and Equipment,” the Company reviewed its fixed assets and determined that the fair value exceeded the carrying value, and therefore did not record any fixed asset impairment as of March 31, 2010.

7. Other Accrued Liabilities

            Other accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
Accrued professional fees	$910	$1,031
Straight line rent accrual	1,987	2,084
Other taxes payable	219	118
Income taxes payable	1,903	837
Other liabilities	1,173	1,139
Contingent purchase price	—	1,167
Total other accrued liabilities	$6,192	$6,376

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

9.  Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate.  The 2010 effective tax rate is estimated to be lower than the 35% statutory U.S. Federal rate primarily due to anticipated earnings in subsidiaries outside the U.S. in jurisdictions where the effective rate is lower than in the U.S. and tax exempt interest income.

On January 1, 2007, we adopted the FASB ASC 740, “Income Taxes,” which clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Our policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations.  Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

During the three months ended March 31, 2010, the valuation allowance increased by $115 from $7,460 at December 31, 2009 to $7,575 as management continues to believe based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Equity

Rollforward of Shares

      The Company’s common shares issued for the three months ended March 31, 2010 and the year ended December 31, 2009 are as follows:

Class A Common Shares

December 31, 2008 ending balance	22,504,924
Stock option exercises	14,747
Employee stock purchase plan	42,212
December 31, 2009 ending balance	22,561,883
Stock option exercises	21,851
Employee stock purchase plan	10,188
March 31, 2010 ending balance	22,593,922

Refer to the accompanying consolidated statements of shareholders' equity and this note for further discussion.

Stock and Voting Rights

Undesignated Preferred Stock

The Company has 10,000,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at March 31, 2010 or December 31, 2009. These shares have preferential rights in the event of liquidation and payment of dividends.

Common Stock

At March 31, 2010 and December 31, 2009, the Company had 100,000,000 authorized shares of common stock.  At March 31, 2010 and December 31, 2009, shares of common stock outstanding were 22,593,922 and 22,561,883, respectively.  Each share of common stock has one-for-one voting rights.

Authorized but not issued shares

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock, of which 1,125,651 shares were repurchased at an aggregate cost of $20,429 as of December 31, 2008.  These shares were restored to original status prior to December 31, 2008 and accordingly are presented as authorized but not issued.  The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.  As of December 31, 2008 the amount of shares available for repurchase under the stock repurchase plan was 1,874,349.  No repurchases were or have been made under the stock repurchase plan from January 1, 2009 to March 31, 2010.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans

Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Company’s Board of Directors (the “Board”) in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options, restricted stock and restricted stock units to employees and directors at the discretion of the Board or a committee of the Board.  The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”).  The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company.  Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan expire between the fifth and tenth anniversary of the date of grant and generally vest on the third anniversary of the date of grant.  Unexercised stock options may expire up to 90 days after an employee's termination for options granted under the 2000 Option Plan.

As of March 31, 2010, there were options and restricted stock to purchase 3,590,356 and 85,000, respectively, shares of common stock outstanding under the 2005 Option Plan.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options and restricted stock granted under the 2005 Option Plan.  As of March 31, 2010, there were a total of 508,206 shares of common stock not subject to outstanding options and restricted stock and available for issuance under the 2005 Option Plan.

FASB ASC 718, “Compensation-Stock Compensation”, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  In 2010 and 2009, the fair value of each grant was estimated using the Black-Scholes valuation model.  Expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options.  The estimated forfeiture rate was based upon an analysis of historical data.   The risk-free rate was based on U.S. Treasury zero coupon bond yields for periods commensurate with the expected term at the time of grant.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

The following table provides the assumptions used in determining the fair value of service based awards for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

	Quarter ended March 31, 2010 Service based awards	Year ended December 31, 2009 Service based awards
Expected volatility	63.38%	62.70 – 69.38%
Expected dividends	0	0
Expected term (in years)	6.25	3 - 6.25
Risk-free rate	3.27%	1.36 - 3.09%

            A summary of the status of the Company’s stock options and restricted stock as of March 31, 2010 and December 31, 2009 and changes during the period then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares Available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2008	1,732,506	2,487,654	$17.33	447,854	$14.01
Granted – options	(756,000)	756,000	6.12	—	—
Exercised	—	(14,747)	4.72	—	—
Forfeited or expired	55,000	(55,000)	22.76	—	—
Balance at December 31, 2009	1,031,506	3,173,907	$14.63	696,407	$17.68
Granted – options	(443,500)	443,500	10.50	—	—
Granted – restricted stock	(85,000)	85,000	—	—	—
Exercised	—	(21,851)	4.69	—	—
Forfeited or expired	5,200	(5,200)	24.39	—	—
Balance at March 31, 2010	508,206	3,675,356	$13.84	1,196,906	$20.65

The total intrinsic value of options and restricted stock outstanding, exercisable and exercised for and during the three months ended March 31, 2010 was $14,494 and $1,905 and $126, respectively.  The weighted average fair value for options and restricted stock granted during the three months ended March 31, 2010 and the year ended December 31, 2009 was $7.11 and $3.50, respectively.  The weighted average remaining contractual term of options and restricted stock outstanding and exercisable at March 31, 2010 was 5.98 and 3.28 years, respectively.

Between January 1, 2010 and March 31, 2010, the Company granted to certain employees and officers options to purchase an aggregate of 443,500 shares of the Company's common stock at prevailing market price of $10.50 per share.

On February 17, 2010, the Company granted to certain executive officers shares of restricted stock in aggregate of 85,000 shares, which will vest 25% per year on each of February 17, 2011, February 17, 2012, February 17, 2013 and February 17, 2014.  In the event the certain executive officer ceases to be an employee before these shares are fully vested, the unvested restricted shares units will be forfeited to the Issuer. The grant date fair value of the restricted stock was $10.50 per share.

Between January 1, 2009 and December 31, 2009, the Company granted options to certain employees, officers and non-employee directors options to purchase an aggregate of 756,000 shares of the Company's common stock at a weighted exercise price of $6.12 per share. The Company granted the options at prevailing market prices ranging from $4.74 to $13.38 per share.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

A summary of the status of the Company’s unvested stock options and restricted stock for the periods ended March 31, 2010 and December 31, 2009 is presented below:

Nonvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2008	2,039,800	$8.24
Granted – options	756,000	3.50
Vested	(279,000)	9.21
Forfeited or expired	(39,300)	11.11
Nonvested at December 31, 2009	2,477,500	6.34
Granted – options	443,500	6.46
Granted – restricted stock	85,000	10.50
Vested	(522,750)	10.43
Forfeited or expired	(4,800)	11.51
Nonvested at March 31, 2010	2,478,450	$5.63

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

The following table shows total share-based compensation expense included in the accompanying Consolidated Statement of Operations:

	Three months ended March 31,
	2010	2009
Cost of revenue	$84	$110
Sales and marketing	290	239
General and administrative	820	808
Research and development	97	88
Pre-tax share-based compensation	1,291	1,245
Income tax benefit	—	—
Share-based compensation expense, net	$1,291	$1,245

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the Nasdaq National Market, LLC on the offering date.  We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with FASB ASC 718 and requires no compensation expense to be recognized.  Shares of our common stock purchased under the employee stock purchase plan were 10,188 and 42,212 for the periods ended March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010 the shares of common stock available to purchase under the employee stock purchase plan were 410,307.

13.  Related Party Transactions

One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the three months ended March 31, 2010 and 2009, the Company paid Pepper Hamilton LLP, net of insurance coverage, $258 and $27, respectively, for general legal matters.   The increase in payments to Pepper Hamilton LLP for the three months ended March 31, 2010 as compared to previous years resulted from our class action suits.  The amount payable to Pepper Hamilton as of March 31, 2010 and December 31, 2009 was $272 and $202, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

14. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three months ended March 31, 2010 and 2009.

	For the three months ended March 31,
	2010		2009
Country	Amount	Percent of Revenues	Amount	Percent of Revenues
United States	$30,818	77.7%	$32,520	83.7%
United Kingdom	2,634	6.6%	2,238	5.8%
Other European Countries	1,720	4.4%	1,577	4.1%
Other	1,536	3.9%	1,055	2.7%
Germany	1,077	2.7%	928	2.4%
China	907	2.3%	—	0.0%
Canada	635	1.6%	41	0.1%
The Netherlands	337	0.8%	472	1.2%
Total	$39,664	100.0%	$38,831	100.0%

The following table summarizes the distribution of assets by geographic region as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$158,936	77.3%	$161,351	79.7%
United Kingdom	13,192	6.4%	14,125	7.0%
India	11,714	5.7%	9,943	4.9%
Ireland	11,495	5.6%	4,182	2.1%
China	2,999	1.4%	2,962	1.5%
Germany	2,606	1.3%	4,381	2.2%
Canada	2,489	1.2%	2,574	1.3%
Other	2,229	1.1%	2,825	1.3%
Total	$205,660	100.0%	$202,343	100.0%

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

   We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2009, we had a customer base of approximately 4,900 companies, including approximately 170 companies on the Fortune 500 list published in May 2009. Our customer base includes companies that we billed for services during the 12 months ended December 31, 2009 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $21.6 million or 54.4% of our total revenue for the three months ended March 31, 2010.

   Our customers typically purchase multi-year subscriptions which provide us with a recurring revenue stream.  During the three months ended March 31, 2010 and year ended December 31, 2009, our customers renewed approximately 82% and 80%, respectively, of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal.  This renewal rate provides us with a strong base of recurring revenue. We believe that our strong customer relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing customers and to achieve greater penetration within an organization. We expect to continue to create innovative programs designed to provide our employees with strong incentives to maximize the value we provide to each of our customers and as the business environment improves we expect renewal rates to improve to our historical renewal rate of approximately 90% from a long-term perspective.
In March 2010, with a slight drop in the unemployment rate and a recent increase interest in our product offerings, some of the uncertainties surrounding our business began to lessen.  In light of these two factors, we are now cautiously optimistic in the short term and more optimistic in the intermediate to longer term around our prospects for continue growth.  However, given the fragility of the economic recovery the timing of this anticipated growth continues to be extremely difficult to predict.  We continue to believe that, by optimizing our internal resources for the changing business conditions, we can minimize these adverse effects and emerge from this economic crisis with a return to our historic operating margins.

2. Recent Events

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

Our customers primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our customers have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled.  Due to the current economic slowdown, a greater number of our customers are delaying or seeking to revise the terms and conditions of our service agreements.  As a result, during the three months ended March 31, 2010 and year ended December 31, 2009 our customers renewed approximately 82% and 80%, respectively, of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal during the period rather than our historical renewal rate of approximately 90%.  As the business environment improves we expect renewal rates to improve to the 90% range from a long-term perspective.

Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met.  As of March 31, 2010, deferred revenue increased by $4.5 million or 9.1% to $54.5 million from $50.0 million at December 31, 2009.  The increase in deferred revenue is a result of the increase in sales of our multiple elements or bundled arrangements.  We generally price our solutions based on the number of software applications and services included and the number of customer employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

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

For the three months ended March 31, 2010, approximately 77.7% of our total revenue was derived from sales in the United States. Revenue that we generated from customers in the United Kingdom, Germany and China was approximately 6.6%, 2.7% and 2.3%, respectively, for the three months ended March 31, 2010. Revenue for all other countries amounted to an aggregate of 10.7%. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the quarter ended March 31, 2010.

4. Key Performance Indicators

            The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands (other than percentages):

	For the year ended December 31,	For the three months ended March 31,
	2009	2010	2009
		(unaudited)	(unaudited)
Total Revenue	$157,669	$39,664	$38,831
Subscription revenue as a percentage of total revenue	84.9%	83.8%	85.7%
Non-GAAP income from operations	$15,915	$2,274	$3,932
Net cash provided by operating activities	$35,320	$8,806	$8,880

	As of December 31,	As of March 31,
	2009	2010	2009
Deferred revenue	$49,964	$54,504	$41,427

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

   The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the year ended December 31,	For the three months ended March 31,
	2009	2010	2009
		(unaudited)	(unaudited)
Deferred revenue at the beginning of the year	$38,638	$49,964	$38,638
Total invoiced subscriptions during the period	145,180	37,792	36,054
Subscription revenue recognized during the period	(133,854)	(33,252)	(33,265)
Deferred revenue at end of period	$49,964	$54,504	$41,427

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

	For the year ended December 31,	For the three months ended March 31,
	2009	2010	2009
		(unaudited)	(unaudited)
(Loss) income from operations	$(29,035)	$62	$(33,568)
Share-based compensation expense	5,364	1,291	1,245
Amortization of acquired intangibles	4,475	921	1,083
Professional fees associated with variable interest entity	687	—	687
Severance expense	1,156	—	1,156
Goodwill impairment charge	33,329	—	33,329
Noncontrolling interests	(61)	—	—
Non-GAAP income from operations	$15,915	$2,274	$3,932

Our non-GAAP financial measures as set forth in the table above exclude the following:

Share-based compensation.  Share-based compensation consists of expenses for stock options and stock awards that we began recording in accordance with ASC 718 during the first quarter of 2006. Share-based compensation expenses are excluded in our non-GAAP financial measures because share-based compensation amounts are difficult to forecast. This is due in part to the magnitude of the charges which depends upon the volume and timing of stock option grants, which are unpredictable and can vary dramatically from period to period, and external factors such as interest rates and the trading price and volatility of our common stock.  We believe that this exclusion provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results for future periods with results from past periods. The dilutive effect of all outstanding options is included in the calculation of diluted earnings per share on both a GAAP and a non-GAAP basis.

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

Professional fees associated with variable interest entity.  These charges are related to our variable interest entity in China.  We believe that such exclusion facilitates comparisons to our historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

Severance expense. These charges were excluded in computing our non-GAAP income to facilitate a more meaningful comparison to the prior year’s results.

Goodwill impairment charge. We recorded a non-cash goodwill impairment charge as a result of a substantial decrease in our stock price, reflecting the impact of the unprecedented turmoil in world economies and the resultant impact on our operations.

Noncontrolling interests.   Noncontrolling interest includes income from operations due to our variable interest entity partner and is excluded from the calculation of non-GAAP net income from operations because it is unrelated to our ownership in the venture.

5. Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2010			2009
	Amount	Percent of Revenues		Amount	Percent of Revenues
Revenue:
Subscription	$33,252	83.8%		$33,265	85.7%
Other	6,412	16.2%		5,566	14.3%
Total revenue	39,664	100.0%		38,831	100.0%
Cost of revenue	13,811	34.8%		13,696	35.3%
Gross profit	25,853	65.2%		25,135	64.7%
Operating expenses:
Sales and marketing	9,640	24.3%		8,705	22.4%
General and administrative	9,831	24.8%		10,873	28.0%
Research and development	2,284	5.8%		2,568	6.6%
Depreciation and amortization	4,036	10.2%		3,228	8.3%
Goodwill impairment charge	—	—%		33,329	85.8%
Total operating expenses	25,791	65.1%		58,703	151.1%
Income (loss) from operations	62	0.1%		(33,568)	(86.4	) %
Interest income, net	146	0.4%		63	0.2%
Loss on change in fair market value of ARS and put option, net	(31)	(0.1	) %	(295)	(0.8	) %
Income (loss) before income taxes	177	0.4%		(33,800)	(87.0	) %
Income tax expense	133	0.3%		482	1.2%
Net income (loss)	44	0.1%		(34,282)	(88.2	) %
Income allocated to noncontrolling interests	(62)	(0.2	) %	—	—%
Net loss allocable to common shareholders	$(18)	(0.1	) %	$(34,282)	(88.2	) %

Revenue

Total revenue increased $0.9 million or 2.1% to $39.7 million, subscription revenue remained the same at $33.3 million and other revenue increased $0.9 million or 15.2 % to $6.4 million for the three months ended March 31, 2010, compared to the same period in 2009.  Subscription revenue represented approximately 83.8% of our total revenue for the three months ended March 31, 2010.  The increase in revenue is attributable primarily to our adoption of ASU 2009-13, which contributed $0.7 million to the increase. Deferred implementation costs recognized in connection with our adoption of ASU 2009-13 were approximately $0.5 million for the three months ended March 31, 2010.   Based upon the current market conditions, we expect our subscription-based and other revenues to increase in 2010 over the prior year due to stabilization in the unemployment rate, slightly improved business environment and continued acceptance of our talent management solutions on-demand model.

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

Cost of revenue increased by $0.1 million or 0.8% to $13.8 million during the three months ended March 31, 2010, compared to the same period in 2009. The $0.1 million increase for the three months ended March 31, 2010 was due to a reduction in severance expense of $0.7 million offset by an increase in staff  related expense of $0.8 million.  As a percentage of revenue cost of revenue decreased by 0.5% to 34.8% for the three months ended March 31, 2010, compared to the same period in 2009.

Sales and Marketing Expense

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

Sales and marketing expense increased $1.0 million or 10.7 % to $9.7 million during the three months ended March 31, 2010, compared to the same period in 2009. The $1.0 million increase for the three months ended March 31, 2010 was due primarily to increased staff and staff related expense and travel expense which totaled $1.2 million, partically offset by a $0.2 decrease in severance expense.    In addition, third party consultants and marketing expense of $0.5 million was offset by a decrease in bonus expense of $0.5 million compared to the same period in 2009.  As a percentage of revenue, sales and marketing expense increased from 22.4 % to 24.3%, for the three months ended March 31, 2010.

General and Administrative Expense

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

General and administrative expense decreased $1.1 million or 9.6% to $9.8 million during the three months ended March 31, 2010, compared to the same period in 2009. The $1.1 million decrease for the three months ended March 31, 2010 was due primarily to a decrease in staff related expense, severance, bonus, and professional fees of $0.4 million, $0.2 million, $0.2 million, and $0.3 million, respectively, during the three months ended March 31, 2010, compared to the same period in 2009.  The decrease in professional fees is comprised of a reduction in variable interest entity setup fees of $0.6 million partially offset by an increase in litigation expense of $0.3 million for the three months ended March 31, 2010, compared to the same period in 2009. As a percentage of revenue, general and administrative expense decreased from approximately 28.0% to 24.8% for the three months ended March 31, 2010, compared to the same period in 2009.

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

Research and development expense decreased $0.3 million or 11.1% to $2.3 million during the three months ended March 31, 2010, compared to the same period in 2009.   The $0.3 million decrease was due primarily to a reduction in staff expense, which included $0.1 million of severance expense.  As a percentage of revenue, research and development expense decreased from approximately 6.6% to 5.8% for the three months ended March 31, 2010, compared to the same period in 2009.

Depreciation and Amortization

Depreciation and amortization expense increased $0.8 million or 25.0% to $4.0 million during the three months ended March 31, 2010, compared to the same period in 2009.  The $0.8 million increase was due primarily to increased depreciation expense associated with our capitalized software and equipment purchases.  In the future, we expect depreciation and amortization expense to increase due to recent capital purchases and as we place our software development costs into service.  The increase in capitalized software development costs is directly attributable to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software.”

Income Tax Expense

Income tax expense decreased $0.3 million or 72.4% to $0.2 million during the three months ended March 31, 2010, compared to the same period in 2009.  The decrease in income tax expense is primarily due to lower taxable income and a larger portion of our taxable income being generated in jurisdictions with lower effective tax rates and also decreasing in jurisdictions with higher tax rates.

6. Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our revolving credit facilities and the issuance of equity. As of March 31, 2010, we had cash and cash equivalents of $38.3 million and investments of $24.3 million. In addition, we had no debt and approximately $0.4 million in capital equipment leases.  Cash held in foreign denominated currencies were $17.7 million or 46.3% of our total cash balance as of March 31, 2010.  A ten percent change in the exchange rate of the underlying currencies would have a material impact on our foreign exchange impact on cash on our statement of cash flows.
      Our cash provided from operations was $8.8 million and $8.9 million for the three months ended March 31, 2010 and 2009.  Cash provided by and (used in) investing activities was $0.4 million and $(3.2) million for the three months ended March 31, 2010 and 2009.  Cash provided by financing activities was $0.1 million for the three months ended March 31, 2010 and less than $0.1 million for the three months ended March 31, 2009.  Our net increase in cash and cash equivalents was $9.1 million for the three months ended March 31, 2010, resulting primarily from our operating activities.  Our net increase in cash and cash equivalents was $5.3 million for the three months ended March 31, 2009, resulting primarily from our operating activities.   While our investing and financing activities have been significant over the past three years, we expect positive cash flow from operations to continue in future periods.

As of March 31, 2010, we held auction rate securities with a fair value of $10.2 million and par value of $11.3 million. Our auction rate securities portfolio includes investments rated A, AA and AAA and are comprised of federally and privately insured student loans. The auction rate securities we hold have continued to fail to trade at recent auctions due to insufficient bids from buyers. This limits the short-term liquidity of these instruments and may limit our ability to liquidate and fully recover the carrying value of our auction rate securities if we needed to convert some or all to cash in the near term. Despite the current lack of liquidity in the auction rate security market, we believe our current cash and cash equivalent balances and cash from operations will be sufficient to fund our operations.

Our auction rate securities were acquired through UBS AG.  Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into agreements with governmental agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement with UBS which provides us (1) with a “no net cost” loan up to the par value of Eligible ARS until September 30, 2010, (2) the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) provides UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012.  Refer to Footnote 3 – Investments of the Notes to Consolidated Financial Statements for additional information.

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

Net cash provided by operating activities was $8.8 million and $8.9 million for the three months ended March 31, 2010 and 2009, respectively.  Net cash provided by operating activities for the three months ended March 31, 2010 resulted primarily from non-cash charges to net income of approximately $5.5 million, an increase in deferred revenue of $4.7 million, and a decrease in accounts receivables of $1.4 million offset by changes in working capital of $2.8 million.  Net cash provided by operating activities for the three months ended March 31, 2009 resulted primarily from a net loss of approximately $34.3 million, changes in working capital of $2.7 million offset by non-cash charges to net income of $4.8 million, a non-cash goodwill impairment charge of $33.3 million, an increase in deferred revenue of $2.6 million, and a decrease in accounts receivables of approximately $5.2 million.

Investing Activities

Net cash provided by and (used in) investing activities was $0.4 million and $(3.2) million for the three months ended March 31, 2010 and 2009, respectively.  Cash flows used in investing activities consisted primarily of adjustments for earnouts, taxes, escrow payments, acquisitions and additional capital equipment as follows:

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Quorum acquisition	$(1.6)	$(0.4)
Capitalized software and purchases of property and equipment	(3.6)	(3.0)
Purchases of available-for-sale securities	(0.7)	(0.8)
Sales of available-for-sale securities	2.2	1.2
Sales of trading securities	4.1	1.2
Investment in joint venture	—	(1.4)
Total cash flows provided by (used in) by investing activities	$0.4	$(3.2)

Financing Activities

Net cash provided by financing activities was $0.1 million and less than $0.1 million for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010, net cash provided by financing activity resulted primarily from net proceeds from stock option exercises of $0.1 million and share issuance from our employee stock purchase plan of $0.1 million partially offset by repayments of capital lease obligations and notes payable of $0.1 million.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We derive our revenue from two sources: (1) subscription revenues for solutions, which are comprised of subscription fees from customers accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for professional services, translation services and reimbursed out-of-pocket expenses. Because we provide our solutions as a service, we follow the provisions of Financial Accounting Standards Board (“FASB”) ASC 605-10, “Revenue Recognition” and FASB ASC 605-25 “Multiple Element Arrangements.”  We recognize revenue when all of the following conditions are met:

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

In accordance with FASB ASC 605-45, “Principal Agent Considerations,” we record reimbursements received for out-of-pocket expenses as revenue and not netted with the applicable costs.  These items primarily include travel, meals and certain telecommunication costs.  Reimbursed expenses totaled $0.5 million for the three months ended March 31, 2010 and 2009.

Pursuant to the transition rules contained in Accounting Standards Update 2009-13 (“ASU 2009-13”), “Multiple Deliverable Revenue Arrangements,” we elected to adopt early the provisions included in the amendment effective January 1, 2010.

Based upon a review of our applicant tracking system arrangements (“ATS”) we determined that implementation services, previously combined with hosting fees as one unit of accounting, now qualify as a separate unit of accounting.  This new approach is supported by the existence of our estimated selling prices for all of our deliverables within an ATS arrangement and the assertion that the delivered items within these arrangements, i.e. the implementation services, have standalone value.  Under these arrangements, contract consideration will be allocated to each deliverable using the relative selling price method.  As a result of this adoption, implementation revenue previously recognized over the license term, will be recognized in the period the service is provided which corresponds to value delivered to the customer.

In addition to modifying revenue recognition for ATS arrangements, the new guidance contained in ASU 2009-13 permits us to unbundle multiple products within an arrangement using the relative selling price method.   Previously, these deliverables were treated as one unit of accounting with revenue under these arrangements being deferred until all products, for which we lacked objective evidence of fair value, were delivered.  Under the new guidance, total consideration will be allocated to each product based using the relative selling price method and recognized as each product is delivered to the customer.  In addition, the new guidance prohibits the use of the residual method for determining the value of delivered element.

Based upon a preliminary analysis we have determined that the adoption of ASU 2009-13 will not have a material impact on the financial statements after the initial adoption.  This conclusion is based in part on the following facts:

•
Revenue that would have been recognized through March 31, 2010 if the related arrangements entered into or materially modified after the effective date were subject to the measurement requirements of ASC 605-25 would have been $0.7 million or 1.8% less than currently reported revenue of $39.7 million, for the three months ended March 31, 2010.

•
Revenue that would have been recognized in the year before the year of adoption if the arrangements accounted for under ASC 605-25 were subject to the new measurement requirements of ASU 2009-13 would have been $0.02 million or less than 0.01% greater than the reported revenue of $38.8 million, for the three months ended March 31, 2009.

•	Revenue recognized and deferred revenue as of and for the quarter ended March 31, 2010 from applying ASC 605-25 and ASU 2009-13:

	Revenue recognized	Deferred revenue

ASC 605-25	$39.0	$51.3
ASU 2009-13	0.7	3.2
Total	$39.7	$54.5

The new revenue guidance contained in ASU 2009-13 modifies the way we account for our ATS arrangements, by allowing us to separate the implementation services and corresponding license fees into two separate units of accounting.  These two deliverables represent the primary elements in an ATS arrangement and are recognized upon performance or delivery of each service or product, respectively to the end customer.  The implementation services are typically earned over a three to six month period, while the license fees are recognized over a two to five year period.  These arrangements usually do not contain cancellation or refund-type provisions and may include termination for convenience clauses following a stated period of time or performance level commitments.

Multiple element arrangements consisting of multiple products are also impacted by the new revenue guidance.  Under ASU 2009-13 total consideration for an arrangement is allocated to each product using the relative selling price method and revenue is recognized upon delivery of the product or service.  Consistent with current practice, revenue may be deferred if the arrangement includes any unusual terms including extended payment terms, specified acceptance terms, or hold backs payable upon final acceptance of the product.

      We utilize a pricing model for our products which considers market factors such as customer demand for its products, competitor’s pricing and the geographic regions where the products are sold.  In addition, the model considers entity-specific factors such as volume based pricing, discounts for bundled products, total contract commitment and the number of required languages for the product.  The pricing model for the individual or bundled arrangement includes a price floor amount, which provides for a 15% discount on the bundled price, and an actual quote to determine if the quote is within an acceptable range for management’s approval.  Including this final verification in the model ensures that all of our selling prices are consistent and within an acceptable range for use with the relative selling price method.

While the pricing model, currently in use, captures all critical variables, unforeseen changes due to external market forces may result in us revising some of the inputs.  These modifications may result in the consideration allocation differing from the one presently in use.  Absent a significant change in the pricing inputs or the way in which the industry structures its deals, future changes in the pricing model are not expected to materially affect our allocation of arrangement consideration.

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

Capitalized Software Development Costs

In accordance with FASB ASC 985, “Software,” and FASB ASC 350, “Intangibles-Goodwill and Other,” costs incurred in the preliminary stages of a development project are expensed as incurred.  Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred.  Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this report.  We have capitalized software costs of $2.7 million and $9.7 million for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

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

During the quarter ended March 31, 2009 we reevaluated our goodwill due to continued adverse changes in the economic climate, a 32.5% decline in our market capitalization from December 31, 2008 through March 31, 2009 and a downward revision in internal projections.  These factors signaled a triggering event, which required us to determine whether and to what extent our goodwill may have been impaired as of March 31, 2009.  The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill with no assets or liabilities written up or down, nor any additional unrecognized identifiable intangible assets recorded as part of this process.  Based on the analysis, a goodwill impairment charge of $33.3 million was recorded to write off the remaining balance of our goodwill for the quarter ended March 31, 2009. The goodwill impairment charge had no effect on our cash balances.  We conducted the 2009 annual evaluation of goodwill for impairment and determined that there was no impairment at October 1, 2009.  We determined there was no triggering event at December 31, 2009 and March 31, 2010 which could require an impairment analysis.

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

Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement (the “UBS Settlement Agreement”) with UBS AG which provides us (1)  with a “no net cost” loan up to the par value of Eligible ARS until June 30, 2010, (2)  the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012 (See Footnote 3 – Investments of the Notes to Consolidated Financial Statements).  Following the execution of the UBS Settlement Agreement, we determined that we no longer had the intent to hold the ARS until either maturity or recovery of the ARS market.  Based on this unusual circumstance related to the execution of the UBS Settlement Agreement, we transferred these investments from available–for-sale to trading securities and began recording the change in fair value of the ARS as gains or losses in current statement of operations.   As of March 31, 2010, our auction rate securities, which were acquired through UBS AG, had a par value of $11.3 million.

Contemporaneous with the determination to transfer the ARS to trading securities, we elected to measure the value of our option to put the securities (“put option”) to UBS AG under the fair value option of FASB ASC 825, “Financial Instruments.”  As a result, at December 31, 2008, we recorded a non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2.2 million.   At December 31, 2009, the put option’s estimated fair value decreased to $1.4 million.  At March 31, 2010, the put option’s estimated fair value decreased to $1.0 million resulting in a non-operating loss of $0.4 million for the three months ended March 31, 2010.  The estimated fair value of the put option as of March 31, 2010 was based in part on an expected life of three months and a discount rate of 0.75%. In June 2009, due to our ability to exercise our put option within the next twelve months, we reclassified our put option to other current assets on our consolidated balance sheet.

As a result of the transfer of the ARS from available-for-sale to trading investment securities noted above, we also recorded a non-operating gain for the twelve months ended December 31, 2009 of approximately $0.8 million. The recording of the loss relating to the decrease in the fair value of the put option and the recognition of the gain in the ARS resulted in an overall net loss of less than $0.1 million for the three months ended March 31, 2010.

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

The fair values of our auction rate securities are estimated utilizing a discounted cash flow analysis or other types of valuation models as of March 31, 2010 rather than at par. These analyses are highly judgmental and consider, among other items, the likelihood of redemption, credit quality, duration, insurance wraps and expected future cash flows. These securities are also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Any changes in fair value for our auction rate securities, which we attribute to market liquidity issues rather than credit issues, are recorded in our statement of operations.

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. Self-insurance accruals totaled approximately $0.4 million and $0.6 million as of March 31, 2010 and December 31, 2009, respectively. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management's estimates.

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

Accounting for Income Taxes

We are subject to income taxes in the U.S. and various foreign countries.  We record an income tax provision for the anticipated tax consequences of operating results reportable to each taxing jurisdiction in compliance with enacted tax legislation.  We account for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Our determination of the level of valuation allowance at March 31, 2010 is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions.  Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the three months ended March 31, 2010, approximately 77.7% of our total revenue was comprised of sales to customers in the United States.  A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar, relative to each of our non-U.S. generated sales would not have resulted in a material change to our operating results.

    At March 31, 2010, approximately 46.3% of our cash and cash equivalents was denominated in foreign currencies.   While we believe we have implemented a strategy to mitigate foreign currency risk, changes in foreign currency exchanges rates in future periods will continue to affect our financial position and results of operations as it is reported in U.S. Dollars.
The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders' equity were a decrease of $0.6 million and $0.9 million during the three months ended March 31, 2010 and the year end December 31, 2009, respectively, and are included in other comprehensive loss. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have had a significant effect on our interest income for the three months ended March 31, 2010 and 2009.

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

Item 1A: Risk Factors

    In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 which could materially affect our business, financial condition or future results of operations.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

May 10, 2010
Kenexa Corporation

/s/ Nooruddin S. Karsan ---------------------------- Nooruddin S. Karsan Chairman of the Board and Chief Executive Officer /s/ Donald F. Volk ----------------- Donald F. Volk Chief Financial Officer

EXHIBIT INDEX

Exhibit Number and Description

Exhibit 31.1    Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2    Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32.1 Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.