Form 10-Q
period 2010-06-30
KENEXA CORP
filed 2010-08-09
CIK 1114714

form10-q.htm
10-Q 2 form 10-q.htm 10Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐   No  ☒

On August 3, 2010, 22,631,190 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

,

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended June 30, 2010

PART I FINANCIAL INFORMATION
Item 1: Financial Statements
Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$47,466	$29,221
Short-term investments	18,040	29,570
Accounts receivable, net of allowance for doubtful accounts of $2,097 and $2,090, respectively	31,022	26,782
Unbilled receivables	3,001	4,457
Income tax receivable	201	1,704
Deferred income taxes	7,758	8,685
Prepaid expenses and other current assets	9,550	8,428
Total Current Assets	117,038	108,847
Property and equipment, net of accumulated depreciation	18,541	19,530
Software, net of accumulated amortization	19,804	17,337
Goodwill	3,878	3,204
Intangible assets, net of accumulated amortization	6,851	9,143
Deferred income taxes, non-current	35,489	34,879
Other long-term assets	9,909	9,403
Total assets	$211,510	$202,343

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$8,129	$5,727
Notes payable, current	5	16
Commissions payable	1,098	671
Accrued compensation and benefits	2,566	4,820
Other accrued liabilities	6,436	6,376
Deferred revenue	57,844	49,964
Capital lease obligations	206	211
Total current liabilities	76,284	67,785

Capital lease obligations, less current portion	158	259
Deferred income taxes	487	850
Other non-current liabilities	1,891	1,981
Total liabilities	78,820	70,875

Commitments and Contingencies

Temporary Equity
Noncontrolling interest	1,549	1,330

Shareholders’ Equity
Preferred stock, par value $0.01; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 22,629,190 and 22,561,883 shares issued and outstanding, respectively	226	226
Additional paid-in-capital	278,115	275,127
Accumulated deficit	(140,754)	(141,712)
Accumulated other comprehensive loss	(6,446)	(3,503)
Total shareholders’ equity	131,141	130,138

Total liabilities and shareholders’ equity	$211,510	$202,343

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Subscription	$36,120	$34,041	$69,372	$67,306
Other	8,745	5,424	15,157	10,990
Total revenues	44,865	39,465	84,529	78,296
Cost of revenues	15,060	13,637	28,871	27,333
Gross profit	29,805	25,828	55,658	50,963

Operating expenses:
Sales and marketing	11,258	8,241	20,898	16,946
General and administrative	10,627	9,917	20,458	20,790
Research and development	2,132	2,536	4,416	5,104
Depreciation and amortization	4,080	3,274	8,116	6,502
Goodwill impairment charge	—	—	—	33,329
Total operating expenses	28,097	23,968	53,888	82,671

Income (loss) from operations	1,708	1,860	1,770	(31,708)
Interest income (expense)	137	(221)	283	(158)
Income (loss) on change in fair market value of auction rate securities and put option, net	34	247	3	(48)
Income (loss) before income taxes	1,879	1,886	2,056	(31,914)
Income tax expense	747	575	880	1,057
Net income (loss)	$1,132	$1,311	$1,176	$(32,971)
Income allocated to noncontrolling interests	(156)	—	(218)	—
Net income (loss) allocable to common shareholders	$976	$1,311	$958	$(32,971)

Basic net income (loss) per share	$0.04	$0.06	$0.04	$(1.46)
Weighted average shares used to compute net income (loss) allocable to common shareholders per share – basic	22,603,079	22,526,075	22,590,244	22,517,737
Diluted net income (loss) per share	$0.04	$0.06	$0.04	$(1.46)
Weighted average shares used to compute net income (loss) allocable to common shareholders per share – diluted	23,168,751	22,743,974	23,070,947	22,517,737

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Shareholders’ equity	Comprehensive loss
Balance, December 31, 2008	$225	$269,365	$(110,633)	$(2,421)	$156,536	$(108,520)
Loss on currency translation adjustments	—	—	—	(925)	(925)	(925)
Unrealized loss on short-term investments	—	—	—	(157)	(157)	(157)
Share-based compensation expense	—	5,364	—	—	5,364	—
Option exercises	—	70	—	—	70	—
Employee stock purchase plan	1	328	—	—	329	—
Income allocated to noncontrolling interest	—	—	(61)	—	(61)	(61)
Net loss	—	—	(31,018)	—	(31,018)	(31,018)
Balance, December 31, 2009	$226	$275,127	$(141,712)	$(3,503)	$130,138	$(32,161)
Loss on currency translation adjustments	—	—	—	(2,734)	(2,734)	(2,734)
Unrealized loss on short-term investments	—	—	—	(209)	(209)	(209)
Share-based compensation expense	—	2,568	—	—	2,568	—
Option exercises	—	219	—	—	219	—
Employee stock purchase plan	—	201	—	—	201	—
Income allocated to noncontrolling interest	—	—	(218)	—	(218)	(218)
Net income	—	—	1,176	—	1,176	1,176
Balance, June 30, 2010 (unaudited)	$226	$278,115	$(140,754)	$(6,446)	$131,141	$(1,985)

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$1,176	$(32,971)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,116	6,502
Loss on disposal of property and equipment	34	—
(Gain) loss on change in fair market value of auction rate securities and put option, net	(3)	112
Goodwill impairment charge	—	33,329
Share-based compensation expense	2,568	2,695
Amortization of deferred financing costs	—	364
Bad debt recoveries (expense)	85	(278)
Deferred income tax benefit	(39)	(1,004)
Changes in assets and liabilities, net of business combinations
Accounts and unbilled receivables	(3,440)	5,672
Prepaid expenses and other current assets	(2,591)	(1,304)
Income taxes receivable	1,503	83
Other long-term assets	(862)	56
Accounts payable	2,457	(838)
Accrued compensation and other accrued liabilities	(1,379)	582
Commissions payable	437	12
Deferred revenue	8,011	3,412
Other liabilities	(93)	(59)
Net cash provided by operating activities	15,980	16,365

Cash flows from investing activities
Capitalized software and purchases of property and equipment	(7,986)	(7,361)
Purchase of available-for-sale securities	(4,430)	(3,805)
Sale of available-for-sale securities	8,289	2,316
Sale of trading securities	8,700	1,150
Acquisitions and variable interest entity, net of cash acquired	(1,885)	(5,094)
Net cash received from escrow for acquisitions	250	—
Net cash provided by (used in) investing activities	2,938	(12,794)

Cash flows from financing activities
Repayments of notes payable	(9)	(16)
Repayment of capital lease obligations	(107)	(98)
Proceeds from common stock issued through Employee Stock Purchase Plan	201	158
Net proceeds from option exercises	219	15
Net cash provided by financing activities	304	59

Effect of exchange rate changes on cash and cash equivalents	(977)	(4)
Net increase in cash and cash equivalents	18,245	3,626
Cash and cash equivalents at beginning of period	29,221	21,742
Cash and cash equivalents at end of period	$47,466	$25,368

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest expense	$6	$62
Income taxes (refunded) paid	$(1,201)	$2,727
See notes to consolidated financial statements

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation and its subsidiaries (collectively the "Company" or “Kenexa”) commenced operations in 1987 as a provider of recruiting services to a wide variety of industries.  In 1993, the Company offered its first automated talent management system.  Between 1994 and 2009, the Company acquired 28 businesses that enabled it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.  The Company’s business solutions include a comprehensive suite of on-demand software applications and complementary services, including outsourcing services and consulting, to help global organizations recruit high performing individuals and to foster optimal work environments to increase employee productivity and retention.

The Company began its operations in 1987 under its predecessor companies, Insurance Services, Inc., or ISI, and International Holding Company, Inc., or IHC. In December 1999, the Company reorganized its corporate structure by merging ISI and IHC with and into Raymond Karsan Associates, Inc., or RKA, a Pennsylvania corporation and a wholly owned subsidiary of Raymond Karsan Holdings, Inc., or RKH, a Pennsylvania corporation. Each of RKA and RKH were newly created to consolidate the businesses of ISI and IHC. In April 2000, the Company changed its name to TalentPoint, Inc. and changed the name of RKA to TalentPoint Technologies, Inc. In November 2000, the Company changed its name to Kenexa Corporation, and changed the name of TalentPoint Technologies, Inc. to Kenexa Technology, Inc., or Kenexa Technology. Currently, Kenexa transacts business primarily through Kenexa Technology. Although the Company has several product lines, our chief decision makers determine resource allocation decisions and assess and evaluate periodic performance under one operating segment.

2. Summary of Significant Accounting Policies

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” to codify in ASC 105, “Generally Accepted Accounting Principles,” FASB Statement 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which was issued to establish the Codification as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities.  The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has revised its references to pre-Codification GAAP and noted there was no impact on the financial condition or results of operations of the Company.

The accompanying consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three and six months ended June 30, 2010 and 2009 have been made.  The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ended December 31, 2010 or for any other interim period.  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2009.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, short-term investments, put option and accounts payable at June 30, 2010 and December 31, 2009 approximate fair value of these instruments.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable and the UBS Settlement Agreement (as described in Footnote 3 – Investments of the Notes to the Consolidated Financial Statements). Credit risk arising from receivables is mitigated due to the large number of customers comprising the Company's customer base and their dispersion across various industries.  The Company does not require collateral.  The customers are concentrated primarily in the Company’s U.S. market area.  At June 30, 2010 and December 31, 2009, there were no customers that represented more than 10% of the net accounts receivable balance.

For the three and six months ended June 30, 2010 and 2009, no one customer individually exceeded 10% of the Company's revenues.    However, the Company’s top 3 customers represented approximately 13.4% and 12.6% for the three and six months ended June 30, 2010 and 14.8% and 14.2% for the three and six months ended June 30, 2009, respectively, of the Company’s total revenues
As discussed in Footnote 3 – Investments of the Notes to the Consolidated Financial Statements, the Company sold its auction rate securities back to UBS AG in July 2010.

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency.  Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. The operations of the variable interest entity in China are translated from Chinese renminbis, for which the current exchange rate is approximately 6.8 renminbis to one U.S. dollar. The related translation adjustments are reported in the shareholders’ equity section of the balance sheet and resulted in a net reduction in shareholders’ equity of $2,734 and $925 for the periods ended June 30, 2010 and December 31, 2009, respectively.  The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Comprehensive loss

Comprehensive loss consists of net gains and losses on foreign currency translations, net unrealized gains and losses on available-for-sale investment securities, net income allocated to noncontrolling interests and reported net income or loss and is reported on the accompanying consolidated statement of shareholders’ equity.  Comprehensive loss for the six months ended June 30, 2010 and 2009 was $1,985 and $33,907, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase.  Cash which is restricted for lease deposits, is included in other assets.  Cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100 (which has been temporarily increased to $250 through December 31, 2013). Certain operating cash accounts may periodically exceed the FDIC limits.

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks totaled $15,056 and $7,994 and represented 31.7% and 27.4% of our total cash and cash equivalents balance at June 30, 2010 and December 31, 2009, respectively.

Investments

Investments at June 30, 2010 and December 31, 2009 include floating rate letter of credit backed securities, municipal bonds and auction rate securities.  The maturities of these securities may range from 1 day to approximately 1 year and are rated A, AA and AAA by various rating agencies.  Certain investments are recorded at fair value based on current market rates and are classified as available-for-sale.  Changes in the fair value are included in accumulated other comprehensive loss in the accompanying consolidated financial statements.  At June 30, 2010 and December 31, 2009, other investments, including auction rate securities, are recorded at fair value and are classified as trading securities.  Changes in the fair value are included in the statement of operations in the accompanying consolidated financial statements.  Both the cost and realized gains and losses of these securities are calculated using the specific identification method.

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

The Company capitalized internal-use software costs for the six month period of June 30, 2010 and the year ended December 31, 2009 of $5,960 and $9,665, respectively. Amortization of capitalized internal-use software costs was $1,645, $3,154 for the three and six months ended June 30, 2010, respectively and $1,165 and $1,711 for the three and six months ended June 30, 2009, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Prepaid expenses	$6,428	$4,845
Deferred implementation costs	2,637	2,096
UBS Settlement Agreement	—	1,374
Other current assets	485	113
Total prepaid expenses and other current assets	$9,550	$8,428

Deferred implementation costs represent internal payroll and other costs incurred in connection with the configuration of the sites associated with our internet hosting arrangements.   Prior to our adoption of ASU 2009-13 on January 1, 2010 (see revenue recognition accounting policy for implementation service revenue), these costs were deferred over the implementation period which precedes the hosting period, typically three to four months, and were expensed ratably when the hosting period commences, typically four to five years.  The remaining deferred costs at June 30, 2010 relate to implementations which commenced prior to the adoption of ASU 2009-13 and will continue to be deferred until such time as the hosting or license period for those specific contracts commences, at which time these costs will be expensed over the hosting period in accordance with our previous accounting policy.  Implementation costs related to contracts signed or modified after January 1, 2010, our date of adoption of ASU 2009-13, will be expensed as incurred to be consistent with our new accounting policy related to implementation service revenue.  During the six months ended June 30, 2010, approximately $481 of previously deferred costs were expensed because the implementation revenue related to a certain contract is now being recognized in accordance with our new revenue recognition policy in connection with a material modification of that contract during the quarter ended March 31, 2010.

Other Long-Term Assets

Other long-term assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Acquisition related escrow balances (1)	$984	$1,397
Security deposits	1,402	1,529
Deferred implementation costs	6,041	6,263
Other long-term assets	1,482	214
Total other long-term assets	$9,909	$9,403

(1)	Upon completion of the escrow term and settlement of any outstanding claims, all remaining escrow balances are reclassified to additional purchase price consideration for the respective acquisition.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Goodwill

Since 2002, the Company has recorded goodwill in accordance with the provisions of FASB ASC, 350, “Intangibles-Goodwill and Other,” which discontinued the amortization of existing goodwill and instead requires the Company to annually review the carrying value of goodwill for impairment. Prior to 2007, the Company evaluated the carrying value of its goodwill under two reporting units within its single reporting segment.  During 2007, the Company combined those two reporting units into a single reporting unit to be in alignment with its organizational and management structure, which was evaluated and restructured as part of the integration of our acquired businesses.  As a result, in 2007 and 2008, goodwill was evaluated at the enterprise or Company level.  Following its investment in the variable interest entity in China in 2009, the Company reverted to evaluating the carrying value of goodwill under two reporting units within a single segment.  The Company conducted its 2009 annual evaluation of goodwill for impairment and determined that there was no impairment at October 1, 2009.  The Company determined there was no triggering event at December 31, 2009 and June 30, 2010 which could require an interim impairment analysis.

The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes and escrow adjustments, acquisitions and impairment charges, for the period ended June 30, 2010 and the year ended December 31, 2009 are as follows:

Balance as of December 31, 2008	$32,366
Acquisitions or adjustments:
Impairment charge	(33,329)
StraightSource	125
HRC Human Resources Consulting GmbH	215
Quorum International Holdings Limited	2,315
Shanghai Runjie Management Consulting Company (variable interest equity)	1,512
Balance as of December 31, 2009	$3,204
StraightSource	250
HRC Human Resources Consulting GmbH	(31)
Quorum International Holdings Limited	440
Shanghai Runjie Management Consulting Company (variable interest equity)	15
Balance as of June 30, 2010	$3,878

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimated the liability based upon management’s judgment and historical experience.  At June 30, 2010 and December 31, 2009, self-insurance accruals totaled $476 and $556, respectively.  Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance expense if actual experience differs significantly from management’s estimates.

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

Prior to its adoption of Accounting Standards Update 2009-13 (“ASU 2009-13”),  “Multiple Deliverable Revenue Arrangements,” the Company separated certain arrangements only if the professional services, provided at the outset of the engagement, had value to the customer on a stand-alone basis and there was objective and reliable evidence of fair value of the undelivered service elements.  All other multi-element arrangements were treated as one unit of accounting, since the undelivered element lacked objective and reliable evidence of fair value.  In such instances both the initial professional services and subsequent subscription services were recognized ratably over the term of the license and estimated customer relationship period.  When offered by itself, professional services are recognized based upon proportional performance as value is delivered to the customer.

Prior to its adoption of ASU 2009-13, in determining whether revenues from professional services could be accounted for separately from subscription revenue, the Company considered the following factors for each agreement: availability from other vendors, whether objective and reliable evidence of fair value exists of the undelivered elements, the nature and the timing of when the agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the customer's satisfaction with the other services.
Deferred revenue represents payments received or accounts receivable from the Company's customers for amounts billed in advance of subscription services being provided.

The Company records expenses billed to customers in accordance with FASB ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and certain telecommunication costs.  Reimbursed expenses totaled $1,006 and $1,479 for the three and six months ended June 30, 2010,  respectively and $537 and $1,067 for the three and six months ended June 30, 2009, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Pursuant to the transition rules contained in ASU 2009-13 the company elected to early adopt the provisions included in the amendment effective January 1, 2010.

 Based upon a review of its applicant tracking system (“ATS”) arrangements the Company determined that professional services, previously combined with hosting fees as one unit of accounting, now qualify as a separate unit of accounting.  This new approach is supported by existence of the Company’s estimated selling prices for all of its deliverables within an ATS arrangement and the assertion that the delivered items within these arrangements, i.e. the services, have standalone value.  Under these arrangements, contract consideration will be allocated to each deliverable using the relative selling price method.  As a result of this adoption, consulting revenue previously recognized over the license term will be recognized in the period the service is provided which corresponds to value delivered to the customer.  The adoption had no impact on contracts executed prior to January 2010.

In addition to modifying revenue recognition for ATS arrangements, the new guidance contained in ASU 2009-13 permits the Company to unbundle multiple products within an arrangement using the relative selling price method.   Previously, these deliverables were treated as one unit of accounting with revenue under these arrangements being deferred until all products, for which the Company lacked objective evidence of fair value, were delivered.  Under the new guidance, total consideration will be allocated to each product based upon the hierarchy of vendor specific objective evidence (“VSOE”), third party evidence and the relative selling price method and recognized as each product is delivered to the customer.  In addition, the new guidance prohibits the use of the residual method for determining the value of the delivered element.

Based upon a preliminary analysis the Company has determined that the adoption of ASU 2009-13 will not have a material impact on the financial statements after the initial adoption.  This conclusion is based in part on the following facts:

•
Revenue that would have been recognized if the related arrangements entered into or materially modified after the effective date were subject to the measurement requirements of FASB ASC 605-25, “Multiple Element Arrangements,” would have been $1,234 and $1,962 or 2.8% and 2.3% less than currently reported revenue of $44,865 and $84,529, for the three and six months ended June 30, 2010.

•
Revenue that would have been recognized in the year before the year of adoption if the arrangements accounted for under ASC 605-25 were subject to the new measurement requirements of ASU 2009-13 would have been $82 and $102 or 0.21% and 0.13% more than the reported revenue of $39,465 and $78,296, for the three and six months ended June 30, 2009.

•	Revenue recognized and deferred revenue as of and for the period ended June 30, 2010 from applying ASC 605-25 and ASU 2009-13:

	Revenue recognized for the six months ended June 30, 2010	Deferred revenue for the period ended June 30, 2010
ASC 605-25	82,567	51,214
ASU 2009-13	1,962	6,630
Total	84,529	57,844

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The new revenue guidance contained in ASU 2009-13 modifies the way the Company accounts for its ATS arrangements, by allowing the Company to separate its professional services and corresponding license fees into two separate units of accounting.  These two deliverables represent the primary elements in an ATS arrangement and are recognized upon performance or delivery of each service or product, respectively to the end customer.  The implementation services are typically earned over a three to six month period, while the license fees are recognized over a two to five year period.  These arrangements usually do not contain cancellation or refund-type provisions and may include termination for convenience clauses following a stated period of time or performance level commitments.

Multiple element arrangements consisting of multiple products are also impacted by the new revenue guidance.  Under ASU 2009-13, total consideration for an arrangement is allocated to each product using the hierarchy of VSOE, third party evidence and the relative selling price method and recognized as each product is delivered to the customer.  Consistent with current practice, revenue may be deferred if the arrangement includes any unusual terms including extended payment terms, specified acceptance terms, or hold backs payable upon final acceptance of the product.

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

While the pricing model currently in use captures all critical variables, unforeseen changes due to external market forces may result in the Company revising some of its inputs.  These modifications may result in the consideration allocation differing from the one presently in use.  Absent a significant change in the pricing inputs or the way in which the industry structures its deals, future changes in the pricing model are not expected to materially affect the Company’s allocation of arrangement consideration.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

 Earnings (Loss) Per Share

The Company follows FASB ASC 260, “Earnings Per Share,” which requires companies that are publicly held or have complex capital structures to present basic and diluted earnings per share on the face of the statement of operations.  Earnings (loss) per share is based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the exercise of options if they are dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator. Certain common stock equivalents of stock options and restricted stock issued and outstanding other then the options included in the table below were excluded in the computation of diluted earnings per share for the periods ended June 30, 2010 and 2009 since their effect was antidilutive.  A summary of the computation is presented in the table below.

Basic and diluted earnings (loss) per share are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) allocable to common shareholders	$976	$1,311	$958	$(32,971)

Denominator:
Weighted average shares used to compute net income (loss) allocable to common shareholders per common share - basic	22,603,079	22,526,075	22,590,244	22,517,737
Effect of dilutive stock options and restricted stock	565,672	217,899	480,703	—
Weighted average shares used to compute net income (loss) allocable to common shareholders per common share – dilutive	23,168,751	22,743,974	23,070,947	22,517,737

Basic net income (loss) per share	$0.04	$0.06	$0.04	$(1.46)

Diluted net income (loss) per share	$0.04	$0.06	$0.04	$(1.46)

Total antidilutive stock options and restricted stock issued and outstanding	1,884,218	1,968,056	1,897,976	2,525,056

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Adoption of new accounting pronouncements

In June 2009, the FASB issued new accounting guidance for variable interest entities. This guidance was codified under ASU 2009-17 in December 2009 and includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a variable interest entity (“VIE”), which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE.  The new guidance is effective for annual reporting periods that begin after November 15, 2009 and applies to all existing and new VIEs. The Company adopted ASU 2009-17 on January 1, 2010 and the adoption did not have a material impact on the Company’s financial statements.

Effective October 2009, we adopted the Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force,” which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010.  The Company adopted ASU 2009-13 on January 1, 2010 and the adoption did not have a material impact on the Company’s financial statements.   See “Revenue Recognition” above for further details, including financial impact.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In March 2010 the EITF Task Force reached a consensus on ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which permits the use of the milestone method as a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.    The milestone method is mainly used in research and development arrangements involving contingent payments for achieving specified performance measures, which are commonly found in the pharmaceutical and biotechnology industries.  Those arrangements often include incentive payments that are linked to milestones in the clinical-development process.  In order to meet the definition of substantive, the milestone would have to 1) be commensurate  with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, 2) relate solely to past performance, and 3) should be reasonable relative to all deliverables and payment terms in the arrangement.  The new guidance is effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted.  The Company does not believe this pronouncement will have a material impact on the presentation of its financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements (Topic 820) - Fair Value Measurements and Disclosures (ASU 2010-06),” to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 (as defined in Footnote 3 – Investments of the Notes to the Consolidated Financial Statements). Certain provisions of this update will be effective for us during the first quarter of 2011 and we are currently evaluating the impact of the pending adoption of this standards update on our consolidated financial statements.

3.  Investments

The following is a summary of our short-term investments at June 30, 2010 and December 31, 2009:

	Cost	Unrealized loss	Realized gain	Accrued interest	Fair market value
Available for Sale securities
Municipal securities	$11,539	$(90)	$—	—	$11,449
Trading Securities
Auction rate securities	5,589	—	1,002	—	6,591
Total short-term investments as of June 30, 2010	$17,128	$(90)	$1,002	—	$18,040

	Cost	Unrealized loss	Realized gain	Accrued interest	Fair market value
Available for Sale securities
Municipal securities	$15,627	$(89)	$—	$118	$15,656
Trading Securities
Auction rate securities	13,737	—	177	—	13,914
Total short-term investments as of December 31, 2009	$29,364	$(89)	$177	$118	$29,570

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments (continued)

During the three months ended June 30, 2010, the Company redeemed five tax exempt auction rate securities, partially redeemed one auction rate security and continued to experience failed auctions for the remaining four auction rate securities issues with a fair value of $6,591.   At June 30, 2010 the fair value of its auction rate securities portfolio and its put option approximated par value.  In July 2010, in accordance with its agreement with UBS AG, the Company exercised its right to sell its auction rate securities back to UBS at par value and liquidated its portfolio in its entirety.

Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities. In November 2008, the Company entered into an agreement (the “UBS Settlement Agreement”) with UBS AG which provided (1) the Company with a “no net cost” loan up to the par value of Eligible auction rate securities until June 30, 2010, and  (2) the Company, the right to sell these auction rate securities back to UBS AG at par, at the Company’s sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime through July 2, 2012.  Following the execution of the UBS Settlement Agreement, the Company determined that it no longer had the intent to hold the auction rate securities until either the maturity or recovery of the auction rate security market. Based upon this unusual circumstance related to the execution of the UBS Settlement Agreement, the Company transferred these investments from available-for-sale to trading securities and began recording the change in fair value of the auction rate securities as gains or losses in current statements of operations.  As of June 30, 2010, the auction rate securities, which were acquired through UBS AG, had a par value of $6,591.

Contemporaneous with the determination to transfer the auction rate securities to trading securities, the Company elected to measure the value of its option to put the securities (“put option”) to UBS AG under the fair value option of ASC 825, “Financial Instruments”.  As a result, the Company recorded at December 31, 2008 a non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2,219.  At December 31, 2009 the put option’s estimated fair value decreased to $1,374.  At June 30, 2010, the put option’s estimated fair value decreased to zero, resulting in a non-operating loss of $968 and $1,374 for the three and six months ended June 30, 2010.

Based upon the results of the discounted cash flow analysis, the Company determined that the fair value of its investment in auction rate securities should be discounted approximately $2,219 to $16,513 at December 31, 2008, with any other-than temporary impairment in the fair value of the auction rate securities offset substantially by the fair value recognized for the rights provided in the settlement agreement.  As a result of the transfer of the auction rate securities from available-for-sale to trading investment securities noted above, the Company also recorded a non-operating gain for the six months ended June 30, 2010 and the twelve months ended December 31, 2009 of approximately $1,386 and $833, respectively.   The recording of the loss relating to the decrease in the fair value of the put option and the corresponding recognition of the gain in the auction rate securities resulted in an overall net gain of approximately $34 and $3 for the three and six months ended June 30, 2010.

Unrealized gains and losses from fixed-income, available for sale securities are primarily attributable to changes in interest rates.  The Company does not believe any unrealized losses represent an other-than-temporary impairment based on the evaluation of available evidence as of June 30, 2010.  For the periods ended June 30, 2010 and December 31, 2009, contractual maturities of our short-term investments were one year or less.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments (continued)

The Company has investments that are valued in accordance with the provisions of ASC 820, “Fair Value Measurements and Disclosure.” Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820, Fair Value Measurements and Disclosure establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The estimated fair value of the Company’s municipal investments on June 30, 2010 and December 31, 2009 of $11,449 and $15,656, respectively, was determined based upon quoted prices in active markets for identical assets or Level 1 inputs.  The estimated fair value of the Company’s auction rate securities on June 30, 2010 and December 31, 2009 of $6,591 and $13,914, respectively, was determined based upon significant unobservable inputs or Level 3 inputs.

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended June 30, 2009 is presented below:

Auction rate securities
Balance at December 31, 2008	$16,513
Net realized gains included in earnings	664
Settlements	(1,307)
Balance at June 30, 2009	$15,870

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended June 30, 2010 is presented below:

Auction rate securities
Balance at December 31, 2009	$13,914
Net realized gains included in earnings	1,377
Settlements	(8,700)
Balance at June 30, 2010	$6,591

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions

Quorum International Holdings Limited

On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27,950, in cash, of which $19,753 was paid in April 2008 and $8,197 was paid in July 2008.  The total cost of the acquisition, including legal, accounting, other professional fees and additional consideration of $2,873, was approximately $30,823, including acquired intangibles of $8,633, with estimated useful lives between 3 and 10 years.  In addition, the acquisition agreement contains an earnout provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010.  Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement.  Pursuant to FASB ASC 805, “Business Combinations,” the Company accrues contingent purchase consideration when the outcome of the contingency is determinable beyond a reasonable doubt.  Based upon the results for the twelve month period through June 30, 2009, it was determined that an earnout payment was due to the former shareholders of Quorum and as such, the additional consideration of $1,167 was accrued for in the financial statements at December 31, 2009.  During the first quarter of 2010 additional consideration of $468 was determined payable.  The total consideration of $1,635 was paid in cash during the first quarter of 2010.  In addition, as of June 30, 2010, the June 30, 2010 earnout amount was under evaluation and substantially uncertain, and, as such, the estimated earnout range is not possible to disclose.  The Company evaluates the earnout provisions contained in the acquisition agreement at each financial statement reporting date.  In connection with the acquisition, €500 or approximately $617, of the purchase price was deposited into an escrow account and recorded in other long-term assets, to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement.  The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of Quorum.  The Company is currently evaluating the status of any claims and the amounts to be withheld from the escrow account.  The Company expects that the acquisition of Quorum will broaden its presence in the global recruitment market.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.   Quorum’s results of operations were included in the Company’s consolidated financial statements beginning on April 2, 2008.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Variable Interest Entity

On January 20, 2009, the Company entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China.   In conjunction with the agreement, the Company paid $1,337 to provide an initial equity contribution and to compensate the former owners of R and J, who transferred their existing business into a new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”).   The initial payment provided the Company with a 46% ownership in the variable interest entity, and a presence in China’s human capital management market.   The former owners of R and J are required to transfer 1% additional ownership interests (in 1% increments up to 49% over a two year period), with consideration to be paid by the Company based upon adjusted EBITDA, as defined in the agreement.  In the fourth quarter of 2009, based upon the 2008 operating results for R and J, the Company paid an additional $206 for an additional 1% ownership interest in the variable interest entity.   At December 31, 2009 and June 30, 2010, the Company had a 47% ownership interest in the variable interest entity.

Consideration for the ownership interest transfer  in the third quarter of 2009 was determined as the greater of 1) the amount of registered capital attributable to a 1% ownership interest or 2) an amount denominated in Chinese Yuan Renminbi (“RMB¥”) equal to the result of 47% times four and one half times the Adjusted EBITDA of the variable interest entity for the calendar year ended December 31, 2008, plus 1% of the variable interest entity’s free cash flow as of March 31, 2008, minus the amount of the initial investment or RMB¥ 8,145 or $1,224. The additional transfers of ownership interests for 2010 and 2011 will be determined formulaically the same as above and will be adjusted only for any increase in actual ownership percentage by the Company.

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

In accordance with ASC 810, “Variable Interest Entities,” the new entity qualified for consolidation as it was determined to be a variable interest entity and the Company as its primary beneficiary.   The determination of the primary beneficiary was based, in part, upon a qualitative assessment which included the Company’s commitment to finance the variable interest entity’s ongoing operations, the level of involvement in the variable interest entity’s operations, the use of the Company’s brand by the variable interest entity, and the lack of equity “at risk” by R and J given its put rights.  The variable interest entity is consolidated in the Company’s financial statements because of the Company’s implicit guarantee to provide financing as well as its significant involvement in the day-to-day operations.   The equity interests of R and J not owned by the Company are reported as a noncontrolling interest in the Company’s December 31, 2009 and June 30, 2010 accompanying consolidated balance sheet.  All inter-company transactions are eliminated.  See Footnote 2 – Summary of Significant Accounting Policies Principles of Consolidation for additional details.

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

Pursuant to ASC 480 “Distinguishing Liabilities from Equity,” (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities,” due to the put rights included in the agreement, the Company has presented the estimated fair value of R and J’s 53% ownership interest in the variable interest entity amounting to $1,549 at June 30, 2010 in noncontrolling interest and classified the amount as temporary equity on the consolidated balance sheet.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation and amortization as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Equipment	$18,474	$17,748
Software	30,873	28,397
Office furniture and fixtures	2,443	2,455
Leasehold improvements	2,768	2,735
Land	714	714
Building	7,983	7,828
Software in development	7,068	3,083
Total property, equipment and software	$70,323	$62,960
Less accumulated depreciation and amortization	31,978	26,093
Total property, equipment and software, net of accumulated depreciation and amortization	$38,345	$36,867

Depreciation and amortization expense is excluded from cost of revenues.  Equipment and office furniture and fixtures included assets under capital leases totaling $2,550 and $2,621 at June 30, 2010 and December 31, 2009, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $3,268 and $6,383 for the three and six months ended June 30, 2010, respectively and $2,215 and $4,360 for the three and six months ended June 30, 2009, respectively.

Pursuant to FASB ASC 360, “Property, Plant and Equipment,” the Company reviewed its fixed assets and determined that the fair value exceeded the carrying value, and therefore did not record any fixed asset impairment for the six months ended June 30, 2010.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009
Accrued professional fees	$441	$1,031
Straight line rent accrual	1,364	2,084
Other taxes payable	875	118
Income taxes payable	3,051	837
Other liabilities	705	1,139
Contingent purchase price	—	1,167
Total other accrued liabilities	$6,436	$6,376

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

8. Line of Credit

On May 21, 2009, based upon its current liquidity needs, the Company terminated its secured credit agreement with PNC Bank, as administrative agent, and several other lenders named therein (the “Credit Agreement”). The Credit Agreement, which became effective November 13, 2006, provided (i) a $50 million revolving credit facility, including a sublimit of up to $2 million for letters of credit and (ii) a $50 million term loan.  The Company and each of its U.S. subsidiaries guaranteed the obligations of the Company under the Credit Agreement.  The Credit Agreement also required the Company to pay a monthly commitment fee based on the unused portion of the revolving credit facility.  At May 21, 2009, the Company had no outstanding balance on the Credit Agreement. Unless renewed, the Credit Agreement would have expired on its own terms on March 26, 2010.  No early termination penalties were incurred in connection with the termination of the Credit Agreement.  In connection with the termination of the Credit Agreement, the Company wrote off $289 of deferred financing fees during the quarter ended June 30, 2009.  As a result of the termination of the Credit Agreement, the Company does not have a revolving credit facility or other debt financing arrangement.

9.  Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate.  The 2010 effective tax rate is greater than the 35% statutory U.S. Federal rate primarily due to an increased valuation allowance for deferred tax assets that may not be realized.

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

During the six months ended June 30, 2010, the valuation allowance increased by $833 from $7,460 at December 31, 2009 to $8,293 as management continues to believe based on the weight of available evidence, it is more likely than not that some of the deferred tax asset will not be realized.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Equity

Rollforward of Shares

The Company’s common shares issued for the six months ended June 30, 2010 and the year ended December 31, 2009 are as follows:

Class A Common Shares

December 31, 2008 ending balance	22,504,924
Stock option exercises	14,747
Employee stock purchase plan	42,212
December 31, 2009 ending balance	22,561,883
Stock option exercises	35,576
Restricted stock awards	13,758
Employee stock purchase plan	17,973
June 30, 2010 ending balance	22,629,190

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Stock and Voting Rights

Undesignated Preferred Stock

The Company has 10,000,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at June 30, 2010 or December 31, 2009. These shares have preferential rights in the event of liquidation and payment of dividends.

Common Stock

At June 30, 2010 and December 31, 2009, the Company had 100,000,000 authorized shares of common stock.  At June 30, 2010 and December 31, 2009, shares of common stock outstanding were 22,629,190 and 22,561,883, respectively.  Each share of common stock has one-for-one voting rights.

Authorized but not issued shares

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock, of which 1,125,651 shares were repurchased at an aggregate cost of $20,429 as of December 31, 2008.  These shares were restored to original status prior to December 31, 2008 and accordingly are presented as authorized but not issued.  The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.  As of December 31, 2008 the amount of shares available for repurchase under the stock repurchase plan was 1,874,349.  No repurchases were or have been made under the stock repurchase plan from January 1, 2009 to June 30, 2010.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans

Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Company’s Board of Directors (the “Board”) in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options, restricted stock awards and restricted stock units to employees and directors at the discretion of the Board or a committee of the Board.  The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”).  The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company.  Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan generally expire between the fifth and tenth anniversary of the date of grant and vest on either the third anniversary of the date of grant for cliff vesting or one quarter each year for four years for graded-vesting.  Unexercised stock options may expire up to 90 days after an employee's termination for options granted under the 2000 Option Plan.

As of June 30, 2010, there were options to purchase and restricted stock of 3,664,093 and 98,758, respectively, shares of common stock outstanding under the 2005 Option Plan.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options and restricted stock granted under the 2005 Option Plan.  As of June 30, 2010, there were a total of 406,986 shares of common stock not subject to outstanding options and restricted stock and available for issuance under the 2005 Option Plan.

FASB ASC 718, “Compensation-Stock Compensation,” requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  In 2010 and 2009, the fair value of each grant was estimated using the Black-Scholes valuation model.  Expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options.  The estimated forfeiture rate was based upon an analysis of historical data.   The risk-free rate was based on U.S. Treasury zero coupon bond yields for periods commensurate with the expected term at the time of grant.

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

The following table provides the assumptions used in determining the fair value of service based awards as follows:

	Quarter ended June, 2010 Service based awards	Quarter ended March 31, 2010 Service based awards	Year ended December 31, 2009 Service based awards
Expected volatility	63.30-65.91%	63.38%	62.70 – 69.38%
Expected dividends	0	0	0
Expected term (in years)	3-6.25	6.25	3 - 6.25
Risk-free rate	0.98-2.36%	3.27%	1.36 - 3.09%

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

A summary of the status of the Company’s stock options and restricted stock as of June 30, 2010 and December 31, 2009 and changes during the period then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares Available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2008	1,732,506	2,487,654	$17.33	447,854	$14.01
Granted – options	(756,000)	756,000	6.12	—	—
Exercised	—	(14,747)	4.72	—	—
Forfeited or expired	55,000	(55,000)	22.76	—	—
Balance at December 31, 2009	1,031,506	3,173,907	$14.63	696,407	$17.68
Granted – options	(547,822)	547,822	11.24	—	—
Granted – restricted stock	(98,758)	98,758	—	—	—
Exercised	—	(35,576)	6.18	—	—
Forfeited or expired	22,060	(22,060)	24.99	—	—
Balance at June 30, 2010	406,986	3,762,851	$13.77	1,831,521	$19.18

The total intrinsic value of options and restricted stock outstanding, exercisable and exercised for and during the six months ended June 30, 2010 was $10,500 and $1,717 and $213, respectively.  The weighted average fair value for options and restricted stock granted during the six months ended June 30, 2010 and the year ended December 31, 2009 was $7.29 and $3.50, respectively.  The weighted average remaining contractual term of options and restricted stock outstanding and exercisable at June 30, 2010 was 5.79 and 3.46 years, respectively.

Between January 1, 2010 and June 30, 2010, the Company granted to certain employees, officers and non-employee directors options to purchase an aggregate of 547,822 shares of the Company's common stock at prevailing market price of $10.50 to $14.39 per share.
On February 17, 2010, the Company granted to certain executive officers shares of restricted stock units in aggregate of 85,000 shares, which will vest 25% per year on each of February 17, 2011, February 17, 2012, February 17, 2013 and February 17, 2014.  In the event the certain executive officer ceases to be an employee before these shares are fully vested, the unvested restricted shares units will be forfeited to the Company. The grant date fair value of the restricted stock was $10.50 per share.

On May 19, 2010, the Company granted to certain non-employee directors shares of restricted stock awards in aggregate of 13,758 shares, which will vest 100% on the day preceding the Company’s 2011 annual meeting of Shareholders.  In the event the certain non-employee director ceases to be a director for the Company before these shares are fully vested, the unvested restricted shares units will be forfeited to the Company. The grant date fair value of the restricted stock was $14.39 per share.

Between January 1, 2009 and December 31, 2009, the Company granted to certain employees, officers and non-employee directors options to purchase an aggregate of 756,000 shares of the Company's common stock at a weighted exercise price of $6.12 per share. The Company granted the options at prevailing market prices ranging from $4.74 to $13.38 per share.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

A summary of the status of the Company’s unvested stock options and restricted stock for the periods ended June 30, 2010 and December 31, 2009 is presented below:

	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2008	2,039,800	$8.24
Granted – options	756,000	3.50
Vested	(279,000)	9.21
Forfeited or expired	(39,300)	11.11
Nonvested at December 31, 2009	2,477,500	6.34
Granted – options	547,822	6.61
Granted – restricted stock	98,758	11.04
Vested	(1,179,750)	9.12
Forfeited or expired	(13,000)	9.94
Nonvested at June 30, 2010	1,931,330	$4.94

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

The following table shows total share-based compensation expense included in the accompanying Consolidated Statement of Operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of revenue	$71	$112	$155	$222
Sales and marketing	260	313	550	552
General and administrative	802	885	1,622	1,693
Research and development	144	140	241	228
Pre-tax share-based compensation	$1,277	$1,450	$2,568	$2,695
Income tax benefit	—	389	—	729
Share-based compensation expense, net	$1,277	$1,061	$2,568	$1,966

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the Nasdaq National Market, LLC on the offering date.  We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with FASB ASC 718 and requires no compensation expense to be recognized.  Shares of our common stock purchased under the employee stock purchase plan were 17,973 and 42,212 for the periods ended June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010 the shares of common stock available to purchase under the employee stock purchase plan were 402,522.

13. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three and six months ended June 30, 2010 and 2009.

	For the three months ended June 30,				For the six months ended June 30,
	2010		2009		2010		2009
Country	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
United States	$32,748	73.0%	$30,905	78.3%	$63,566	75.2%	$63,425	81.0%
United Kingdom	3,576	8.0%	3,137	7.9%	6,210	7.4%	5,375	6.9%
Germany	1,643	3.7%	970	2.5%	2,720	3.2%	1,898	2.4%
The Netherlands	769	1.7%	417	1.1%	1,106	1.3%	889	1.1%
Other European Countries	2,007	4.5%	2,077	5.3%	3,727	4.4%	3,654	4.7%
Canada	1,005	2.2%	689	1.7%	1,640	1.9%	730	0.9%
China	1,306	2.9%	—	—%	2,213	2.6%	—	—%
Other	1,811	4.0%	1,270	3.2%	3,347	4.0%	2,325	3.0%
Total	$44,865	100.0%	$39,465	100.0%	$84,529	100.0%	$78,296	100.0%

The following table summarizes the distribution of assets by geographic region as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$165,402	78.2%	$161,351	79.7%
United Kingdom	17,348	8.2%	14,125	7.0%
India	11,252	5.3%	9,943	4.9%
Ireland	4,418	2.1%	4,182	2.1%
China	3,252	1.6%	2,962	1.5%
Germany	4,216	2.0%	4,381	2.2%
Canada	2,408	1.1%	2,574	1.3%
Other	3,214	1.5%	2,825	1.3%
Total	$211,510	100.0%	$202,343	100.0%

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

14.  Related Party Transactions

One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997.  The Company paid Pepper Hamilton LLP, net of insurance coverage, $215 and $473 for the three and six months ended June 30, 2010, respectively and $162 and $189 for the three and six months ended June 30, 2009, respectively, for general legal matters.   The increase in payments to Pepper Hamilton LLP for the three and six months ended June 30, 2010 as compared to previous years resulted from an increase in activity from our class action shareholder lawsuits.  The amount payable to Pepper Hamilton as of June 30, 2010 and December 31, 2009 was $72 and $202, respectively.

15. Subsequent Event

On July 26, 2010, the Company acquired all of the outstanding stock of The Centre for High Performance Development (Holdings) Limited (“CHPD”) which operates as a leadership development and management training company based in London, England for a purchase price of approximately $4,233 in cash.  The total cost of the acquisition including estimated legal, accounting, and other professional fees was approximately $4,333. The Company deposited $410 into escrow to cover any claims for indemnification made by the Company or CHPD. The Company used its cash to acquire all the assets and liabilities of CHPD.  The Company expects the acquisition of CHPD will enhance its existing research and content portfolio.

In July 2010, in accordance with the UBS AG agreement, the Company exercised its right to sell its auction rate securities back to UBS and liquidated the auction rate security portfolio in its entirety.   At June 30, 2010 the fair value of its auction rate security portfolio and its put option approximated par value.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, plans, objectives, expectations and intentions and other statements contained herein that are not historical facts and statements identified by words such as “expects,” “anticipates,” “will,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning. These statements may contain, among other things, guidance as to future revenue and earnings, operations, prospects of the business generally, intellectual property and the development of products.  These statements are based on our current beliefs or expectations and are inherently subject to various risks and uncertainties, including those set forth under the caption “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission, as amended and supplemented under the caption “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.  Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors, our ability to implement business and acquisition strategies or to complete or integrate acquisitions.  We do not undertake any obligation to update any forward-looking statements contained herein as a result of new information, future events or otherwise. References herein to “Kenexa,” “we,” “our,” and “us” collectively refer to Kenexa Corporation, a Pennsylvania corporation, and all of its direct and indirect U.S., U.K., Canada, India, and other foreign subsidiaries.

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

    We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2009, we had a customer base of approximately 4,900 companies, including approximately 170 companies on the Fortune 500 list published in May 2009. Our customer base includes companies that we billed for services during the 12 months ended December 31, 2009 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $47.0 million or 55.6% of our total revenue for the six months ended June 30, 2010.

    Our customers typically purchase multi-year subscriptions which provide us with a recurring revenue stream.  During the six months ended June 30, 2010 and year ended December 31, 2009, our customers renewed over 80% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal.  This renewal rate provides us with a strong base of recurring revenue. We believe that our strong customer relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing customers and to achieve greater penetration within an organization.  As the business environment improves we expect renewal rates to improve to our historical renewal rate in excess of approximately 90%.

    During the six months ended June 2010 the unemployment rate dropped slightly from the prior year and with the drop we have witnessed a slow but steady improvement in business conditions.   While we expect the pace of the economic recovery to be erratic over the balance of this year and into 2011, we remain optimistic in the intermediate to longer term about our prospects for continued growth.

    In May 2010, we launched a major upgrade to our product line.  Our 2x platform includes applications such as 2x Recruit, 2x BrassRing, 2x Onboard and our first-to-market 2x Mobile solution.  Future modules to the 2x Platform include 2X Perform solution, 2x Assess, 2x Analytics and 2x Survey.  We believe that Kenexa 2x enables customers to improve productivity, increase cost savings, ensure compliance with corporate and legal mandates, and raise employee engagement.

2. Recent Events

On January 20, 2009, we entered into an ownership interest transfer agreement with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China for $1.3 million.  The initial investment provided us with a 46% ownership in the new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”), and a presence in China’s human capital management market.  The agreement with R and J also provided for a 1% annual ownership increase based upon adjusted EBITDA, as defined, for each of the years ended 2008, 2009 and 2010.  In the third and fourth quarter of 2009, based upon the 2008 operating results for R and J, we paid an additional $0.2 million for an additional 1% ownership interest in the variable interest entity.  The variable interest entity was financed with $0.3 million in initial equity contributions from Kenexa and R and J, and has no borrowings for which its assets would be used as collateral.  On September 30, 2009, we provided $0.2 million of financing for the variable interest entity.  The creditors of the variable interest entity do not have recourse to our other assets.

         On May 21, 2009, we terminated our secured credit agreement with PNC Bank.  We believe that our cash, short-term investments, UBS Settlement Agreement for our auction rate securities and projected cash from operations will be sufficient to meet our operating liquidity needs for at least the next twelve months.

 On June 11, 2009 and July 16, 2009, two putative class actions were filed against Kenexa Corporation and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. The complaint filed on July 16, 2009 has since been voluntarily dismissed.  In the pending action, Building Trades United Pension Trust Fund, individually and on behalf of all others similarly situated alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by Kenexa.  This action seeks unspecified damages, attorneys’ fees and expenses.

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

At June 30, 2010 the fair value of our auction rate security portfolio and our put option approximated par value.  In July 2010, in accordance with the UBS AG agreement, we exercised our right to sell our auction rate securities back to UBS and liquidated the auction rate security portfolio in its entirety.

    On July 26, 2010, we  acquired all of the outstanding stock of The Centre for High Performance Development (Holdings) Limited (“CHPD”) which operates as a leadership development and management training company based in London, England for a purchase price of approximately $4.2 million in cash.  The total cost of the acquisition including estimated legal, accounting, and other professional fees was approximately $4.3 million. We deposited $0.4 million into escrow to cover any claims for indemnification.  We acquired all assets and liabilities of CHPD using our existing cash and expect the acquisition of CHPD will enhance our existing research and content portfolio.

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

Our customers primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our customers have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled.  Recently as economic conditions have improved, contract renewals have increased.  During the six months ended June 30, 2010 and year ended December 31, 2009 our customers renewed over 80% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal during the period rather than our historical renewal rate of approximately 90%.  As the business environment improves, we expect renewal rates to improve to the 90% range.

Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met.  As of June 30, 2010, deferred revenue increased by $7.8 million or 15.8% to $57.8 million from $50.0 million at December 31, 2009.  The increase in deferred revenue is a result of increased sales volume from the prior year.  We generally price our solutions based on the number of software applications and services included and the number of customer employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

We derive other revenue from the sale of discrete professional services and out-of-pocket expenses. The majority of our other revenue is derived from discrete professional services, which primarily consist of consulting and training services. This revenue is recognized differently depending on the type of service provided as described in greater detail below under “Critical Accounting Policies and Estimates.”

For the three months ended June 30, 2010, approximately 73.0% of our total revenue was derived from sales in the United States. Revenue that we generated from customers in the United Kingdom, Germany, China and Canada, was approximately 8.0%, 3.7%, 2.9% and 2.2%, respectively, for the six months ended June 30, 2010. Revenue for all other countries amounted to an aggregate of 10.2%. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the six months ended June 30, 2010.

    For the six months ended June 30, 2010, approximately 75.2% of our total revenue was derived from sales in the United States. Revenue that we generated from customers in the United Kingdom, Germany and China was approximately 7.4%, 3.2% and 2.6%, respectively, for the six months ended June 30, 2010. Revenue for all other countries amounted to an aggregate of 11.6%. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the six months ended June 30, 2010.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands (other than percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenue	$44,865	$39,465	$84,529	$78,296
Subscription revenue as a percentage of total revenue	80.5%	86.3%	82.1%	86.0%
Non-GAAP income from operations	$3,797	$4,369	$6,071	$8,301
Net cash provided by operating activities	$7,174	$7,485	$15,980	$16,365

	As of December 31,	As of June 30,
	2009	2010	2009
Deferred revenue	$49,964	$57,844	$42,223

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

Net cash provided by operating activities. Net cash provided by operating activities is taken from our consolidated statement of cash flows and represents the amount of cash generated by our operations that is available for investing and financing activities. Generally, our net cash provided by operating activities has exceeded our operating income.  It is possible that this trend may vary as business conditions change.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the year ended December 31,	For the three months ended June 30,		For the six months ended June 30,
	2009	2010	2009	2010	2009
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$38,638	$54,504	$41,427	$49,964	$38,638
Total invoiced subscriptions during period	145,180	39,460	34,837	77,252	70,891
Subscription revenue recognized during period	(133,854)	(36,120)	(34,041)	(69,372)	(67,306)

Deferred revenue at end of period	$49,964	$57,844	$42,223	$57,844	$42,223

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

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income (loss) from operations	$1,708	$1,860	$1,770	$(31,708)
Share-based compensation expense	1,277	1,450	2,568	2,695
Amortization of intangibles associated with acquisitions	812	1,059	1,733	2,142
Severance expense	—	—	—	1,156
Goodwill impairment charge	—	—	—	33,329
Professional fees associated with variable interest entity	—	—	—	687
Non-GAAP income from operations	$3,797	$4,369	$6,071	$8,301

Our non-GAAP financial measures as set forth in the table above exclude the following:

Share-based compensation expense.  Share-based compensation expense consists of expenses for stock options and stock awards that we began recording in accordance with ASC 718 during the first quarter of 2006. Share-based compensation expenses are excluded in our non-GAAP financial measures because share-based compensation amounts are difficult to forecast. This is due in part to the magnitude of the charges which depends upon the volume and timing of stock option grants, which can vary dramatically from period to period, and external factors such as interest rates and the trading price and volatility of our common stock.  We believe that this exclusion provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results for future periods with results from past periods. The dilutive effect of all outstanding options is included in the calculation of diluted earnings per share on both a GAAP and a non-GAAP basis.

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

5. Results of Operations

Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009

The following table sets forth for the periods indicated, the amount and percentage of total revenue represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the three months ended June 30,					For the six months ended June 30,
	2010		2009			2010		2009
	Amount	Percent of Revenues	Amount	Percent of Revenues		Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription	$36,120	80.5%	$34,041	86.3%		$69,372	82.1%	$67,306	86.0%
Other	8,745	19.5%	5,424	13.7%		15,157	17.9%	10,990	14.0%
Total revenue	44,865	100.0%	39,465	100.0%		84,529	100.0%	78,296	100.0%
Cost of revenue	15,060	33.6%	13,637	34.6%		28,871	34.2%	27,333	34.9%
Gross profit	29,805	66.4%	25,828	65.4%		55,658	65.8%	50,963	65.1%
Operating expenses:
Sales and marketing	11,258	25.1%	8,241	20.9%		20,898	24.7%	16,946	21.6%
General and administrative	10,627	23.7%	9,917	25.1%		20,458	24.2%	20,790	26.6%
Research and development	2,132	4.8%	2,536	6.4%		4,416	5.2%	5,104	6.5%
Depreciation and amortization	4,080	9.1%	3,274	8.3%		8,116	9.6%	6,502	8.3%
Goodwill impairment charge	—	—%	—	—%		—	—%	33,329	42.6%
Total operating expenses	28,097	62.7%	23,968	60.7%		53,888	63.7%	82,671	105.6%
Income (loss) from operations	1,708	3.7%	1,860	4.7%		1,770	2.1%	(31,708)	(40.5	) %
Interest income (expense), net	137	0.3%	(221)	(0.6	) %	283	0.3%	(158)	(0.2	) %
Income (loss) on change in fair market value of auction rate securities and put option, net	34	0.1%	247	0.6%		3	0.0%	(48)	(0.1	) %
Income (loss) before income taxes	1,879	4.1%	1,886	4.7%		2,056	2.4%	(31,914)	(40.8	) %
Income tax expense	747	1.7%	575	1.5%		880	1.0%	1,057	1.4%
Net income (loss)	$1,132	2.4%	$1,311	3.2%		$1,176	1.4%	$(32,971)	(42.2	) %

Revenue

Total revenue increased by $5.4 million or 13.7% to $44.9 million, subscription revenue increased by $2.1 million or 6.2% to $36.1 million and other revenue increased by $3.3 million or 60.0% to $8.8 million for the three months ended June 30, 2010, compared to the same period in 2009.  Subscription revenue represented approximately 80.5% of our total revenue for the three months ended June 30, 2010.  Total revenue increased by $6.3 million or 8.0% to $84.6 million, subscription revenue increased by $2.1 million or 3.1% to $69.4 million and other revenue increased by $4.2 million or 38.2% to $15.2 million for the six months ended June 30, 2010, compared to the same period in 2009. Subscription revenue represented approximately 82.1% of our total revenue for the six months ended June 30, 2010.

The increase in total revenue for the three months ended June 30, 2010 is attributable to increased activity in our recruitment process outsourcing and other consulting services, our Chinese variable interest entity and accounting adjustments relating to the adoption of ASU 2009-13, which contributed $2.8 million, $1.3 million and $1.3 million, respectively, compared to the same period in 2009.  The same factors drove the increase in total revenue over the six months ended June 30, 2010, contributing $2.2 million, $2.1 million and $2.0 million, respectively, compared to the same period in 2009.   Based upon the current market conditions, we expect our subscription-based and other revenues to increase in 2010 over the prior year due to stabilization in the unemployment rate, slightly improved business environment and continued acceptance of our talent management solutions on-demand model.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our customers. Additionally, our application hosting costs, amortization of third-party license royalty costs, technical support personnel costs, overhead allocated based on headcount and reimbursed expenses are also recorded as cost of revenue.  Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our customer base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.  As our revenues begin to increase, we expect our cost of revenue to increase proportionately, subject to pricing pressure related to current economic conditions and slightly influenced by the mix of services and software. To the extent new customers are added, we expect that the cost of services, as a percentage of revenue, will be greater than those services associated with existing customers.

Cost of revenue increased by $1.5 million or 11.0% to $15.1 million during the three months ended June 30, 2010, compared to the same period in 2009. The $1.5 million increase was due to an increase in staff related expense, third party fees and reimbursable expenses of $0.5 million each. As a percentage of revenue, cost of revenue decreased by 1.0% to 33.6% for the three months ended June 30, 2010, compared to the same period in 2009. Deferred implementation costs recognized in connection with our adoption of ASU 2009-13 were approximately zero and $0.5 million for the three and six months ended June 30, 2010.

Cost of revenue increased by $1.6 million or 5.9% to $28.9 million during the six months ended June 30, 2010, compared to the same period in 2009.  The $1.6 million increase was due to an increase in staff related expense, third party fees and reimbursable expenses of $1.3 million, $0.5 million and $0.5 million, respectively, partially offset by a reduction in severance expense of $0.7 million. As a percentage of revenue, cost of revenue decreased by 0.7% to 34.2% for the six months ended June 30, 2010, compared to the same period in 2009.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions, and other variable compensation, travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the terms of the agreements.  Consistent with our past practice, we intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers at levels we deem appropriate given our current economic conditions.  We expect our sales and marketing expense to increase from current levels, mainly due to increased staff expense, marketing campaigns and continued emphasis on our rebranding effort.

Sales and marketing expense increased $3.0 million or 36.1 % to $11.3 million during the three months ended June 30, 2010, compared to the same period in 2009.  The $3.0 million increase was due primarily to increased staff and staff related expense of $1.6 million.  In addition, increases in marketing, travel and bad debt expense contributed $0.5 million, $0.5 million and $0.4 million, respectively, to the overall increase in sales and marketing expense as compared to the same period in 2009.  As a percentage of revenue, sales and marketing expense increased by 4.2% to 25.1%, for the three months ended June 30, 2010.

Sales and marketing expense increased $4.0 million or 23.5 % to $21.0 million during the six months ended June 30, 2010, compared to the same period in 2009.  The $4.0 million increase was due primarily to increased staff and staff related expense of $1.8 million, partially offset by a decrease in severance expense of $0.2 million.    In addition, increased expenses relating to marketing, travel, bad debt, and third party consultants contributed $0.7 million, $1.0 million, $0.4 million and $0.3 million to the increase as compared to the same period in 2009.  As a percentage of revenue, sales and marketing expense increased by 3.1% to 24.7%, for the six months ended June 30, 2010.

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

General and administrative expense increased by $0.7 million or 7.1% to $10.6 million during the three months ended June 30, 2010, compared to the same period in 2009. The $0.7 million increase was due primarily to an increase in professional fees of $0.9 million and other expense of $0.3 million partially offset by a reduction in bonus expense of $0.5 million.  The increase in professional fees is primarily due to litigation expenses from our class action and patent infringement suits.  As a percentage of revenue, general and administrative expense decreased by 1.4% to 23.7% for the three months ended June 30, 2010, compared to the same period in 2009.

General and administrative expense decreased by $0.4 million or 1.9% to $20.4 million during the six months ended June 30, 2010, compared to the same period in 2009.  The $0.4 million decrease was due primarily to a decrease in bonus, staff, and severance   expense of $0.7 million, $0.4 million and $0.2 million, respectively, partially offset by an increase of professional fees of $0.6 million and other expenses of $0.3 million. The increase in professional fees is primarily due to litigation expenses from our class action and patent infringement suits of approximately $1.2 million partially offset by a reduction in variable interest entity setup fees of $0.6 million for the six months ended June 30, 2010, compared to the same period in 2009.  As a percentage of revenue, general and administrative expense decreased by 2.4% to 24.2% for the six months ended June 30, 2010, compared to the same period in 2009.

Research and Development (“R&D”) Expense

Research and development expenses primarily consist of personnel and related costs, including salaries, and employee benefits, for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel and third party consultants.  Our research and development efforts have been devoted primarily to new product offerings and enhancements and upgrades to our existing products.  We expect research and development expenses to remain flat or increase slightly as we continue to execute on our strategies which include furthering the common services enterprise architecture, introducing Kenexa 2x modules, and continuing to develop feature enhancements.   As a result of these ongoing development efforts, we have capitalized software costs of $3.3 million and $6.0 million for the three and six months ended June 30, 2010, respectively and $2.8 million and $5.0 million for the three and six months ended June 30, 2009, respectively.  The remaining R&D activities have been expensed as incurred.

Research and development expense decreased by $0.4 million or 16.0% to $2.1 million during the three months ended June 30, 2010, compared to the same period in 2009, due to a reduction in staff expense.  As a percentage of revenue, research and development expense decreased by 1.6% to 4.8% for the three months ended June 30, 2010, compared to the same period in 2009.

Research and development expense decreased by $0.7 million or 13.7% to $4.4 million during the six months ended June 30, 2010, compared to the same period in 2009, due to a reduction in staff expense, which included $0.1 million of severance expense.  As a percentage of revenue, research and development expense decreased by 1.3% to 5.2% for the six months ended June 30, 2010, compared to the same period in 2009.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.8 million and $1.6 million or 24.2% and 24.6% to $4.1 million and $8.1 million during the three and six months ended June 30, 2010, respectively, compared to the same period in 2009.

The $0.8 million and $1.6 million increase was due primarily to increased depreciation expense associated with our capitalized software and equipment purchases.  In the future, we expect depreciation and amortization expense to increase due to recent capital purchases and as we place our software development costs into service.  The increase in capitalized software development costs is directly attributable to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software.”

Income Tax Expense

Income tax expense increased by $0.1 million or 16.7% to $0.7 million during the three months ended June 30, 2010 and decreased by 0.2 million or 18.2% to $0.9 million during the six months ended June 30, 2010, compared to the same period in 2009.

6. Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our revolving credit facilities and the issuance of equity. As of June 30, 2010, we had cash and cash equivalents of $47.5 million and investments of $18.0 million. In addition, we had no debt and approximately $0.4 million in capital equipment leases.  Cash held in foreign denominated currencies was $15.1 million or 31.7% of our total cash balance as of June 30, 2010.  A ten percent change in the exchange rate of the underlying currencies would have a material impact on our foreign denominated cash balances on our statement of cash flows.

Our cash provided from operations was $16.0 million and $16.4 million for the six months ended June 30, 2010 and 2009.  Cash provided by and (used in) investing activities was $2.9 million and $(12.8) million for the six months ended June 30, 2010 and 2009.  Cash provided by financing activities was $0.3 million for the six months ended June 30, 2010 and less than $0.1 million for the six months ended June 30, 2009.  Our net increase in cash and cash equivalents was $18.2 million and $3.6 million for the six months ended June 30, 2010 and 2009, respectively, resulting primarily from our operating activities.  We expect positive cash flow from operations to continue in future periods.

As of June 30, 2010, we held auction rate securities with a fair and par value of $6.6 million. Our auction rate securities portfolio includes investments rated A, AA and AAA and are comprised of federally and privately insured student loans.  In July 2010, in accordance with our agreement with UBS AG, we exercised our right to sell our auction rate securities back to UBS and liquidated our portfolio in its entirety.   At June 30, 2010 the fair value of our auction rate security portfolio and our put option approximated par value.

Our auction rate securities were acquired through UBS AG.  Due to the failure of the auction rate market in early 2008, UBS and other major banks entered into agreements with governmental agencies to provide liquidity to owners of auction rate securities. In November 2008, we entered into an agreement with UBS which provided (1) us with a “no net cost” loan up to the par value of Eligible auction rate securities  until September 30, 2010, (2) us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3)  UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012.  Refer to Footnote 3 – Investments of the Notes to Consolidated Financial Statements for additional information.

On May 31, 2009, we terminated our secured credit agreement with our bank and as a result, no longer have a revolving credit facility or other debt financing arrangement.  We believe that our cash and short-term investments and our projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

Operating Activities

Historically, our largest source of operating cash flows was cash collections from our customers following the purchase and renewal of their software subscriptions. More recently we optimized our payment efforts with our vendors and we are more actively collecting on customer renewals to increase our operating cash flows.  Payments from customers for subscription agreements are generally received quarterly in advance of providing services. We also generate significant cash from our recruitment process outsourcing services, and to a lesser extent, our consulting services. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities.

Net cash provided by operating activities was $16.0 million and $16.4 million for the six months ended June 30, 2010 and 2009, respectively.  Net cash provided by operating activities for the six months ended June 30, 2010 resulted primarily from net income of approximately $1.2 million, non-cash charges to net income of approximately $10.7 million, an increase in deferred revenue of $8.0 million offset by an increase in accounts receivables of $3.4 million and changes in working capital of $0.5 million.

Net cash provided by operating activities for the six months ended June 30, 2009 resulted primarily from a net loss of approximately $33.0 million, increase in deferred tax benefits of $1.0 million and changes in working capital of $1.4 million offset by non-cash charges to net income of $9.4 million, a non-cash goodwill impairment charge of $33.3 million, an increase in deferred revenue of $3.4 million, and a decrease in accounts receivables of approximately $5.7 million.

Investing Activities

Net cash provided by and (used in) investing activities was $2.9 million and $(12.8) million for the six months ended June 30, 2010 and 2009, respectively.  Cash flows used in investing activities consisted primarily of adjustments for earnouts, taxes, escrow payments, acquisitions and additional capital equipment as follows:

	For the six months ended June 30, 2010	For the six months ended June 30, 2009
StraightSource acquisition	$—	$(3.1)
HRC acquisition	—	(0.2)
Quorum acquisition	(1.7)	(0.4)
Capitalized software and purchases of property and equipment	(8.0)	(7.4)
Purchases of available-for-sale securities	(4.4)	(3.8)
Sales of available-for-sale securities	8.3	2.3
Sales of trading securities	8.7	1.2
Investment in variable interest entity	—	(1.4)
Total cash flows provided by (used in) by investing activities	$2.9	$(12.8)

Financing Activities

Net cash provided by financing activities was $0.3 million and less than $0.1 million for the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, net cash provided by financing activity resulted primarily from net proceeds from stock option exercises and share issuance from our employee stock purchase plan of $0.2 million each, partially offset by repayments of capital lease obligations and notes payable of $0.1 million.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We derive our revenue from two sources: (1) subscription revenues for solutions, which are comprised of subscription fees from customers accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for professional services and reimbursed out-of-pocket expenses. Because we provide our solutions as a service, we follow the provisions of Financial Accounting Standards Board (“FASB”) ASC 605-10, “Revenue Recognition” and FASB ASC 605-25 “Multiple Element Arrangements.”  We recognize revenue when all of the following conditions are met:

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

Other Revenue. Other revenue consists of discrete professional services and reimbursable out-of-pocket expenses. Discrete professional services, when sold with subscription and support offerings, are accounted for separately since these services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the delivered elements.  Our arrangements do not contain general rights of return.  Additionally, when professional services are sold with other elements, the consideration from the revenue arrangement is allocated among the separate elements based upon their relative selling prices. Revenues from professional services are recognized based upon proportional performance as value is delivered to the customer.

Prior to its adoption of ASU 2009-13, in determining whether revenues from professional services could be accounted for separately from subscription revenue, we considered the following factors for each agreement: availability from other vendors, whether objective and reliable evidence of fair value exists of the undelivered elements, the nature and the timing of when the agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the customer's satisfaction with the other services.
In accordance with FASB ASC 605-45, “Principal Agent Considerations,” we record reimbursements received for out-of-pocket expenses as revenue and not netted with the applicable costs.  These items primarily include travel, meals and certain telecommunication costs.  Reimbursed expenses totaled $1.0 million and $1.5 million for the three and six months ended June 30, 2010, respectively and $0.5 million and $1.1 million for the three and six months ended June 30, 2009, respectively.

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

In addition to modifying revenue recognition for ATS arrangements, the new guidance contained in ASU 2009-13 permits us to unbundle multiple products within an arrangement using the relative selling price method.   Previously, these deliverables were treated as one unit of accounting with revenue under these arrangements being deferred until all products, for which we lacked objective evidence of fair value, were delivered.  Under the new guidance, total consideration is allocated to each product using the relative selling price method and recognized as each product is delivered to the customer.  In addition, the new guidance prohibits the use of the residual method for determining the value of the delivered element.

Based upon a preliminary analysis, we determined that the adoption of ASU 2009-13 did not have a material impact on the financial statements after the initial adoption.  This conclusion is based in part on the following facts:

•
Revenue that would have been recognized if the related arrangements entered into or materially modified after the effective date were subject to the measurement requirements of ASC 605-25 would have been $1.3 million and $2.0 million or 2.8% and 2.3% less than currently reported revenue of $44.9 million and $84.5 million, for the three and six months ended June 30, 2010.

•
Revenue that would have been recognized in the year before the year of adoption if the arrangements accounted for under ASC 605-25 were subject to the new measurement requirements of ASU 2009-13 would have been $0.1 million and $0.1 million or 0.21% and 0.13% greater than the reported revenue of $39.5 million and $78.3 million, for the three and six months ended June 30, 2009.

•	Revenue recognized and deferred revenue reported as of and for the quarter ended June 30, 2010 using ASC 605-25 and ASU 2009-13 is presented as follows:

	Revenue recognized	Deferred revenue

ASC 605-25	$82.5	$51.2
ASU 2009-13	2.0	6.6
Total	$84.5	$57.8

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

While the pricing model, currently in use, captures all critical variables, unforeseen changes due to external market forces may result in a revision of the inputs.  These modifications may result in the consideration allocation differing from the one presently in use.  Absent a significant change in the pricing inputs or the way in which the industry structures its deals, future changes in the pricing model are not expected to materially affect our allocation of arrangement consideration.

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

Capitalized Software Development Costs

In accordance with FASB ASC 985, “Software,” and FASB ASC 350, “Intangibles-Goodwill and Other,” costs incurred in the preliminary stages of a development project are expensed as incurred.  Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred.  Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this report.  We have capitalized software costs of $6.0 million and $9.7 million for the period ended June 30, 2010 and the year ended December 31, 2009, respectively.

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

During the quarter ended March 31, 2009 we reevaluated our goodwill due to continued adverse changes in the economic climate, a 32.5% decline in our market capitalization from December 31, 2008 through March 31, 2009 and a downward revision in internal projections.  These factors signaled a triggering event, which required us to determine whether and to what extent our goodwill may have been impaired as of March 31, 2009.  The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill with no assets or liabilities written up or down, nor any additional unrecognized identifiable intangible assets recorded as part of this process.  Based on the analysis, a goodwill impairment charge of $33.3 million was recorded to write off the remaining balance of our goodwill for the quarter ended March 31, 2009. The goodwill impairment charge had no effect on our cash balances.  We conducted the 2009 annual evaluation of goodwill for impairment and determined that there was no impairment at October 1, 2009.  We determined there was no triggering event at December 31, 2009 and June 30, 2010 which required an interim impairment analysis.

Classification and Fair Value Measurement of Auction Rate Securities

As of June 30, 2010, we held investments in auction rate securities having contractual maturities of greater than one year and interest rate reset features of between 7 and 35 days. These auction rate securities were priced and initially traded as short-term investments because of the interest rate reset feature.  During 2008, as a result of the deterioration in the credit markets, our auction rate securities failed to trade at auctions due to insufficient bids from buyers.  The credit market crisis led to uncertainty surrounding the liquidity of our auction rate securities investments and required us to reclassify our auction rate securities to long-term investments.  In June 2009, due to our ability to liquidate these securities within the next twelve months, we reclassified our auction rate securities to short-term investments on our Consolidated Balance Sheet.

Due to the failure of the auction rate market in early 2008, UBS AG and other major banks entered into discussions with government agencies to provide liquidity to owners of auction rate securities.  In November 2008, we entered into an agreement (the “UBS Settlement Agreement”) with UBS AG which provided (1) us with a “no net cost” loan up to the par value of Eligible auction rate securities until June 30, 2010, (2)  us the right to sell these auction rate securities back to UBS AG at par, at our sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (3) UBS AG the right to purchase these auction rate securities or sell them on our behalf at par anytime through July 2, 2012 (See Footnote 3 – Investments of the Notes to Consolidated Financial Statements).  Following the execution of the UBS Settlement Agreement, we determined that we no longer had the intent to hold the auction rate securities until either maturity or recovery of the auction rate securities market.  Based on this unusual circumstance related to the execution of the UBS Settlement Agreement, we transferred these investments from available–for-sale to trading securities and began recording the change in fair value of the auction rate securities as gains or losses in current statement of operations.

 As of June 30, 2010, our auction rate securities, which were acquired through UBS AG, had a par value of $6.6 million.  At June 30, 2010 the fair value our auction rate securities portfolio and our put option approximated par value.  In July 2010, in accordance with our agreement with UBS AG, we exercised our right to sell our auction rate securities back to UBS and liquidated our portfolio in its entirety.

Contemporaneous with the determination to transfer the auction rate securities to trading securities, we elected to measure the value of our option to put the securities (“put option”) to UBS AG under the fair value option of FASB ASC 825, “Financial Instruments.”  As a result, at December 31, 2008, we recorded a non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2.2 million.   In June 2009, due to our ability to exercise our put option within the next twelve months, we reclassified our put option from long-term assets to other current assets on our consolidated balance sheet.  At December 31, 2009, the put option’s estimated fair value decreased to $1.4 million.  At June 30, 2010, the put option’s estimated fair value decreased to zero resulting in a non-operating loss of $1.0 million and $1.4 million for the three and six months ended June 30, 2010, respectively.

As a result of the transfer of the auction rate securities from available-for-sale to trading investment securities noted above, we also recorded a non-operating gain for the twelve months ended December 31, 2009 of approximately $0.8 million. The recording of the loss relating to the decrease in the fair value of the put option and the recognition of the gain in the auction rate securities resulted in an overall net gain of less than $0.1 million for the three and six months ended June 30, 2010.

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. Self-insurance accruals totaled approximately $0.5 million and $0.6 million as of June 30, 2010 and December 31, 2009, respectively. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management's estimates.

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

Our determination of the level of valuation allowance at June 30, 2010 is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions.  Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the six months ended June 30, 2010, approximately 75.2% of our total revenue was comprised of sales to customers in the United States.  A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar, relative to each of our non-U.S. generated sales would not have resulted in a material change to our operating results.

 While we believe we have implemented a strategy, utilizing each country’s operations as a natural hedge, to mitigate foreign currency risk, changes in foreign currency exchanges rates in future periods will continue to affect our financial position and results of operations as it is reported in U.S. Dollars.  At June 30, 2010, approximately 31.7% of our cash and cash equivalents were denominated in foreign currencies, such as, a ten percent change in the exchange rate of the underlying currencies would have a material impact on our foreign denominated cash balances on our statement of cash flows.  Although, we currently do not have a program in place to manage our foreign cash currency cash exposures, we will continue to monitor these balances to determine if a more formal approach is necessitated.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were decreases of $2.7 million and $0.9 million during the period ended June 30, 2010 and the year end December 31, 2009, respectively, and are included in other comprehensive loss. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have had a significant effect on our interest income for the three and six months ended June 30, 2010 and 2009.

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

Item 4: Removed and Reserved

Removed and Reserved.

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

August 9, 2010
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