Form 10-Q
period 2010-09-30
KENEXA CORP
filed 2010-11-09
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐   No  ☒

On November 5, 2010, 22,779,496 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

,

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended September 30, 2010

PART I FINANCIAL INFORMATION
Item 1: Financial Statements
Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2010	December 31, 2010
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$90,430	$29,221
Short-term investments	—	29,570
Accounts receivable, net of allowance for doubtful accounts of $1,896 and $2,090, respectively	34,918	26,782
Unbilled receivables	5,128	4,457
Income tax receivable	273	1,704
Deferred income taxes	6,319	8,685
Prepaid expenses and other current assets	10,813	8,428
Total Current Assets	147,881	108,847
Property and equipment, net of accumulated depreciation	18,542	19,530
Software, net of accumulated amortization	21,060	17,337
Goodwill	5,997	3,204
Intangible assets, net of accumulated amortization	8,602	9,143
Deferred income taxes, non-current	36,686	34,879
Deferred financing costs, net of accumulated amortization	81	—
Other long-term assets	9,975	9,403
Total assets	$248,824	$202,343

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$9,352	$5,727
Notes payable, current	5	16
Commissions payable	2,047	671
Accrued compensation and benefits	6,387	4,820
Other accrued liabilities	7,042	6,376
Deferred revenue	58,708	49,964
Capital lease obligations	229	211
Total current liabilities	83,770	67,785

Capital lease obligations, less current portion	107	259
Revolving credit loan	25,000	—
Deferred income taxes	530	850
Other non-current liabilities	1,892	1,981
Total liabilities	111,299	70,875

Commitments and Contingencies

Temporary Equity
Noncontrolling interest	2,546	1,330

Shareholders’ Equity
Preferred stock, par value $0.01; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 22,708,829 and 22,561,883 shares issued and outstanding, respectively	227	226
Additional paid-in-capital	278,656	275,127
Accumulated deficit	(139,795)	(141,712)
Accumulated other comprehensive loss	(4,109)	(3,503)
Total shareholders’ equity	134,979	130,138

Total liabilities and shareholders’ equity	$248,824	$202,343

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Subscription	$39,764	$33,221	$109,136	$100,527
Other	11,020	7,093	26,177	18,083
Total revenues	50,784	40,314	135,313	118,610
Cost of revenues	17,957	13,129	46,828	40,462
Gross profit	32,827	27,185	88,485	78,148

Operating expenses:
Sales and marketing	11,642	9,083	32,540	26,029
General and administrative	12,084	10,182	32,542	30,972
Research and development	3,277	2,453	7,693	7,557
Depreciation and amortization	4,341	3,582	12,457	10,084
Goodwill impairment charge	—	—	—	33,329
Total operating expenses	31,344	25,300	85,232	107,971

Income (loss) from operations	1,483	1,885	3,253	(29,823)
Interest income (expense)	72	(28)	355	(186)
(Loss) income on change in fair market value of investments including ARS and put option, net and sale of municipal bonds	(382)	102	(379)	54
Income (loss) before income tax	1,173	1,959	3,229	(29,955)
Income tax expense	26	361	906	1,418
Net income (loss)	$1,147	$1,598	$2,323	$(31,373)
Income allocated to noncontrolling interests	(188)	—	(406)	—
Accretion associated with variable interest entity	(809)	—	(809)	—
Net income (loss) allocable to common shareholders	$150	$1,598	$1,108	$(31,373)

Basic net income (loss) per share	$0.01	$0.07	$0.05	$(1.39)
Weighted average shares used to compute net income (loss) allocable to common shareholders per share – basic	22,629,050	22,539,717	22,603,323	22,525,144
Diluted net income (loss) per share	$0.01	$0.07	$0.05	$(1.39)
Weighted average shares used to compute net income (loss) allocable to common shareholders per share – diluted	23,168,553	22,920,935	23,098,070	22,525,144

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Shareholders’ equity	Comprehensive (loss) income
Balance, December 31, 2008	$225	$269,365	$(110,633)	$(2,421)	$156,536	$(108,520)
Loss on currency translation adjustments	—	—	—	(925)	(925)	(925)
Unrealized loss on short-term investments	—	—	—	(157)	(157)	(157)
Share-based compensation expense	—	5,364	—	—	5,364	—
Option exercises	—	70	—	—	70	—
Employee stock purchase plan	1	328	—	—	329	—
Income allocated to noncontrolling interest	—	—	(61)	—	(61)	(61)
Net loss	—	—	(31,018)	—	(31,018)	(31,018)
Balance, December 31, 2009	$226	$275,127	$(141,712)	$(3,503)	$130,138	$(32,161)
Loss on currency translation adjustments	—	—	—	(834)	(834)	(834)
Unrealized gain on short-term investments	—	—	—	228	228	228
Share-based compensation expense	—	3,578	—	—	3,578	—
Option exercises	1	457	—	—	458	—
Employee stock purchase plan	—	303	—	—	303	—
Income allocated to noncontrolling interest	—	—	(406)	—	(406)	(406)
Accretion associated with variable interest entity	—	(809)	—	—	(809)	(809)
Net income	—	—	2,323	—	2,323	2,323
Balance, September 30, 2010 (unaudited)	$227	$278,656	$(139,795)	$(4,109)	$134,979	$502

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$2,323	$(31,373)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	12,457	10,084
Loss on disposal of property and equipment	48	—
Realized loss on available-for-sale securities	483	—
Gain (loss) on change in fair market value of ARS and put option, net	(3)	9
Goodwill impairment charge	—	33,329
Share-based compensation expense	3,578	4,080
Amortization of deferred financing costs	2	364
Bad debt net of recoveries	(23)	(471)
Deferred income tax benefit	(387)	(1,118)
Changes in assets and liabilities
Accounts and unbilled receivables	(6,896)	4,272
Prepaid expenses and other current assets	(3,522)	(1,907)
Income taxes receivable	1,432	83
Other long-term assets	(778)	(903)
Accounts payable	1,994	336
Accrued compensation and other accrued liabilities	2,259	180
Commissions payable	1,380	149
Deferred revenue	8,501	5,433
Other liabilities	(279)	(34)
Net cash provided by operating activities	22,569	22,513

Cash flows from investing activities
Capitalized software and purchases of property and equipment	(12,121)	(10,923)
Purchases of available-for-sale securities	(7,653)	(4,765)
Sales of available-for-sale securities	23,054	2,572
Sales of trading securities	15,291	1,650
Acquisitions and variable interest entity, net of cash acquired	(5,736)	(4,795)
Cash released from escrow for acquisitions	250	—
Net cash provided by (used in) investing activities	13,085	(16,261)

Cash flows from financing activities
Borrowings from revolving credit loan	25,000	—
Net repayments of notes payable	(9)	(73)
Repayments of capital lease obligations	(160)	(237)
Deferred financing costs	(83)	—
Proceeds from common stock issued through Employee Stock Purchase Plan	303	244
Net proceeds from option exercises	458	70
Net cash provided by financing activities	25,509	4

Effect of exchange rate changes on cash and cash equivalents	46	226
Net increase in cash and cash equivalents	61,209	6,482
Cash and cash equivalents at beginning of period	29,221	21,742
Cash and cash equivalents at end of period	$90,430	$28,224

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest expense	$30	$190
Income taxes paid	$909	$4,634
Income taxes refunded	$(1,725)	$—

Non-cash investing and financing activities:
Capital leases	$—	$513
Common stock issuance for earn out	$—	$1,050

See notes to consolidated financial statements

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation and its subsidiaries (collectively the “Company” or “Kenexa”) commenced operations in 1987 as a provider of recruiting services to a wide variety of industries.  In 1993, the Company offered its first automated talent management system.  Between 1994 and September 30, 2010, the Company acquired 29 businesses that enabled it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.  The Company’s business solutions include a comprehensive suite of on-demand software applications and complementary services, including outsourcing services and consulting, to help global organizations recruit high performing individuals and to foster optimal work environments to increase employee productivity and retention.

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

The accompanying consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009 have been made.  The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ended December 31, 2010 or for any other interim period.  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2009.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, short-term investments and  put option, if presented,  and accounts payable at September 30, 2010 and December 31, 2009 approximate fair value of these instruments.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable.  Credit risk arising from receivables is mitigated by the large number of customers comprising the Company's customer base and their dispersion across various industries.  The Company does not require collateral.  The customers are concentrated primarily in the Company’s U.S. market area.  At September 30, 2010 and December 31, 2009, there were no customers that represented more than 10% of the net accounts receivable balance.

For the three and nine months ended September 30, 2010 and 2009, no one customer individually exceeded 10% of the Company's revenues.  The Company’s top 3 customers represented approximately 13.9% and 13.0% for the three and nine months ended September 30, 2010 and 16.1% and 14.9% for the three and nine months ended September 30, 2009, respectively, of the Company’s total revenues.

As discussed in Footnote 3 – Investments of the Notes to the Consolidated Financial Statements, the Company sold its auction rate securities back to UBS AG in July 2010.

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency.  Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. The operations of the variable interest entity in China are translated from Chinese renminbis, for which the current exchange rate is approximately 6.8 renminbis to one U.S. dollar. The related translation adjustments are reported in the shareholders’ equity section of the balance sheet and resulted in a net reduction in shareholders’ equity of $834 and $925 for the periods ended September 30, 2010 and December 31, 2009, respectively.  The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Comprehensive income (loss)

Comprehensive income (loss) consists of net gains and losses on foreign currency translations, net unrealized gains and losses on short-term investments, net income allocated to noncontrolling interests, accretion associated with variable interest entity and net income or loss and is reported on the accompanying consolidated statements of shareholders’ equity.  For the nine months ended September 30, 2010 and 2009 comprehensive income was $502 and comprehensive loss was $32,045, respectively.

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

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks totaled $6,337 and $7,994 and represented 7.0% and 27.4% of our total cash and cash equivalents balance at September 30, 2010 and December 31, 2009, respectively.

Investments

Investments as of December 31, 2009 include floating rate letter of credit backed securities, municipal bonds and auction rate securities.  The maturities of these securities may range from 1 day to approximately 1 year and are rated A, AA and AAA by various rating agencies.  Certain investments are recorded at fair value based on current market rates and are classified as available-for-sale.  Changes in the fair value are included in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.  At December 31, 2009, other investments, including auction rate securities, are recorded at fair value and are classified as trading securities.  Changes in the fair value are included in the statement of operations in the accompanying consolidated financial statements.  Both the cost and realized gains and losses of these securities are calculated using the specific identification method.

Investment income

Investment income includes changes in the fair value of auction rate securities, put option related to the UBS Settlement Agreement and changes in the fair value of municipal bond securities.  See Footnote 3 – Investments of the Notes to Consolidated Financial Statements for further details.

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

The Company capitalized internal-use software costs for the nine month period ended September 30, 2010 and the year ended December 31, 2009 of $9,156 and $9,665, respectively. Amortization of capitalized internal-use software costs was $1,878 and $5,032 for the three and nine months ended September 30, 2010, respectively and $572 and $2,283 for the three and nine months ended September 30, 2009, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Prepaid expenses	$6,814	$4,845
Deferred implementation costs	3,207	2,096
UBS Settlement Agreement	—	1,374
Other current assets	792	113
Total prepaid expenses and other current assets	$10,813	$8,428

Deferred implementation costs represent internal payroll and other costs incurred in connection with the configuration of the sites associated with our internet hosting arrangements.  Prior to our adoption of ASU 2009-13 on January 1, 2010 (see revenue recognition accounting policy for implementation service revenue), these costs were deferred over the implementation period which precedes the hosting period, typically three to four months, and were expensed ratably when the hosting period commences, typically four to five years.  The remaining deferred costs at September 30, 2010 relate to implementations which commenced prior to the adoption of ASU 2009-13 and will continue to be deferred until such time as the hosting or license period for those specific contracts commences, at which time these costs will be expensed over the hosting period in accordance with our previous accounting policy.  Implementation costs related to contracts signed or modified after January 1, 2010, our date of adoption of ASU 2009-13, will be expensed as incurred to be consistent with our new accounting policy related to implementation service revenue.  During the nine months ended September 30, 2010, approximately $481 of previously deferred costs were expensed because the implementation revenue related to a certain contract is now being recognized in accordance with our new revenue recognition policy in connection with a material modification of that contract during the quarter ended March 31, 2010.

Other Long-Term Assets

Other long-term assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Acquisition related escrow balances (1)	$1,096	$1,397
Security deposits	1,422	1,529
Deferred implementation costs	5,107	6,263
Other long-term assets	2,350	214
Total other long-term assets	$9,975	$9,403

(1)
For acquisitions that occurred prior to January 1, 2009 and upon completion of the escrow term and settlement of any outstanding claims, all remaining escrow balances are reclassified to additional purchase price consideration for the respective acquisition.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Goodwill

Since 2002, the Company has recorded goodwill in accordance with the provisions of FASB ASC, 350, “Intangibles-Goodwill and Other,” which discontinued the amortization of existing goodwill and instead requires the Company to annually review the carrying value of goodwill for impairment. Prior to 2007, the Company evaluated the carrying value of its goodwill under two reporting units within its single reporting segment.  During 2007, the Company combined those two reporting units into a single reporting unit to be in alignment with its organizational and management structure, which was evaluated and restructured as part of the integration of our acquired businesses.  As a result, in 2007 and 2008, goodwill was evaluated at the enterprise or Company level.  Following its investment in the variable interest entity in China in 2009, the Company reverted to evaluating the carrying value of goodwill under two reporting units within a single segment.  The Company conducted its 2009 annual evaluation of goodwill for impairment and determined that there was no impairment at October 1, 2009.  The Company determined there was no triggering event at December 31, 2009 and September 30, 2010 which could require an interim impairment analysis.

The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes and escrow adjustments, acquisitions and impairment charges, for the period ended September 30, 2010 and the year ended December 31, 2009 are as follows:

Balance as of December 31, 2008	$32,366
Acquisitions or adjustments:
Impairment charge	(33,329)
StraightSource	125
HRC Human Resources Consulting GmbH	215
Quorum International Holdings Limited	2,315
Shanghai Runjie Management Consulting Company (variable interest equity)	1,512
Balance as of December 31, 2009	$3,204
StraightSource	250
Quorum International Holdings Limited	459
Centre for High Performance Development	2,080
Other	4
Balance as of September 30, 2010	$5,997

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimates the liability based upon management’s judgment and historical experience.  At September 30, 2010 and December 31, 2009, self-insurance accruals totaled $474 and $556, respectively.  Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance expense if actual experience differs significantly from management’s estimates.

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

Share-based Compensation Expense

On January 1, 2006, the Company adopted FASB ASC 718, “Compensation-Stock Compensation,” using the Modified Prospective Approach (“MPA”). The MPA requires that compensation expense be recorded for restricted stock and all unvested stock options as of January 1, 2006.  Following the adoption, the Company recognized the cost of previously granted share-based awards under the straight-line basis over the remaining vesting period.  The compensation expense for new share-based awards with a service condition that cliff vest, is recognized on a straight-line basis over the award’s requisite service period.  For those awards with a service condition that have graded vesting, compensation expense is calculated using the graded-vesting attribution method.   This method entails recognizing expense on a straight-line basis over the requisite service period for each separately vesting portion as if the grant consisted of multiple awards, each with the same service inception date but different requisite service periods.  This method accelerates the recognition of compensation expense.  In accordance with FASB ASC 718, the pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method.

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

The Company records expenses billed to customers in accordance with FASB ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and certain telecommunication costs. Reimbursed expenses totaled $671 and $2,150 for the three and nine months ended September 30, 2010, respectively and $526 and $1,593 for the three and nine months ended September 30, 2009, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Pursuant to the transition rules contained in ASU 2009-13, the company elected to early adopt the provisions included in the amendment effective January 1, 2010.

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

In addition to modifying revenue recognition for ATS arrangements, the new guidance contained in ASU 2009-13 permits the Company to unbundle multiple products within an arrangement using the relative selling price method.   Previously, these deliverables were treated as one unit of accounting with revenue under these arrangements being deferred until all products, for which the Company lacked objective evidence of fair value, were delivered.  Under the new guidance, total consideration will be allocated to each product based upon the availability of vendor specific objective evidence (“VSOE”), third party evidence and the relative selling price method and recognized as each product is delivered to the customer.  In addition, the new guidance prohibits the use of the residual method for determining the value of the delivered element.

Based upon a preliminary analysis the Company has determined that the adoption of ASU 2009-13 will not have a material impact on the financial statements after the initial adoption.  This conclusion is based in part on the following facts:

•
Revenue that would have been recognized if the related arrangements entered into or materially modified after the effective date were subject to the measurement requirements of FASB ASC 605-25, “Multiple Element Arrangements,” would have been $27 and $1,990 or 0.1% and 1.5% less than currently reported revenue of $50,784 and $135,313, for the three and nine months ended September 30, 2010.

•
Revenue that would have been recognized in the year before the year of adoption if the arrangements accounted for under ASC 605-25 were subject to the new measurement requirements of ASU 2009-13 would have been $229 and $331 or 0.6% and 0.3% more than the reported revenue of $40,314 and $118,610, for the three and nine months ended September 30, 2009.

•	Revenue recognized and deferred revenue as of and for the period ended September 30, 2010 from applying ASC 605-25 and ASU 2009-13:

	Revenue recognized for the nine months ended September 30, 2010	Deferred revenue for the period ended September 30, 2010
ASC 605-25	$133,323	$51,512
ASU 2009-13	1,990	7,196
Total	$135,313	$58,708

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

The Company utilizes a pricing model for its products which considers market factors such as customer demand for its products, and the geographic regions where the products are sold.   In addition, the model considers entity-specific factors such as volume based pricing, discounts for bundled products and total contract commitment.  Management approval of the model ensures that all of the Company’s selling prices are consistent and within an acceptable range for use with the relative selling price method.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share

The Company follows FASB ASC 260, “Earnings Per Share,” which requires companies that are publicly held or have complex capital structures to present basic and diluted earnings per share on the face of the statement of operations.  Earnings (loss) per share is based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the exercise of options if they are dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  Certain common stock equivalents of stock options and restricted stock issued and outstanding other than the options included in the table below were excluded in the computation of diluted earnings per share for the periods ended September 30, 2010 and 2009 since their effect was antidilutive.  A summary of the computation is presented in the table below.

Basic and diluted earnings (loss) per share are computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) allocable to common shareholders	$150	$1,598	$1,108	$(31,373)

Denominator:
Weighted average shares used to compute net income (loss) allocable to common shareholders per common share - basic	22,629,050	22,539,717	22,603,323	22,525,144
Effect of dilutive stock options and restricted stock	539,503	381,218	494,747	—
Weighted average shares used to compute net income (loss) allocable to common shareholders per common share – dilutive	23,168,553	22,920,935	23,098,070	22,525,144

Basic net income (loss) per share	$0.01	$0.07	$0.05	$(1.39)

Diluted net income (loss) per share	$0.01	$0.07	$0.05	$(1.39)

Total antidilutive stock options and restricted stock issued and outstanding	1,814,198	1,894,956	1,814,198	1,966,056

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

We adopted in January 2010, the Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force,” which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption did not have a material impact on the Company’s financial statements.   See “Revenue Recognition” above for further details, including financial impact.

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

     In December 2007, the FASB issued ASC 810-10, “Consolidation-Overall,” and ASC 805, “Business Combinations.”  Changes for business combination transactions pursuant to ASC 805 include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to ASC 810-10 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders’ equity and the elimination of "minority interest" accounting in results of operations. ASC 805 is required to be adopted and was effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 805 and ASC 810-10 impacted the Company’s accounting related to the consolidation of its variable interest entity in 2009 and impacted the accounting for the Company's current acquisition.

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

3.  Investments

The following is a summary of our short-term investments at December 31, 2009:

	Cost	Unrealized (loss) /gain	Accrued interest	Fair market value
Available for Sale securities
Municipal bond securities	$15,627	$(89)	$118	$15,656
Trading Securities
Auction rate securities	13,737	177	—	13,914
Total short-term investments as of December 31, 2009	$29,364	$88	$118	$29,570

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments (continued)

During the six months ended June 30, 2010 the Company liquidated $8,700 of its auction rate securities through periodic redemptions, which included $1,377 of realized gains.  For the three months ended September 30, 2010 the Company exercised its right to sell the remaining auction rate securities back to UBS at par value realizing $6,591 in proceeds, effectively liquidating its $13,914 investment at December 31, 2009.   For the three months ended September 30, 2010, in anticipation of the Salary.com acquisition (as discussed in Footnote 15 – Subsequent Events of the Notes to the Consolidated Financial Statements)  the Company liquidated the remaining balance of its municipal bonds, which totaled $15,656 at December 31, 2009.

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

Contemporaneous with the determination to transfer the auction rate securities to trading securities, the Company elected to measure the value of its option to put the securities (“put option”) to UBS AG under the fair value option of ASC 825, “Financial Instruments”.  As a result, the Company recorded at December 31, 2008 a non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2,219.  At December 31, 2009, the put option’s estimated fair value decreased to $1,374 and by June 30, 2010, the put option’s estimated fair value decreased to zero.

Based upon the results of the discounted cash flow analysis, the Company determined that the fair value of its investment in auction rate securities should be discounted approximately $2,219 to $16,513 at December 31, 2008, with any other-than temporary impairment in the fair value of the auction rate securities offset substantially by the fair value recognized for the rights provided in the settlement agreement.  As a result of the transfer of the auction rate securities from available-for-sale to trading investment securities noted above, the Company also recorded a non-operating gain for the nine months ended September 30, 2010 and the twelve months ended December 31, 2009 of approximately $1,377 and $833, respectively.   The recording of the loss relating to the decrease in the fair value of the put option and the corresponding recognition of the gain in the auction rate securities resulted in an overall net gain of approximately $3 for the nine months ended September 30, 2010.

Realized gains and losses from fixed-income, available for sale securities are primarily attributable to changes in interest rates.   During the quarter ended September 30, 2010, the Company liquidated its municipal bond securities, resulting in a realized loss of $382.   At December 31, 2009, contractual maturities of our short-term investments were one year or less.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments (continued)

The Company had investments that were valued in accordance with the provisions of ASC 820, “Fair Value Measurements and Disclosure.” Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820, Fair Value Measurements and Disclosure establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The estimated fair value of the Company’s municipal bond securities on December 31, 2009 of $15,656 was determined based upon quoted prices in active markets for identical assets or Level 1 inputs.  The estimated fair value of the Company’s auction rate securities on December 31, 2009 of $13,914 and was determined based upon significant unobservable inputs or Level 3 inputs.

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended September 30, 2009 is presented below:

Auction rate securities
Balance at December 31, 2008	$16,513
Net realized gains included in earnings	656
Settlements	(1,807)
Balance at September 30, 2009	$15,362

A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended September 30, 2010 is presented below:

Auction rate securities
Balance at December 31, 2009	$13,914
Net realized gains included in earnings	1,377
Settlements	(15,291)
Balance at September 30, 2010	$—

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions

Quorum International Holdings Limited

On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27,950, in cash, of which $19,753 was paid in April 2008 and $8,197 was paid in July 2008.  The total cost of the acquisition, including legal, accounting, other professional fees and additional consideration of $2,873, was approximately $30,823, including acquired intangibles of $8,633, with estimated useful lives between 3 and 10 years.  In addition, the acquisition agreement contains an earnout provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010.  Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement.  Pursuant to FASB ASC 805, “Business Combinations,” the Company accrues contingent purchase consideration when the outcome of the contingency is determinable beyond a reasonable doubt.  Based upon the results for the twelve month period through June 30, 2009, it was determined that an earnout payment was due to the former shareholders of Quorum and as such, the additional consideration of $1,167 was accrued for in the financial statements at December 31, 2009.  During the first quarter of 2010 additional consideration of $468 was determined payable.  The total consideration of $1,635 was paid in cash during the first quarter of 2010.  In addition, based upon the results for the twelve month period through June 30, 2010 no earnout payment was determined to be earned.  The Company evaluates the earnout provisions contained in the acquisition agreement at each financial statement reporting date.  In connection with the acquisition, €500 or approximately $687, of the purchase price was deposited into an escrow account and recorded in other long-term assets, to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement.  Although, the escrow agreement expired approximately two years from the acquisition date, the Company is currently evaluating the status of any claims and the amounts to be withheld from the escrow account.  The Company expects that the acquisition of Quorum will broaden its presence in the global recruitment market.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.   Quorum’s results of operations were included in the Company’s consolidated financial statements beginning on April 2, 2008.

The Centre for High Performance Development (Holdings) Limited

On July 26, 2010, the Company acquired all of the outstanding stock of which operates as a leadership development and management training company based in London, England for a purchase price of approximately $4,233 in cash.  The Company deposited €314 or approximately $428 into escrow to cover any claims for indemnification made by the Company or CHPD. The Company used its cash to acquire all the outstanding stock of CHPD.  The Company expects the acquisition of CHPD will enhance its existing research and content portfolio.  The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  CHPD’s results of operations were included in the Company’s consolidated financial statements beginning on July 26, 2010.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Variable Interest Entity

On January 20, 2009, the Company entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China.   In conjunction with the agreement, the Company paid $1,337 to provide an initial equity contribution and to compensate the former owners of R and J, who transferred their existing business into a new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”).  The initial payment provided the Company with a 46% ownership in the variable interest entity, and a presence in China’s human capital management market.   The former owners of R and J are required to transfer 1% additional ownership interests (in 1% increments up to 49% over a two year period), with consideration to be paid by the Company based upon adjusted EBITDA, as defined in the agreement.  In the fourth quarter of 2009, based upon the 2008 operating results for R and J, the Company paid an additional $206 for an additional 1% ownership interest in the variable interest entity.  At December 31, 2009 and September 30, 2010, the Company had a 47% ownership interest in the variable interest entity.

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

In accordance with ASC 810, “Variable Interest Entities,” the new entity qualified for consolidation as it was determined to be a variable interest entity and the Company as its primary beneficiary.   The determination of the primary beneficiary was based, in part, upon a qualitative assessment which included the Company’s commitment to finance the variable interest entity’s ongoing operations, the level of involvement in the variable interest entity’s operations, the use of the Company’s brand by the variable interest entity, and the lack of equity “at risk” by R and J given its put rights.  The variable interest entity is consolidated in the Company’s financial statements because of the Company’s implicit guarantee to provide financing as well as its significant involvement in the day-to-day operations.   The equity interests of R and J not owned by the Company are reported as a noncontrolling interest in the Company’s December 31, 2009 and September 30, 2010 accompanying consolidated balance sheets.  All inter-company transactions are eliminated.  See Footnote 2 – Summary of Significant Accounting Policies Principles of Consolidation for additional details.

The noncontrolling interest related to the variable interest entity is subject to periodic adjustments in its carrying amount based on the put rights contained in the agreement.  For the three months ended September 30, 2010, the Company accreted $809 based upon a calculation of the actual operating results of the variable interest entity for the twelve month period ended September 30, 2010.

The variable interest entity was financed with $307 in initial equity contributions from the Company and R and J, and has no borrowings for which R and J’s assets would be used as collateral.  Following the formation of the variable interest entity, the Company completed a valuation of the variable interest entity, which resulted in the recording of net tangible assets, intangible assets and goodwill of $314, $1,100 and $1,512, respectively in the consolidated balance sheet.   On September 30, 2009, the Company provided $160 of financing for the variable interest entity in the form of an intercompany loan.   The creditors of the variable interest entity do not have recourse to other assets of the Company.

Pursuant to ASC 480 “Distinguishing Liabilities from Equity,” (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities,”) due to the put rights included in the agreement, the Company has presented the estimated fair value of R and J’s 53% initial ownership interest and the calculated value of the put right in the variable interest entity amounting to $2,546 at September 30, 2010 in noncontrolling interest and classified the amount as temporary equity on the consolidated balance sheet.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements – Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6. Property, Equipment and Software

A summary of property, equipment and software and related accumulated depreciation and amortization as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Equipment	$19,255	$17,748
Software	34,600	28,397
Office furniture and fixtures	2,443	2,455
Leasehold improvements	2,805	2,735
Land	745	714
Building	8,653	7,828
Software in development	6,596	3,083
Total property, equipment and software	$75,097	$62,960
Less accumulated depreciation and amortization	35,495	26,093
Total property, equipment and software, net of accumulated depreciation and amortization	$39,602	$36,867

Depreciation and amortization expense is excluded from cost of revenues.  Equipment and office furniture and fixtures included assets under capital leases totaling $2,524 and $2,621 at September 30, 2010 and December 31, 2009, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $3,563 and $9,947 for the three and nine months ended September 30, 2010, respectively and $2,542 and $6,902 for the three and nine months ended September 30, 2009, respectively.

Pursuant to FASB ASC 360, “Property, Plant and Equipment,” the Company determined that there were no events that caused the fair value to exceed the carrying value, and therefore did not record a fixed asset impairment for the nine months ended September 30, 2010.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
Accrued professional fees	$410	$1,031
Straight line rent accrual	1,279	2,084
Other taxes payable	913	118
Income taxes payable	3,075	837
Other liabilities	1,365	1,139
Contingent purchase price	—	1,167
Total other accrued liabilities	$7,042	$6,376

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

8. Line of Credit

     On August 31, 2010, the Company entered into a secured credit agreement with PNC Bank, N.A. (the “Credit Agreement”), as administrative agent, in connection with its acquisition of Salary.com, as discussed in Footnote 15 – Subsequent Events of the Notes to the Consolidated Financial Statements.  The secured Credit Agreement includes a maximum amount available under the credit facility of $25,000 including a sublimit of up to $2,000 for letters of credit. Borrowings under the new credit facility are secured by substantially all of the Company’s assets and the assets of its subsidiaries. As of September 30, 2010 the Company borrowed $25.0 million under the Credit Agreement in connection with the acquisition of Salary.com.

     The Company’s borrowings under the Credit Agreement bear interest at the Company’s option at LIBOR plus 225 basis points or the Base Rate, as defined, plus 125 basis points. Interest on LIBOR borrowings is calculated on an actual/360 day basis and is payable the earlier of quarterly or on the last day of each interest period.  LIBOR advances are available for periods of 1, 2, 3 or 6 months. LIBOR pricing is adjusted for any statutory reserves.  The base interest rate at September 30, 2010 was 4.5%.

     Borrowings under the Credit Agreement are cross collateralized by a first priority perfected lien on the Company’s assets including, but not limited to, receivables, inventory, equipment, furniture, general intangibles, fixtures, real property and improvements.  The Credit Agreement contains various terms and covenants that provide for restrictions on payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with its covenants at September 30, 2010.

9.  Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate.  The 2010 effective tax rate is lower than the 35% statutory U.S. Federal rate primarily due to an increase in foreign sourced income.

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

During the nine months ended September 30, 2010, the valuation allowance increased from $7,460 at December 31, 2009 by approximately $886 and $2,310 of acquired valuation allowance from CHPD to $10,656 as management continues to believe based on the weight of available evidence; it is more likely than not that some of the deferred tax asset will not be realized.

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

On June 11, 2009 and July 16, 2009, two putative class actions were filed against Kenexa Corporation and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. The complaint filed on July 16, 2009 has since been voluntarily dismissed.  On September 28, 2010, the court granted Kenexa’s motion to dismiss the complaint filed on June 11, 2009 in its entirety.  The plaintiffs filed a motion for reconsideration of the court’s decision on October 12, 2010.

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

On October 1, 2010, Kenexa completed its acquisition of Salary.com, Inc. which included responsibility for the suit filed on August 13, 2010 by former shareholders and option holders of Genesys Software Systems, Inc. (Genesys) against Salary.com, Inc. and Silicon Valley Bank –Trustee Process Defendant in Massachusetts Superior Court.  Genesys asserts claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Massachusetts Unfair Business Practices Act, and declaratory judgment seeking damages of $2.0 million in contingent consideration related to the purchase of Genesys by Salary.com, plus other monetary damages and fees.  On September 7, 2010 Salary.com filed an answer and counterclaim against the Genesys parties, and certain former shareholders of Genesys, asserting breach of contract, breach of implied covenants of good faith and fair dealing, fraud, violation of the Massachusetts Unfair Business Practices Act, civil conspiracy, negligent misrepresentation, and declaratory judgment seeking to dismiss the original complaint and unspecified monetary damages.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Equity

Rollforward of Shares

The Company’s common shares issued for the nine months ended September 30, 2010 and the year ended December 31, 2009 are as follows:

Class A Common Shares

December 31, 2008 ending balance	22,504,924
Stock option exercises	14,747
Employee stock purchase plan	42,212
December 31, 2009 ending balance	22,561,883
Stock option exercises	105,486
Restricted stock awards	13,758
Employee stock purchase plan	27,702
September 30, 2010 ending balance	22,708,829

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Stock and Voting Rights

Undesignated Preferred Stock

The Company has 10,000,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at September 30, 2010 or December 31, 2009. These shares have preferential rights in the event of liquidation and payment of dividends.

Common Stock

At September 30, 2010 and December 31, 2009, the Company had 100,000,000 authorized shares of common stock.  At September 30, 2010 and December 31, 2009, shares of common stock outstanding were 22,708,829 and 22,561,883, respectively.  Each share of common stock has one-for-one voting rights.

Authorized but not issued shares

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock, of which 1,125,651 shares were repurchased at an aggregate cost of $20,429 as of December 31, 2008.  These shares were restored to original status prior to December 31, 2008 and accordingly are presented as authorized but not issued.  The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.  As of December 31, 2008 the amount of shares available for repurchase under the stock repurchase plan was 1,874,349.  No repurchases were or have been made under the stock repurchase plan from January 1, 2009 to September 30, 2010.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans

Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Company’s Board of Directors (the “Board”) in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options, restricted stock awards and restricted stock units to employees and directors at the discretion of the Board or a committee of the Board.  The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”).  The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company.  Stock options granted under both the 2005 Option Plan and the 2000 Stock Option Plan generally expire between the fifth and tenth anniversary of the date of grant and vest on either the third anniversary of the date of grant for cliff vesting or one quarter each year for four years for graded-vesting.  Unexercised stock options may expire up to 90 days after an employee's termination for options granted under the 2000 and 2005 Option Plan.

As of September 30, 2010, there were options to purchase and restricted stock of 3,549,623 and 98,758, respectively, shares of common stock outstanding under the 2000 and 2005 Option Plan.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options and restricted stock granted under the 2005 Option Plan.  As of September 30, 2010, there were a total of 451,546 shares of common stock not subject to outstanding options and restricted stock and available for issuance under the 2005 Option Plan.

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

No options were granted during the three months ended September 30, 2010.  The following table provides the assumptions used in determining the fair value of service based awards as follows:

	Quarter ended June 30, 2010 Service based awards	Quarter ended March 31, 2010 Service based awards	Year ended December 31, 2009 Service based awards
Expected volatility	63.30-65.91%	63.38%	62.70 – 69.38%
Expected dividends	0	0	0
Expected term (in years)	3-6.25	6.25	3 - 6.25
Risk-free rate	0.98-2.36%	3.27%	1.36 - 3.09%

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

A summary of the status of the Company’s stock options and restricted stock as of September 30, 2010 and December 31, 2009 and changes during the period then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares Available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2008	1,732,506	2,487,654	$17.33	447,854	$14.01
Granted – options	(756,000)	756,000	6.12	—	—
Exercised	—	(14,747)	4.72	—	—
Forfeited or expired	55,000	(55,000)	22.76	—	—
Balance at December 31, 2009	1,031,506	3,173,907	$14.63	696,407	$17.68
Granted – options	(547,822)	547,822	11.24	—	—
Granted – restricted stock	(98,758)	98,758	—	—	—
Exercised	—	(105,486)	11.41	—	—
Forfeited or expired	66,620	(66,620)	17.55	—	—
Balance at September 30, 2010	451,546	3,648,381	$13.76	1,781,051	$19.42

The total intrinsic value of options and restricted stock outstanding, exercisable and exercised for and during the nine months ended September 30, 2010 was $23,624 and $6,191 and $398, respectively.  The weighted average fair value for options and restricted stock granted during the nine months ended September 30, 2010 and the year ended December 31, 2009 was $7.29 and $3.50, respectively.  The weighted average remaining contractual term of options and restricted stock outstanding and exercisable at September 30, 2010 was 5.6 and 3.27 years, respectively.

Between January 1, 2010 and September 30, 2010, the Company granted to certain employees, officers and non-employee directors options to purchase an aggregate of 547,822 shares of the Company's common stock at prevailing market price of $10.50 to $14.39 per share.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

A summary of the status of the Company’s unvested stock options and restricted stock for the periods ended September 30, 2010 and December 31, 2009 is presented below:

	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at December 31, 2008	2,039,800	$8.24
Granted – options	756,000	3.50
Vested	(279,000)	9.21
Forfeited or expired	(39,300)	11.11
Nonvested at December 31, 2009	2,477,500	$6.34
Granted – options	547,822	6.61
Granted – restricted stock	98,758	11.04
Vested	(1,213,750)	9.18
Forfeited or expired	(43,000)	5.21
Nonvested at September 30, 2010	1,867,330	$4.85

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

The following table shows total share-based compensation expense included in the accompanying Consolidated Statement of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of revenue	$40	$59	$195	$281
Sales and marketing	226	286	776	838
General and administrative	631	902	2,253	2,595
Research and development	113	137	354	365
Pre-tax share-based compensation	$1,010	$1,384	$3,578	$4,079
Income tax benefit	—	355	—	1,084
Share-based compensation expense, net	$1,010	$1,029	$3,578	$2,995

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the Nasdaq National Market, LLC on the offering date.  We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with FASB ASC 718 and requires no compensation expense to be recognized.  Shares of our common stock purchased under the employee stock purchase plan were 27,702 and 42,212 for the periods ended September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010 the shares of common stock available to purchase under the employee stock purchase plan were 392,793.

13. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three and nine months ended September 30, 2010 and 2009.

	For the three months ended September 30,				For the nine months ended September 30,
	2010		2009		2010		2009
Country	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
United States	$36,835	72.5%	$30,918	76.7%	$100,401	74.2%	$94,343	79.5%
United Kingdom	4,615	9.1%	2,912	7.2%	10,825	8.0%	8,287	7.0%
Germany	1,704	3.3%	1,363	3.4%	4,424	3.3%	3,261	2.7%
The Netherlands	954	1.9%	425	1.1%	2,060	1.5%	1,314	1.1%
Other European Countries	2,753	5.4%	1,774	4.4%	6,480	4.8%	5,428	4.6%
Canada	947	1.9%	1,085	2.7%	2,587	1.9%	1,815	1.5%
China	1,553	3.1%	—	—%	3,766	2.8%	—	—%
Other	1,423	2.8%	1,837	4.6%	4,770	3.5%	4,162	3.5%
Total	$50,784	100.0%	40,314	100.0%	$135,313	100.0%	$118,610	100.0%

The following table summarizes the distribution of assets by geographic region as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$203,199	78.2%	$161,351	79.7%
United Kingdom	18,711	8.2%	14,125	7.0%
India	10,641	5.3%	9,943	4.9%
Ireland	2,278	2.1%	4,182	2.1%
China	3,406	1.6%	2,962	1.5%
Germany	2,792	2.0%	4,381	2.2%
Canada	553	1.1%	2,574	1.3%
Other	7,244	1.5%	2,825	1.3%
Total	$248,824	100.0%	$202,343	100.0%

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

14.  Related Party Transactions

One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997.  The Company paid Pepper Hamilton LLP, net of insurance coverage, $42 and $515 for the three and nine months ended September 30, 2010, respectively, and $42 and $231 for the three and nine months ended September 30, 2009, respectively, for general legal matters.   The increase in payments to Pepper Hamilton LLP for the three and nine months ended September 30, 2010 as compared to the previous year, resulted from an increase in activity from our class action shareholder lawsuits, our recent acquisitions of CHPD and Salary.com and credit facility.  The amount payable to Pepper Hamilton as of September 30, 2010 and December 31, 2009, was $640 and $202, respectively.

15. Subsequent Events

On October 1, 2010, the Company acquired all of the outstanding stock of Salary.com, which provides on-demand compensation software that helps businesses and individuals manage pay and performance, for a purchase price of approximately $80,000 in cash.  The fees incurred in connection with the acquisition were approximately $2,250.  The Company used its cash and borrowings against the credit facility to fund the acquisition of Salary.com.  The Company believes there is a significant opportunity to expand Salary.com’s adoption in large organizations and on a global basis because its compensation analysis software is highly synergistic with our current suite of talent acquisition and retention solutions.

On, October 20, 2010, the Company paid all outstanding amounts and terminated its secured Credit Agreement, dated August 31, 2010, with PNC Bank, N.A.  The material terms of the Original Credit Agreement are disclosed in Kenexa’s current report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2010, the contents of which are incorporated by reference herein.

On October 20, 2010, the Company entered into a credit agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent (“Agent”), and the lenders party thereto.  The maximum amount available under the senior secured credit facility is $60,000, comprised of a $35,000 revolving facility, including a sublimit of up to $5,000 for letters of credit and a sublimit of up to $2,500 for swing loans (the “Revolving Facility”), and a $25,000 term facility (the “Term Facility”).  The Company may request to increase the maximum amount available under the Revolving Facility to $50,000.  The Credit Agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. Kenexa and each of its U.S. subsidiaries are guarantors of the obligations under the Credit Agreement. Borrowings under the Credit Agreement are secured by substantially all of the Company’s and the Guarantors’ assets.

The Company’s borrowings under the Revolving Facility and Term Facility bear interest at either (i) the adjusted London Interbank Offered Rate for U.S. Dollar deposits, or LIBOR Rate, plus the applicable margin or (ii) the Base Rate—the greater of the Agent’s prime rate, the Federal Funds Open Rate plus ½ of 1.0%, and the LIBOR rate plus 100 basis points—plus the applicable margin. The applicable margin, ranging from 275 to 325 basis points for LIBOR Rate loans and from 175 to 225 basis points for Base Rate loans, depends on the fixed coverage ratio of the Company.

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

1. Overview

We provide software, proprietary content and services that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We offer the software applications that form the core of our on-demand solutions, which materially reduces the costs and risks associated with deploying traditional enterprise applications. We complement our software applications with tailored combinations of outsourcing services, proprietary content and consulting services based on our 23 years of experience assisting customers in addressing their Human Resource (HR) requirements.  Together, our software applications and services form complete and highly effective solutions available from a single vendor. We believe that these solutions enable our customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

     We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2009, we had a customer base of approximately 4,900 companies, including approximately 170 companies on the Fortune 500 list published in May 2009. Our customer base includes companies that we billed for services during the 12 months ended December 31, 2009 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $75.4 million or 55.7% of our total revenue for the nine months ended September 30, 2010.

     Our customers typically purchase multi-year subscriptions which provide us with a recurring revenue stream.  During the nine months ended September 30, 2010 and year ended December 31, 2009, our customers renewed over 80% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal.  This renewal rate provides us with a strong base of recurring revenue. We believe that our strong customer relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing customers and to achieve greater penetration within an organization. As the business environment improves we expect renewal rates to improve to our historical renewal rate in excess of approximately 90%.

During the nine months ended September 2010 the unemployment rate dropped slightly from the prior year and with the drop we have witnessed a slow but steady improvement in business conditions.  While we expect the pace of the economic recovery to be erratic over the balance of this year and into 2011, we remain optimistic in the intermediate to longer term about our prospects for continued growth.

     In May 2010, we launched a major upgrade to our product line.  Our 2x platform includes applications such as 2x Recruit, 2x BrassRing, 2x Onboard and our first-to-market 2x Mobile solution.  Future modules to the 2x platform include 2x Perform, 2x Assess, 2x Analytics and 2x Survey.  We believe that Kenexa 2x enables customers to improve productivity, increase cost savings, ensure compliance with corporate and legal mandates, and raise employee engagement.

2. Recent Events

                 On January 20, 2009, we entered into an ownership interest transfer agreement with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China for $1.3 million.  The initial investment provided us with a 46% ownership in the new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”), and a presence in China’s human capital management market.  The agreement with R and J also provided for a 1% annual ownership increase based upon adjusted EBITDA, as defined, for each of the years ended 2008, 2009 and 2010.  In the third and fourth quarters of 2009, based upon the 2008 operating results for R and J, we paid an additional $0.2 million for an additional 1% ownership interest in the variable interest entity.  The variable interest entity was financed with $0.3 million in initial equity contributions from Kenexa and R and J, and has no borrowings for which its assets would be used as collateral.  On September 30, 2009, we provided $0.2 million of financing for the variable interest entity.  The creditors of the variable interest entity do not have recourse to our other assets.

                 On May 21, 2009, we terminated our secured credit agreement with PNC Bank.

On June 11, 2009 and July 16, 2009, two putative class actions were filed against Kenexa Corporation and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. The complaint filed on July 16, 2009 has since been voluntarily dismissed.  On September 28, 2010, the court granted Kenexa’s motion to dismiss the complaint filed on June 11, 2009 in its entirety.  The plaintiffs filed a motion for reconsideration of the court’s decision on October 12, 2010.

On July 17, 2009, Kenexa BrassRing, Inc. and Kenexa Recruiter, Inc. filed suit against Taleo Corporation, a current Taleo employee and a former Taleo employee in Massachusetts Superior Court.  Kenexa amended its complaint on August 27, 2009 and added Vurv Technology LLC, two former employees of Taleo and two current employees of Taleo.  In its amended complaint, Kenexa asserts claims for breach of contract and the implied covenant of good faith and fair dealing, unfair trade practices, computer theft, misappropriation of trade secrets, tortious interference, unfair competition, and unjust enrichment.  We are seeking monetary damages and injunctive relief.

At June 30, 2010 the fair value of our auction rate securities portfolio and our put option approximated par value.  In July 2010, in accordance with the UBS AG agreement, we exercised our right to sell our auction rate securities back to UBS and liquidated the auction rate security portfolio in its entirety.

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

        On August 31, 2010, we entered into a secured credit agreement with PNC Bank, N.A. (the “Credit Agreement”), as administrative agent, in connection with our acquisition of Salary.com.   The secured Credit Agreement includes a maximum amount available under the credit facility of $25.0 million including a sublimit of up to $2.0 million for letters of credit. Borrowings under the new credit facility are secured by substantially all of the Company’s assets and the assets of its subsidiaries.  As of September 30, 2010 the Company borrowed $25.0 million under the Credit Agreement in connection with the acquisition of Salary.com.

On October 1, 2010, we acquired all of the outstanding stock of Salary.com, which provides on-demand compensation software that helps businesses and individuals manage pay and performance, for a purchase price of approximately $80.0 million in cash.  The total cost of the acquisition including estimated legal, accounting, and other professional fees was approximately $82.2 million.  We used cash and borrowings against the credit facility to fund the acquisition.  We believe there is a significant opportunity to expand Salary.com’s adoption in large organizations and on a global basis because its compensation analysis software is highly synergistic with our current suite of talent acquisition and retention solutions.

    On October 20, 2010, we terminated our August 31, 2010 credit agreement and entered into a senior secured credit facility with PNC Bank, N.A. with a maximum amount available of $60.0 million, comprised of a $35.0 million revolving facility, a $25.0 million term facility, and a sublimit for letters of credit and swing loans.  Under the terms of the loan we may request to increase the maximum amount available under the revolving facility to $50.0 million. Borrowings under the senior credit facility are secured by substantially all our and our subsidiaries’ assets.

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

Our customers primarily purchase renewable subscriptions for our solutions. The typical term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience although our customers have the right to terminate their contracts for cause if we fail to provide the agreed-upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled.  Recently as economic conditions have improved, contract renewals have increased.  During the nine months ended September 30, 2010 and year ended December 31, 2009 our customers renewed over 80% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal during the period rather than our historical renewal rate of approximately 90%.  As the business environment improves, we expect renewal rates to improve to the 90% range.

Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met.  As of September 30, 2010, deferred revenue increased by $8.7 million, or 17.5%, to $58.7 million from $50.0 million at December 31, 2009.  The increase in deferred revenue is a result of increased sales volume from the prior year.  We generally price our solutions based on the number of software applications and services included and the number of customer employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

We generate other revenue from the sale of discrete professional services and out-of-pocket expenses. The majority of our other revenue is derived from discrete professional services, which primarily consist of consulting and training services. This revenue is recognized differently depending on the type of service provided as described in greater detail below under “Critical Accounting Policies and Estimates.”

For the three months ended September 30, 2010, approximately 72.5% of our total revenue was derived from sales in the United States. Revenue that we generated from customers in the United Kingdom, Germany, China and Canada was approximately 9.1%, 3.3%, 3.1% and 1.9%, respectively, for the three months ended September 30, 2010. Revenue for all other countries amounted to an aggregate of 10.1%. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, approximately 74.2% of our total revenue was derived from sales in the United States. Revenue that we generated from customers in the United Kingdom, Germany, China and Canada was approximately 8.0%, 3.3%, 2.8% and 1.9%, respectively, for the nine months ended September 30, 2010. Revenue for all other countries amounted to an aggregate of 9.8%. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the nine months ended September 30, 2010.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands (other than percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenue	$50,784	$40,314	$135,313	$118,610
Subscription revenue as a percentage of total revenue	78.3%	82.4%	80.7%	84.8%
Non-GAAP income from operations	$4,215	$4,310	$10,286	$12,611
Net cash provided by operating activities	$6,589	$6,148	$22,569	$22,513

	As of December 31,	As of September 30,
	2009	2010	2009
Deferred revenue	$49,964	$58,708	$44,192

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

     The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the year ended December 31,	For the three months ended September 30,		For the nine months ended September 30,
	2009	2010	2009	2010	2009
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$38,638	$57,844	$42,223	$49,964	$38,638
Total invoiced subscriptions during period	145,180	40,386	35,190	117,638	106,081
Deferred revenue from acquisitions	—	242	—	242	—
Subscription revenue recognized during period	(133,854)	(39,764)	(33,221)	(109,136)	(100,527)

Deferred revenue at end of period	$49,964	$58,708	$44,192	$58,708	$44,192

Non-GAAP income from operations.  Non-GAAP income from operations is derived from income (loss) from operations adjusted for noncash or nonrecurring expenses.  We believe that measuring our operations using non-GAAP income from operations provides more useful information to management and investors regarding certain financial and business trends relating to our financial condition and ongoing results.  We use these measures to compare our performance to that of prior periods for trend analyses, for purposes of determining executive incentive compensation, and for budget and planning purposes.  These measures are used in monthly financial reports prepared for management and in quarterly financial reports presented to our Board of Directors.  We believe that these non-GAAP financial measures serve as an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income (loss) from operations	$1,483	$1,885	$3,253	$(29,823)
Share-based compensation expense	1,010	1,384	3,578	4,079
Amortization of intangibles associated with acquisitions	777	1,041	2,510	3,183
Acquisition-related fees	945	—	945	—
Severance expense	—	—	—	1,156
Goodwill impairment charge	—	—	—	33,329
Professional fees associated with variable interest entity	—	—	—	687
Non-GAAP income from operations	$4,215	$4,310	$10,286	$12,611

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

Acquisition-related fees.    In accordance with ASC 805, Business Combinations, acquisition-related fees including advisory, legal, accounting and other professional fees are reported as expense in the periods in which the costs are incurred and the services are received.    Acquisition-related fees of $0.9 million for the three months ended September 30, 2010 include legal, travel, and other fees not expected to recur from the acquisitions of Salary.com and CHPD.  Acquisition-related fees are excluded in the non-GAAP financial measures because we believe that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

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

5. Results of Operations

Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

The following table sets forth for the periods indicated, the amount and percentage of total revenue represented by certain items reflected in our unaudited consolidated statements of operations:

Kenexa Corporation Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the three months ended September 30,						For the nine months ended September 30,
	2010			2009			2010			2009
	Amount	Percent of Revenues		Amount	Percent of Revenues		Amount	Percent of Revenues		Amount	Percent of Revenues
Revenue:
Subscription	$39,764	78.3%		$33,221	82.4%		$109,136	80.7%		$100,527	84.8%
Other	11,020	21.7%		7,093	17.6%		26,177	19.3%		18,083	15.2%
Total revenue	50,784	100.0%		40,314	100.0%		135,313	100.0%		118,610	100.0%
Cost of revenue	17,957	35.4%		13,129	32.6%		46,828	34.6%		40,462	34.1%
Gross profit	32,827	64.6%		27,185	67.4%		88,485	65.4%		78,148	65.9%
Operating expenses:
Sales and marketing	11,642	22.9%		9,083	22.5%		32,540	24.0%		26,029	21.9%
General and administrative	12,084	23.8%		10,182	25.3%		32,542	24.0%		30,972	26.1%
Research and development	3,277	6.5%		2,453	6.1%		7,693	5.7%		7,557	6.4%
Depreciation and amortization	4,341	8.5%		3,582	8.9%		12,457	9.2%		10,084	8.5%
Goodwill impairment charge	—	—%		—	—%		—	—%		33,329	28.1%
Total operating expenses	31,344	61.7%		25,300	62.8%		85,232	62.9%		107,971	91.0%
Income (loss) from operations	1,483	2.9%		1,885	4.7%		3,253	2.4%		(29,823)	(25.1	) %
Interest income (expense)	72	0.1%		(28)	(0.1	) %	355	0.3%		(186)	(0.2	) %
(Loss) income on change in fair market value of ARS and put option, net	(382)	(0.8	) %	102	0.3%		(379)	(0.3	) %	54	0.0%
Income (loss) before income taxes	1,173	2.2%		1,959	4.9%		3,229	2.4%		(29,955)	(25.3	) %
Income tax expense	26	0.1%		361	0.9%		906	0.7%		1,418	1.2%
Net income (loss)	$1,147	2.1%		$1,598	4.0%		$2,323	1.7%		$(31,373)	(26.5	) %
Income allocated to noncontrolling interests	(188)	(0.4	) %	—	—%		(406)	(0.3	) %	—	—%
Accretion of variable interest entity	(809)	(1.6	) %	—	—%		(809)	(0.6	) %	—	—%
Net income (loss) available to common shareholders'	$150	0.1%		$1,598	4.0%		$1,108	0.8%		$(31,373)	(26.5	) %

Revenue

Total revenue increased by $10.5 million or 26.0% to $50.8 million, subscription revenue increased by $6.6 million or 19.7% to $39.8 million and other revenue increased by $3.9 million or 55.4% to $11.0 million for the three months ended September 30, 2010, compared to the same period in 2009.  Subscription revenue represented approximately 78.3% of our total revenue for the three months ended September 30, 2010.  Total revenue increased by $16.7 million or 14.1% to $135.3 million, subscription revenue increased by $8.6 million or 8.6% to $109.1 million and other revenue increased by $8.1 million or 44.8% to $26.2 million for the nine months ended September 30, 2010, compared to the same period in 2009. Subscription revenue represented approximately 80.7% of our total revenue for the nine months ended September, 2010.

The increase in total revenue for the three months ended September 30, 2010 is attributable to increased activity in our recruitment process outsourcing and other consulting services, our Chinese variable interest entity, favorable changes in foreign exchange rates, and subscription, which contributed $1.6 million, $1.5 million, $0.8 million and $6.6 million, respectively, compared to the same period in 2009.   The same factors drove the increase in total revenue over the nine months ended September 30, 2010, contributing $3.7 million, $3.6 million, $0.8 million and $6.6 million, respectively, compared to the same period in 2009.  In addition, accounting adjustments relating to the adoption of ASU 2009-13 contributed $2.0 million to the increase.  Based upon the current market conditions, we expect our subscription-based and other revenues to continue to increase in 2010 and into 2011 over the prior year due to stabilization in the unemployment rate, slightly improved business environment and continued acceptance of our talent management solutions on-demand model.

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

Cost of revenue increased by $4.9 million or 36.8% to $18.0 million during the three months ended September 30, 2010, compared to the same period in 2009. The $4.9 million increase was primarily due to an increase in staff related expense of $4.0 million in connection with an increase in headcount in our RPO division and our acquisition of CHPD.  In addition, third party fees contributed $0.9 million to the increase.  As a percentage of revenue, cost of revenue increased by 2.8% to 35.4% for the three months ended September 30, 2010, compared to the same period in 2009.

Cost of revenue increased by $6.4 million or 15.7% to $46.8 million during the nine months ended September 30, 2010, compared to the same period in 2009.  The $6.4 million increase was due to an increase in staff related expense, third party fees and reimbursable expenses of $5.2 million, $1.4 million and $0.5 million, respectively, partially offset by a reduction in severance expense of $0.7 million.  The increase in staff related expense was due to an increase in headcount in our RPO division and our acquisition of CHPD.  As a percentage of revenue, cost of revenue increased by 0.5% to 34.6% for the nine months ended September 30, 2010, compared to the same period in 2009.

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

Sales and marketing expense increased by $2.5 million or 28.2% to $11.6 million during the three months ended September 30, 2010, compared to the same period in 2009.  The $2.5 million increase was due primarily to increased staff and staff related expense of $1.7 million resulting from an increase in internal hires and additional personnel from our acquisition of CHPD.  In addition, increases in marketing and bad debt expense contributed $0.7 million and $0.1 million, respectively, to the overall increase in sales and marketing expense as compared to the same period in 2009.  Bonus expense increased $0.5 million but was offset by a decrease in third party consultants of $0.5 million.  As a percentage of revenue, sales and marketing expense increased by 0.4% to 22.9%, for the three months ended September 30, 2010.

Sales and marketing expense increased by $6.4 million or 25.0% to $32.5 million during the nine months ended September 30, 2010, compared to the same period in 2009.  The $6.4 million increase was due primarily to increased staff and staff related expense of $4.1million resulting from an increase in internal hires and additional personnel from our acquisition of CHPD.  In addition, increased expenses relating to marketing, travel and bad debt reserve contributed $1.4 million, $1.0 million and $0.5 million to the increase as compared to the same period in 2009, partially offset by a decrease of in bonus expense, severance expense and third party consultants of $0.2 million each.  As a percentage of revenue, sales and marketing expense increased by 2.1% to 24.0%, for the nine months ended September 30, 2010.

General and Administrative Expense

General and administrative expenses primarily consist of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead.  We expect general and administrative expenses to increase in the short term as we incur additional professional fees in connection with our patent infringement matter, however, in the longer term based upon the current state of the economy, we believe that general and administrative expenses will remain the same or slightly increase in dollar amount and decrease as a percentage of total revenue in 2010.

General and administrative expense increased by $2.0 million or 18.7% to $12.1 million during the three months ended September 30, 2010, compared to the same period in 2009. The $2.0 million increase was due primarily to an increase in bonus expense, professional fees and other expense of $1.6 million, $0.7 million and $0.3 million, respectively, partially offset by a reduction in staff and share-based compensation expense of $0.3 million each.  The increase in professional fees was primarily due to litigation expenses from our patent infringement suits and consulting fees from our recent acquisitions and credit facility.  As a percentage of revenue, general and administrative expense decreased by 1.5% to 23.8% for the three months ended September 30, 2010, compared to the same period in 2009.

General and administrative expense increased by $1.6 million or 5.1% to $32.5 million during the nine months ended September 30, 2010, compared to the same period in 2009.  The $1.6 million increase was due primarily to an increase in bonus expense, professional fees and other expense of $0.9 million, $1.3 million and $0.6 million, respectively, partially offset by a reduction in staff, severance and share-based compensation expense of $0.7 million, $0.2 million and $0.3 million, respectively. The increase in professional fees was primarily due to litigation expenses from our class action and patent infringement suits and consulting fees from our recent acquisitions of approximately $1.9 million, partially offset by a reduction in variable interest entity setup fees of $0.6 million for the nine months ended September 30, 2010, compared to the same period in 2009.  As a percentage of revenue, general and administrative expense decreased by 2.1% to 24.0% for the nine months ended September 30, 2010, compared to the same period in 2009.

Research and Development (“R&D”) Expense

Research and development expenses primarily consist of personnel and related costs, including salaries, and employee benefits, for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel and third-party consultants.  Our research and development efforts have been devoted primarily to new product offerings and enhancements and upgrades to our existing products.  We expect research and development expenses to remain flat or increase slightly as we continue to execute on our strategies which include furthering the common services enterprise architecture, introducing Kenexa 2x modules, and continuing to develop feature enhancements.  As a result of these ongoing development efforts, we have capitalized software costs of $3.2 million and $9.2 million for the three and nine months ended September 30, 2010, respectively and $2.3 million and $7.3 million for the three and nine months ended September 30, 2009, respectively.  The remaining R&D activities have been expensed as incurred.

Research and development expense increased by $0.8 million or 6.5% to $3.3 million during the three months ended September 30, 2010, compared to the same period in 2009, due to an increase in staff expense.  As a percentage of revenue, research and development expense increased by 0.4% to 6.5% for the three months ended September 30, 2010, compared to the same period in 2009.

Research and development expense increased by $0.1 million or 1.8% to $7.7 million during the nine months ended September 30, 2010, compared to the same period in 2009, due to an increase in staff expense of $0.2 million, partially offset by a reduction in severance expense of $0.1 million.  As a percentage of revenue, research and development expense decreased by 0.7% to 5.7% for the nine months ended September 30, 2010, compared to the same period in 2009.

Our total capitalized software costs and research and development expense totaled $6.5 million and $16.8 million or 12.7% and 12.5%, as a percentage of revenue, for the three and nine months ended September 30, 2010.  For the three and nine months ended September 30, 2009, our total capitalized software costs and research and development expense totaled $4.8 million and $14.9 million or 12.0% and 12.6%, as a percentage of revenue.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.7 million and $2.4 million or 21.2% and 23.5% to $4.3 million and $12.5 million during the three and nine months ended September 30, 2010, respectively, compared to the same period in 2009.

The $0.7 million and $2.4 million increase was due primarily to increased depreciation expense associated with our capitalized software and equipment purchases.  In the future, we expect depreciation and amortization expense to increase due to recent capital purchases and as we place our software development costs into service.  The increase in capitalized software development costs is directly attributable to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software.”

Income Tax Expense

Income tax expense decreased by $0.4 million or 92.8% to $26 thousand during the three months ended September 30, 2010 and decreased by $0.6 million or 36.1% to $0.9 million during the nine months ended September 30, 2010, compared to the same period in 2009.

6. Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our revolving credit facilities and the issuance of equity. As of September 30, 2010, we had cash and cash equivalents of $90.4 million. We had borrowings of $0.3 million in capital equipment leases and in addition in order to finance our acquisition of Salary.com we borrowed $25.0 million on September 30, 2010. Cash held in foreign denominated currencies was $6.3 million or 7.0% of our total cash balance as of September 30, 2010.  A ten percent change in the exchange rate of the underlying currencies would not have a material impact on our foreign denominated cash balances on our statement of cash flows.

Our cash provided from operations was $22.6 million and $22.5 million for the nine months ended September 30, 2010 and 2009.  Cash provided by and (used in) investing activities was $13.1 million and ($16.3) million for the nine months ended September 30, 2010 and 2009.  Cash provided by financing activities was $25.5 million for the nine months ended September 30, 2010 and less than $0.1 million for the nine months ended September 30, 2009.  Our net increase in cash and cash equivalents was $61.2 million and $6.5 million for the nine months ended September 30, 2010 and 2009, respectively, resulting primarily from our operating and financing activities.  We expect positive cash flow from operations to continue in future periods.

     On August 31, 2010, we entered into a secured Credit Agreement with PNC Bank, N.A., as administrative agent, in connection with our acquisition of Salary.com.   The secured Credit Agreement includes a maximum amount available under the credit facility of $25.0 million including a sublimit of up to $2.0 million for letters of credit. Borrowings under the new credit facility are secured by substantially all of our assets and the assets of our subsidiaries.  As of September 30, 2010, the Company borrowed $25.0 million under the Credit Agreement in connection with the acquisition of Salary.com.

     On October 20, 2010, we terminated our August 31, 2010 credit agreement and entered into a senior secured credit facility with PNC Bank, N.A. with a maximum amount available of $60.0 million, comprised of a $35.0 million revolving facility, a $25.0 million term facility, and a sublimit for letters of credit and swing loans.  Under the terms of the loan we may request to increase the maximum amount available under the revolving facility to $50.0 million. Borrowings under the senior credit facility are secured by substantially all our assets.

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

Net cash provided by operating activities was $22.6 million and $22.5 million for the nine months ended September 30, 2010 and 2009, respectively.  Net cash provided by operating activities for the nine months ended September 30, 2010 resulted primarily from net income of approximately $2.3 million, non-cash charges to net income of $16.2 million, an increase in deferred revenue of $8.5 million, and changes in working capital of $2.5 million offset by an increase in accounts receivables of $6.9 million.

Net cash provided by operating activities for the nine months ended September 30, 2009 resulted primarily from a net loss of approximately $31.4 million, increase in deferred tax benefits of $1.1 million and changes in working capital of $2.1 million offset by non-cash charges to net income of $14.1 million, a non-cash goodwill impairment charge of $33.3 million, an increase in deferred revenue of $5.4 million, and a decrease in accounts receivables of approximately $4.3 million.

Investing Activities

Net cash provided by and (used in) investing activities was $13.1 million and ($16.3) million for the nine months ended September 30, 2010 and 2009, respectively.  Cash flows used in investing activities consisted primarily of adjustments for earnouts, taxes, escrow payments, acquisitions and additional capital equipment as follows:

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
StraightSource acquisition	$—	$(3.1)
HRC acquisition	—	(0.2)
Quorum acquisition	(1.7)	(0.4)
CHPD acquisition	(3.8)	—
Capitalized software and purchases of property and equipment	(12.1)	(10.9)
Purchases of available-for-sale securities	(7.7)	(4.8)
Sales of available-for-sale securities	23.1	2.6
Sales of trading securities	15.3	1.6
Investment in variable interest entity	—	(1.1)
Total cash flows provided by (used in) by investing activities	$13.1	$(16.3)

Financing Activities

Net cash provided by financing activities was $25.5 million and less than $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010, net cash provided by financing activities resulted primarily from borrowing from our credit facility of $25.0 million.  In addition, net proceeds from stock option exercises and share issuance from our employee stock purchase plan of $0.5 and $0.3 million, respectively, was partially offset by repayments of capital lease obligations and notes payable of $0.2 million and deferred financing costs of $0.1 million.

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

Prior to our adoption of ASU 2009-13, in determining whether revenues from professional services could be accounted for separately from subscription revenue, we considered the following factors for each agreement: availability from other vendors, whether objective and reliable evidence of fair value exists of the undelivered elements, the nature and the timing of when the agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the customer's satisfaction with the other services.

In accordance with FASB ASC 605-45, “Principal Agent Considerations,” we record reimbursements received for out-of-pocket expenses as revenue and not netted with the applicable costs.  These items primarily include travel, meals and certain telecommunication costs.  Reimbursed expenses totaled $0.7 million and $2.2 million for the three and nine months ended September 30, 2010, respectively and $0.5 million and $1.6 million for the three and nine months ended September 30, 2009, respectively.

Pursuant to the transition rules contained in Accounting Standards Update 2009-13 (“ASU 2009-13”), “Multiple Deliverable Revenue Arrangements,” we elected to adopt early the provisions included in the amendment effective January 1, 2010.

Based upon a review of our applicant tracking system arrangements (“ATS”), we determined that implementation services, previously combined with hosting fees as one unit of accounting now qualify as a separate unit of accounting.  This new approach is supported by the existence of our estimated selling prices for all of our deliverables within an ATS arrangement and the assertion that the delivered items within these arrangements, i.e. the implementation services, have standalone value.  Under these arrangements, contract consideration will be allocated to each deliverable using the relative selling price method.  As a result of this adoption, implementation revenue previously recognized over the license term, will be recognized in the period the service is provided which corresponds to value delivered to the customer.

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

Based upon a preliminary analysis, we determined that the adoption of ASU 2009-13 did not have a material impact on the financial statements after the initial adoption.  This conclusion is based in part on the following facts:

•
Revenue that would have been recognized if the related arrangements entered into or materially modified after the effective date were subject to the measurement requirements of ASC 605-25 would have been less than $0.1 million and $2.0 million or 0.1% and 1.5% less than currently reported revenue of $50.8 million and $135.3 million, for the three and nine months ended September 30, 2010.

•
Revenue that would have been recognized in the year before the year of adoption if the arrangements accounted for under ASC 605-25 were subject to the new measurement requirements of ASU 2009-13 would have been $0.2 million and $0.3 million or 0.6% and 0.3% greater than the reported revenue of $40.3 million and $118.6 million, for the three and nine months ended September 30, 2009.

•	Revenue recognized and deferred revenue reported as of and for the quarter ended September 30, 2010 using ASC 605-25 and ASU 2009-13 is presented as follows:

	Revenue recognized	Deferred revenue

ASC 605-25	$133.3	$51.5
ASU 2009-13	2.0	7.2
Total	$135.3	$58.7

The new revenue guidance contained in ASU 2009-13 modifies the way we account for our ATS arrangements by allowing us to separate the implementation services and corresponding license fees into two separate units of accounting.  These two deliverables represent the primary elements in an ATS arrangement and are recognized upon performance or delivery of each service or product, respectively, to the end customer.  The implementation services are typically earned over a three to six month period, while the license fees are recognized over a two to five year period.  These arrangements usually do not contain cancellation or refund-type provisions and may include termination for convenience clauses following a stated period of time or performance level commitments.

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

Capitalized Software Development Costs

In accordance with FASB ASC 985, “Software,” and FASB ASC 350, “Intangibles-Goodwill and Other,” costs incurred in the preliminary stages of a development project are expensed as incurred.  Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training cost are expensed as incurred.  Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this report.  We have capitalized software costs of $9.2 million and $9.7 million for the period ended September 30, 2010 and the year ended December 31, 2009, respectively.

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

During the quarter ended March 31, 2009 we reevaluated our goodwill due to continued adverse changes in the economic climate, a 32.5% decline in our market capitalization from December 31, 2008 through March 31, 2009 and a downward revision in internal projections.  These factors signaled a triggering event, which required us to determine whether and to what extent our goodwill may have been impaired as of March 31, 2009.  The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill with no assets or liabilities written up or down, nor any additional unrecognized identifiable intangible assets recorded as part of this process.  Based on the analysis, a goodwill impairment charge of $33.3 million was recorded to write off the remaining balance of our goodwill for the quarter ended March 31, 2009. The goodwill impairment charge had no effect on our cash balances.  We conducted the 2009 annual evaluation of goodwill for impairment and determined that there was no impairment at October 1, 2009.  We determined there was no triggering event at December 31, 2009 and September 30, 2010 which required an interim impairment analysis.

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. Self-insurance accruals totaled approximately $0.5 million and $0.6 million as of September 30, 2010 and December 31, 2009, respectively. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management's estimates.

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

Our determination of the level of valuation allowance at September 30, 2010 is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions.  Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the nine months ended September 30, 2010, approximately 74.2% of our total revenue was comprised of sales to customers in the United States.  A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% change in the value of the U.S. dollar, relative to each of our non-U.S. generated sales would not have resulted in a material change to our operating results for the three and nine months ended September 30, 2010 and 2009.

While we believe we have implemented a strategy, utilizing each country’s operations as a natural hedge, to mitigate foreign currency risk, changes in foreign currency exchange rates in future periods will continue to affect our financial position and results of operations because they are reported in U.S. Dollars.  At September 30, 2010, approximately 7.0% of our cash and cash equivalents were denominated in foreign currencies.  A ten percent change in the exchange rate of the underlying currencies would not have a material impact on our foreign denominated cash balances on our statement of cash flows.  Although we currently do not have a program in place to manage our foreign cash currency cash exposures, we will continue to monitor these balances to determine if a more formal approach is necessitated.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were decreases of $0.8 million and $0.9 million during the period ended September 30, 2010 and the year end December 31, 2009, respectively, and are included in other comprehensive loss. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have had a significant effect on our interest income for the three and nine months ended September 30, 2010 and 2009.

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

No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 11, 2009 and July 16, 2009, two putative class actions were filed against Kenexa Corporation and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. The complaint filed on July 16, 2009 has since been voluntarily dismissed.  On September 28, 2010, the court granted Kenexa’s motion to dismiss the complaint filed on June 11, 2009 in its entirety.  The plaintiffs filed a motion for reconsideration of the court’s decision on October 12, 2010.

On July 17, 2009, Kenexa BrassRing, Inc. and Kenexa Recruiter, Inc. filed suit against Taleo Corporation, a current Taleo employee and a former Taleo employee in Massachusetts Superior Court.  Kenexa amended its complaint on August 27, 2009 and added Vurv Technology LLC, two former employees of Taleo and two current employees of Taleo.  In its amended complaintKenexa asserts claims for breach of contract and the implied covenant of good faith and fair dealing, unfair trade practices, computer theft, misappropriation of trade secrets, tortious interference, unfair competition, and unjust enrichment.  We are seeking monetary damages and injunctive relief.

On October 1, 2010, Kenexa completed its acquisition of Salary.com, Inc. and assumed responsibility for the suit filed on August 13, 2010 by former shareholders and option holders of Genesys Software Systems, Inc. (Genesys ) against Salary.com, Inc. and Silicon Valley Bank –Trustee Process Defendant in Massachusetts Superior Court.  Genesys asserts claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Massachusetts Unfair Business Practices Act, and declaratory judgment seeking damages of $2.0 million in contingent consideration related to the purchase of Genesys by Salary.com, plus other monetary damages and fees.  On September 7, 2010, Salary.com filed an answer and counterclaim against the Genesys parties, and certain former shareholders in particular asserting breach of contract, breach of implied covenants of good faith and fair dealing, fraud, violation of the Massachusetts Unfair Business Practices Act, civil conspiracy, negligent misrepresentation, and declaratory judgment seeking to dismiss the original complaint and unspecified monetary damages.

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

Item 6:  Exhibits

The following exhibits are filed herewith:

2.1
Agreement and Plan of Merger, dated as of August 31, 2010, among Kenexa Corporation, Spirit Merger Sub, Inc. and Salary.com, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated September 1, 2010).

10.1
Form of Tender and Support Agreement, dated as of August 31, 2010, by and among Kenexa Corporation, Spirit Merger Sub, Inc., and certain Salary.com stockholders (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated September 1, 2010).

10.2
Credit Agreement, dated as of August 31, 2010, by and among Kenexa Technology, Inc., PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K dated September 1, 2010)

10.3	Credit Agreement, dated as of August 31, 2010, by and among Kenexa Technology, Inc., PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K dated September 1, 2010)

                31.1*    Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2*    Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1*    Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* - Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2010
Kenexa Corporation

/s/ Nooruddin S. Karsan ---------------------------- Nooruddin S. Karsan Chairman of the Board and Chief Executive Officer /s/ Donald F. Volk ----------------- Donald F. Volk Chief Financial Officer

EXHIBIT INDEX

                Exhibit Number and Description

2.1
Agreement and Plan of Merger, dated as of August 31, 2010, among Kenexa Corporation, Spirit Merger Sub, Inc. and Salary.com, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated September 1, 2010).

10.1
Form of Tender and Support Agreement, dated as of August 31, 2010, by and among Kenexa Corporation, Spirit Merger Sub, Inc., and certain Salary.com stockholders (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated September 1, 2010).

10.2
Credit Agreement, dated as of August 31, 2010, by and among Kenexa Technology, Inc., PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K dated September 1, 2010)

10.3	Credit Agreement, dated as of August 31, 2010, by and among Kenexa Technology, Inc., PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K dated September 1, 2010)

31.1*    Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2*    Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1*    Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
* - Filed herewith.