Form 10-Q/A
period 2010-09-30
KENEXA CORP
filed 2011-02-01
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

,

Explanatory Note

Kenexa Corporation is filing this Amendment No. 1 (the “Form 10Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (“the Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on November 9, 2010, for the sole purpose of correcting the year end date presented on the Consolidated Balance Sheets.  The period ended December 31, 2009 was inadvertently filed as December 31, 2010.

No other changes have been made to the Form 10-Q.  This Form 10Q/A continues to speak of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 1, 2011
Kenexa Corporation

/s/ Nooruddin S. Karsan ---------------------------- Nooruddin S. Karsan Chairman of the Board and Chief Executive Officer /s/ Donald F. Volk ----------------- Donald F. Volk Chief Financial Officer