Form 10-K
period 2010-12-31
KENEXA CORP
filed 2011-03-16
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2010 was approximately $219,393,624. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2010. For purposes of determining this amount only, the Registrant has defined affiliates of the Registrant to include the executive officers and directors of Registrant and holders of more than 10% of the Registrant’s common stock on June 30, 2010.

The number of shares outstanding of the Registrant’s Common Stock, as of March 14, 2011 was 23,210,191.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2011 Annual Meeting of Shareholders	Part III

KENEXA CORPORATION
FORM 10-K
DECEMBER 31, 2010

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

Company Overview

We provide software, proprietary content and services that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We offer the software applications that form the core of our on-demand solutions, which materially reduce the costs and risks associated with deploying traditional enterprise applications. We complement our software applications with tailored combinations of outsourcing services, proprietary content and consulting services based on our 23 years of experience assisting customers in addressing their Human Resource (HR) requirements. Together, our software applications and services form complete and highly effective solutions available from a single vendor. We believe that these solutions enable our customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

Customers

As of December 31, 2010, we had a global customer base of approximately 6,800 companies across a number of industries, including financial services and banking, manufacturing, government, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including approximately 255 companies on the Fortune 500 list published in May 2010. Our customer base includes companies that we billed for services during the 12 months ended December 31, 2010 and does not necessarily indicate an ongoing relationship with each such customer. For the year ended December 31, 2010, we provided our talent acquisition and employee performance management solutions on a subscription basis to approximately 6,000 customers, with an average subscription term of two years. The remainder of our customers in 2010 engaged us to provide discrete professional services and may not engage us for future services once a project is completed. No single customer accounted for more than 10% of our revenue in the year ended December 31, 2010.

We derive revenue primarily from two sources, subscription fees for our solutions and fees for discrete professional services. During the years ended December 31, 2010, 2009 and 2008, subscription revenue comprised approximately 78.8%, 84.9% and 80.2%, respectively, of our total revenue. Our top 80 customers contributed approximately 52.7%, 54.9% and 56.3% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Our customers typically purchase multi-year subscriptions, which provide us with a recurring revenue stream.  Historically, our customers have renewed more than 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal. Recently however, the economic downturn has adversely impacted this trend, resulting in lower annual renewals. Our customers renewed 84% and 80% of their contracts for each of the years ended December 31, 2010 and 2009, respectively which represented 88% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal for each of those years.

Company History

We are a Pennsylvania corporation. We began our operations under predecessor companies Insurance Services, Inc., or ISI, and International Holding Company, Inc., or IHC, in 1987. In December 1999, we reorganized our corporate structure by merging ISI and IHC with and into Raymond Karsan Associates, Inc., or RKA, a Pennsylvania corporation and a wholly owned subsidiary of Raymond Karsan Holdings, Inc., or RKH, a Pennsylvania corporation. Each of RKA and RKH were newly created to consolidate the businesses of ISI and IHC. In April 2000, we changed our name to TalentPoint, Inc. and we changed the name of RKA to TalentPoint Technologies, Inc. In November 2000, we changed our name to Kenexa Corporation, or Kenexa, and we changed the name of TalentPoint Technologies, Inc. to Kenexa Technology, Inc., or Kenexa Technology. Currently, Kenexa transacts business primarily through Kenexa Technology and its wholly owned subsidiaries.

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

Recent Events

On June 11, 2009 and July 16, 2009, two putative class actions were filed against Kenexa Corporation and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. On September 28, 2010, the court granted Kenexa’s motion to dismiss the complaint filed on June 11, 2009.  The plaintiffs filed a motion for reconsideration of the court’s decision on October 12, 2010, which was denied by the court on November 29, 2010.  The plaintiffs failed to file a timely appeal, and, as a result, the actions were concluded in Kenexa's favor.

In May 2010, we launched a major upgrade to our product line.  Our 2x platform™ includes applications such as Kenexa 2x Recruit™, Kenexa 2x BrassRing®, Kenexa 2x Onboard™ and our first-to-market Kenexa 2x Mobile™ solution.  Future modules to the 2x platform include Kenexa 2x Perform™, Kenexa 2x Assess™, Kenexa 2x Analytics™ and Kenexa 2x Survey™.  We believe that Kenexa 2x enables customers to improve productivity, increase cost savings, ensure compliance with corporate and legal mandates, and raise employee engagement.

In July 2010, in accordance with our UBS AG agreement, we exercised our right to sell our auction rate securities back to UBS and liquidated our auction rate security portfolio in its entirety. (See Note 3 - Investments to the Consolidated Financial Statements for further details.)

On July 26, 2010, we acquired all of the outstanding stock of The Centre for High Performance Development (Holdings) Limited (“CHPD”) which operates as a leadership development and management training company based in London, England for a purchase price of approximately $4.2 million in cash. The total cost of the acquisition, including estimated legal, accounting, and other professional fees was approximately $4.4 million. We deposited $0.4 million into escrow to cover any claims for indemnification. We acquired all assets and liabilities of CHPD using our existing cash and expect the acquisition of CHPD will enhance our existing research and content portfolio as well as provide our customers with the ability to more efficiently implement the results of their employee engagement surveys.

On August 31, 2010, we entered into a secured credit agreement with PNC Bank, N.A., as administrative agent, in connection with our acquisition of Salary.com. The secured credit agreement included a maximum amount available under the credit facility of $25.0 million including a sublimit of up to $2.0 million for letters of credit and swing loans. Borrowings under the new credit facility were secured by substantially all of the Company’s assets and the assets of its subsidiaries.

On October 1, 2010, we acquired all of the outstanding stock of Salary.com, Inc., a Delaware corporation (“Salary.com”), which provides on-demand compensation software that helps businesses and individuals manage pay and performance, for a purchase price of approximately $78.4 million in cash. The total cost of the acquisition, including estimated legal, accounting, and other professional fees was approximately $82.8 million. We used cash and borrowings against the credit facility to fund the acquisition. We believe there is a significant opportunity to expand Salary.com’s adoption in large organizations and on a global basis because its compensation analysis software is highly synergistic with our current suite of talent acquisition and retention solutions.

In connection with the acquisition of Salary.com, we assumed responsibility for the suit filed on August 13, 2010 by former shareholders and option holders of Genesys Software Systems, Inc. (the “Genesys Parties” and “Genesys,” respectively) against Salary.com, Inc. and Silicon Valley Bank –Trustee Process Defendant in Massachusetts Superior Court.  The Genesys Parties asserts claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Massachusetts Unfair Business Practices Act, and declaratory judgment seeking damages of $2.0 million in contingent consideration related to the purchase of Genesys by Salary.com, plus other monetary damages and fees.  On September 7, 2010, Salary.com filed an answer and counterclaim against the Genesys Parties, and certain former shareholders of Genesys, asserting breach of contract, breach of implied covenants of good faith and fair dealing, fraud, violation of the Massachusetts Unfair Business Practices Act, civil conspiracy, negligent misrepresentation, and declaratory judgment seeking to dismiss the original complaint and unspecified monetary damages.  The $2.0 million in contingent consideration was accrued for in the financial statements at December 31, 2010.

On, October 20, 2010, we terminated and paid all outstanding amounts under our secured credit agreement, dated August 31, 2010, and entered into a senior secured credit agreement (the “amended credit agreement”) with PNC Bank.  The maximum amount available under the amended credit agreement is $60.0 million, comprised of a $35.0 million revolving facility, including a sublimit of up to $5.0 million for letters of credit and a sublimit of up to $2.5 million for swing loans (the “Revolving Facility”), and a $25.0 million term facility (the “Term Facility”). We may request to increase the maximum amount available under the Revolving Facility to $50.0 million.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. We and each of our U.S. subsidiaries are guarantors of the obligations under the amended credit agreement. Borrowings under the amended credit agreement are secured by substantially all of our assets (including a pledge of the capital stock of our subsidiaries (but limited to only 65% of the voting stock of first-tier foreign subsidiaries)). As of December 31, 2010 we borrowed $59.5 million under the amended credit agreement in connection with the acquisition of Salary.com and to enhance working capital.  In January 2011, we made payments of approximately $25.7 million under the amended credit agreement.

On February 2, 2011, Dorno Investment Partners, LLC filed a Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware against Kenexa Compensation, Inc., the new name for the surviving entity subsequent to the all cash, short form merger of Salary.Com, Inc. and Spirit Merger Sub, Inc. on October 1, 2010.  Dorno was the beneficial owner of 143,610 shares of Salary.Com, Inc. common stock on the merger date and demanded and continues to demand appraisal of the fair value of 140,000 shares pursuant to Delaware law.  Dorno demands fair value for its shares, interest from October 1, 2010, costs, attorney’s fees, and other appropriate relief.

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

We utilize our talent acquisition and employee performance management solutions to recruit and manage our customer support personnel. We believe that applying these solutions to our customer service department has resulted in a customer support group with superior skills, competencies and aptitude for customer service. As of December 31, 2010, our customer support group consisted of 1,043 employees. The majority of our customer support groups reside in the following locations: Massachusetts, Nebraska, Pennsylvania, Texas, Argentina, China, England, Germany, India, and Poland.

Employees

As of December 31, 2010, we had 1,963 employees, consisting of 315 employees in sales and marketing, 429 employees in development, 1,043 employees in delivery of our solutions and 176 employees in general and administrative positions. As of December 31, 2009, we had 1,459 employees, consisting of 243 employees in sales and marketing, 291 employees in development, 776 employees in delivery of our solutions and 149 employees in general and administrative positions. None of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced any interruptions of our operations as a result of labor disagreements.

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

Drivers of Demand for Talent Acquisition and Employee Performance Management Applications

According to the Bureau of Economic Analysis, an agency of the U.S. Department of Commerce, the amount spent on U.S. labor in 2010 was approximately $6.4 trillion, or approximately 48.6% of the total U.S. gross domestic product. We believe that the drivers for human capital are affected by intense competition for qualified employees as a result of an aging workforce, declining tenure of employees, increased globalization and the growing service component of the U.S. economy.

Over the past two decades, many organizations have implemented software systems that systematize best practices and drive efficiency in most departments, including enterprise resource planning systems (“ERP”), customer relationship management systems and supply chain management systems. These software applications provide a wide array of benefits that both assist revenue growth and eliminate expenses. Based on our experience, however, we believe that the HR departments of many of these organizations have only implemented HR information systems, which track basic employee information for payroll and benefits purposes, or rudimentary applicant tracking systems. Although these systems provide some level of automation, they do little to increase the effectiveness of talent acquisition and employee performance management programs. We believe that few organizations have systematized best practices for talent acquisition and employee performance management or have implemented software applications to support these processes and provide HR professionals with critical analytics and metrics.

Our experience indicates that, presently, many organizations' talent acquisition functions consist of manual, paper-based processes, category software solutions addressing limited aspects of the talent acquisition equation, and ad hoc outsourcing and third-party or custom software applications with limited functionality. As a result, we believe that they suffer from the following shortcomings:

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

•
Redundancy. Many organizations do not maintain easily searchable databases of processed candidates and they often conduct redundant searches. A candidate who did not meet the criteria for a certain position may meet the criteria for alternative or future positions. Without a centralized, automated, and easily searchable database, a candidate may be overlooked.

•
Ineffectiveness. Organizations generally do not employ sophisticated screening and assessment mechanisms. As a result, most hiring decisions are at best loosely based on objective indicators of future success and fail to match high-potential candidates with roles or positions that leverage their unique abilities and experience. This lowers the probability that a new hire will succeed and negatively impacts employee productivity and satisfaction.

•
Inconsistency. Many organizations screen applications and resumes based on rudimentary criteria and base hiring decisions primarily on subjective, ad hoc interviews. This process lacks consistency and objectivity. Furthermore, once hired, organizations need auditable processes to ensure that employees are on-boarded consistently, in compliance with government regulations and company procedures. Inconsistencies in these processes not only negatively impact the effectiveness of recruiting programs and subsequent employee success, but also may expose organizations to regulatory liability.

•
High cost and inflexibility. As a result of their inflexibility and absence of a variable cost structure, organizations must either maintain larger HR departments or purchase a greater supply of third-party services in order to accomplish their recruiting and on-boarding goals, significantly increasing the costs of their talent acquisition programs.

            Similarly, we believe that many organizations have neither automated nor applied best practices to employee performance management. In our experience, most organizations’ employee performance management processes consist of annual performance reviews and informal mentoring programs. We believe that effective employee performance management requires a consistent, systematized process that identifies employee strengths, weaknesses and issues in a timely manner, continually aligns employee goals with the evolving goals of the organization, monitors opportunities for internal advancement and enables management to analyze employee data over time. We believe that the absence of effective employee performance management systems and processes has the following negative implications:

•
Failure to retain top performers. The absence of systems and processes to ensure the fulfillment, motivation and internal mobility of key employees negatively impacts an organization's ability to retain its top performing employees. Management may not have the opportunity to rectify problems with valued employees before they depart from the organization without a system to highlight these issues. Reducing employee turnover can have a material, positive impact on an organization’s expenses and bottom line.

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

•
Failure to remove poor performers. An employee who does not fulfill his or her role effectively may have a continuing negative impact on an organization. To the extent that a poor performer has managerial responsibility, this negative impact on the organization increases materially. Without systems that identify poor performers, organizations may not be able to address weaknesses within their human capital in a timely manner.

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

Emergence of On-Demand Applications

Based on our experience, we believe that organizations have become increasingly dissatisfied with traditional enterprise software applications, resulting in the growing adoption of the on-demand model for enterprise software. Historically, organizations have purchased perpetual software licenses and deployed enterprise software applications on-site within their IT environment. This traditional method of purchasing and deploying enterprise software applications has left many organizations questioning whether the benefits of these technologies outweigh the following burdens:

•
Expensive and time consuming implementation. A traditional enterprise software application requires an organization to invest in ancillary IT such as hardware systems, application servers, databases, storage, and backup systems. In addition, the organization must employ consultants or additional IT staff to integrate the application into increasingly complicated IT environments and customize the application for specific needs. The ancillary costs of a complex deployment can equal multiples of the perpetual license fee for the software application and deployment itself can take several months or even years to complete.

•
Expensive maintenance. Once the software application has been deployed, the organization must make further investments to maintain the application. In addition to the maintenance fee paid to the software vendor, which is typically approximately 20% of the perpetual license fee for all software used in running the application, the organization must retain both an IT staff capable of maintaining and upgrading the software as well as personnel to train new users to operate the applications. Upgrades must be made to all applications required to run the software such as operating system, databases, security patches, etc. We believe that because of the expense that typical application upgrades entail, software upgrades significantly lag behind available technology, denying end users the benefits of new technologies and solution functionalities.

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

Our Solutions

We are a leading provider of integrated talent management solutions. Our solutions enable organizations to implement systematic talent acquisition and management practices including compensation strategies that ensure the efficient, effective and consistent hiring, on-boarding and development of qualified and talented individuals. Our solutions also provide employee performance management systems that help to ensure that organizations retain and optimize the performance of qualified individuals, identify employees who fail to perform, and identify successors for critical positions. In addition, our solutions help organizations manage learning and assessment opportunities and events to develop employees for both current and desired future jobs. Finally, our solutions enable customers to determine its workforce’s engagement level, and diagnose where changes in behavior (for individual employees, managers and senior leaders) or HR programs will improve organizational performance and business outcomes.

Our solutions are built around a suite of easily configurable software applications that automate and support leading talent management leading practices. We believe that by delivering our products via Software as a Service (SaaS), we materially reduce the costs and risks associated with traditional enterprise software application implementations. We also believe that implementing feature-rich and scalable, highly configurable on a real-time basis, talent acquisition and employee performance management solutions that meet organizations’ specific needs requires a combination of software, services and domain-specific knowledge and expertise. Accordingly, we complement our software applications with consulting services, outsourcing services and proprietary content. Together, these components form solutions that enable our customers to improve the quality of their hiring programs, increase employee productivity and retention, design tailored compensation philosophies, enhance employee learning and development, increase employee engagement, and make their integrated talent management programs more cost-effective.

•
More effective and consistent talent acquisition programs. Our talent acquisition solutions are comprised of two major components that enable our customers to increase the consistency and effectiveness of their recruiting programs. The first component is our applicant tracking system, which automates and streamlines the recruiting process. The second component is our testing and assessment solutions, which ensures that candidates have the desired knowledge, skills, behavior and experience necessary to be successful in the desired position. Our talent acquisition solutions enable our customers to:

•	expand the pool of qualified applicants;

•	accurately communicate a powerful employment brand that draws “best fit” candidates to the organization;

•	identify high-potential candidates more quickly;

•	accurately measure candidate skills, aptitude and experience;

•	create interviews focused on necessary skills and qualities indicative of success;

•	increase interview consistency and objectivity;

•	identify training needs immediately;

•	integrate new hires into the company in a consistent and documented fashion;

•	document compliance with regulatory requirements; and

•	ensure cultural fit between candidates and the organization.

•
Greater employee productivity and retention. Our employee performance management solutions combine software, proprietary content and consulting services to automate and systematize employee performance management leading practices. Specifically, our solutions enable organizations to automate goal setting, performance appraisal, succession planning, career planning, and compensation management activities; manage learning and development events; design and administer effective and consistent employee surveys and implement productive mentoring programs. Our solutions include tools that facilitate the development of action plans to address weaknesses and cultivate strengths identified through these processes. We complement the software components of our solutions with consulting services that help to encourage and manage behavioral change within an organization. As a result, we understand that our customers experience greater employee productivity and improved employee retention after implementing our solutions, and thus directly impact business outcomes.

•
Compensation. Compensation plays a key role in an organization’s ability to attract and retain top performers, and our compensation data and software solutions ensure that our customers are offering pay packages that are both externally competitive and internally equitable. With tools to support market pricing, salary range development and merit budget allocation, we help companies optimize investments in their most important resource – people.

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

Our Strategy

Our objective is to be the leading global provider of human capital management business solutions for global organizations with more than 2,000 employees. Key elements of our strategy include:

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

•
Provide innovative and industry-specific solutions to our customers. During the past three years, we have introduced several new solutions, each in response to the unique needs of the market and our customers. We intend to continue to work closely with our key customers to further develop innovative solutions that increase the effectiveness of their recruiting programs and contribute to greater employee retention and productivity. We have also introduced specific solutions for the following vertical industries: financial services and banking, manufacturing, life sciences, biotechnology and pharmaceuticals, retail, government, healthcare, hospitality, call centers, and education. We intend to develop specific solutions for additional vertical industries.

•
Cross-sell additional solutions and further penetrate current customers. During the year ended December 31, 2010, our customers renewed approximately 84% of their contracts which represents 88% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal. This renewal rate provides us with a strong base of recurring revenue. We believe that our strong customer relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing customers and to achieve greater penetration within an organization. We expect to continue to create innovative programs designed to provide our employees with strong incentives to maximize the value we provide to each of our customers.

•
Continue to leverage our global sourcing strategy to provide quality solutions efficiently and deliver solutions from low cost centers of excellence. We established offices in Hyderabad, India in 2003. In January 2008, we completed construction and opened our facility in Vizag, India. We currently have approximately 337 employees working in our offices in Hyderabad and Vizag.  We also have approximately 54 employees working in our Argentina office and 44 employees in our Poland office. We believe our sourcing strategy will continue to provide significant benefits to our customers including cost benefits and year round customer service, 24 hours a day, 7 days a week.

•
Expand our global presence and customer base. For the year ended December 31, 2010, our global presence includes more than 34 offices in over 20 countries. Although our primary focus has been on the U.S. market, our solutions are also well suited to addressing problems faced by organizations outside the United States. In the future, we intend to expand our distribution efforts in Europe, Latin America, the Middle East and the Asia/Pacific region. Although we have employed a direct sales force in the United States, we intend to expand our international distribution through strategic partnerships. We believe that pursuing a channel strategy enables us to limit the costs associated with international expansion and acknowledges that different geographies present different cultural challenges best addressed by a local sales force.

•
Pursue complementary acquisitions. We have completed 30 acquisitions of businesses since 1994. These acquisitions have helped us to adapt our business to the evolving needs of our customers. We believe that the HCM market is significantly fragmented. Many competing companies have strong technology or vertical market expertise but lack the scale to compete with the industry leaders in the long term. We continue to identify similarly situated companies that we believe could broaden the functionality and strength of our existing solutions.

Our Products and Services

We offer unified business solutions that support hiring, retention and performance management for the entire employee lifecycle.

Talent Acquisition Solutions:

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

Onboarding
Our Onboarding solution is built on the belief that every new employee needs to have the right information to be effective. Our solution offers form management for legal documents, workflow and electronic signatures. We help companies extend a positive brand impression through ongoing communication and socialization that reinforces their culture and business practices. This helps organizations reduce the amount of time it takes employees to be fully competent in their jobs—increasing productivity and return on investment as well as providing an auditable on-boarding process.

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

Recruitment Process Outsourcing (“RPO”)
Our RPO offering delivers a higher quality of candidate, fast. With operations around the globe, we use technology and human ability to reach highly qualified candidates and deliver them real-time to recruiters. We understand organizations need us to provide better recruiting for less, and use our global resources to drive cost savings and improve their workforces. Kenexa’s RPO offering provides global recruitment services for the largest companies in the world.

Talent Retention Solutions:

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

Compensation
Our ComAnalyst® suite of compensation management solutions is designed for use by compensation professionals to ensure that our costumers are offering pay packages that are both externally competitive and internally equitable.  CompAnalyst® is built around a core data set of employer-reported market data that is benchmarked and mapped for jobs held by a majority of U.S. employees.  Our compensation products allow our global customers on-demand acces to various applications and modules that provide a complete source of data to value jobs, particpate in surveys and analyze pay competitiveness.

Consumer
Our consumer solutions provide individuals with compensation-focused tools and content to help advance their careers.  Products consist of free-to-user applications as well as premium products that are sold directly to individuals visiting the Salary.com® website.

Technology, Development and Operations

Technology

We believe that the current market desires integrated talent management solutions that deliver a high degree of business value by linking human capital management solutions more directly to business outcomes. Available in a Software as a Service (SaaS) context, extending a customer’s enterprise, this technology must be easy to use and inexpensive to configure and integrate with the customer enterprise. Our solutions deliver this value by meeting the diverse needs of key stakeholders (Executives, HR, line managers, and employees), by supporting enterprise processes, and by integrating seamlessly with a wide variety of internal and third party applications and services.

Kenexa’s technology strategy focuses on the following areas: i) continued roadmap developments enhancing our products, ii) continued adoption of common services, and iii) continued development of modules on the 2x platform™.  Common Services and the Kenexa 2x Products™ include:

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

•
Kenexa 2x Products™. This solution set is a Software as a Service (SaaS) and represents the next generation of Kenexa development, via a fully integrated talent management application on a unified data model, security infrastructure, and user experience, with a competency based universal talent record that enables organizations to aggregate all talent data across the enterprise and spanning entire employee life cycles. Kenexa 2x has been architected to use Common Services for various functions and to integrate with Kenexa 2x BrassRing® category applications.

This strategy enables us to meet the needs of our current customer base while developing and deploying future capabilities with little to no customer impact, and thus delivers a high degree of customer care while bringing innovative solutions to market.

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

We follow a development methodology that we believe allows us to develop projects quickly and then proceed on a predictable, low risk path for high-quality results. We conduct our product development through our global development teams. We are in the process of transitioning from being an ISO 9001:2000 certified organization to the Capability Maturity Model Integration (CMMI) approach. We intend to seek CMMI certification in the coming years.

Operations

Recognizing that socio-political drivers require data to be regionally located and managed, Kenexa’s hosting strategy provides regional data centers.  Our data centers in Sterling, Virginia and Blanchardstown, Ireland serve as our hosting facilities for our on-demand solutions.  Kenexa is scheduled to open its Shanghai, China hosting facility in late 2011 or early 2012.  We also have data centers in Massachusetts, Pennsylvania, Nebraska, England, and India. We seek to adhere to industry standards and best practices in our global operations. Our goal is to deliver world-class hosted solutions that are highly available, scalable and reliable across our suite of Talent Management solutions. We believe that we offer best-in-industry security to our customers and demonstrate this through a number of security related certifications including CyberTrust Enterprise, CyberTrust Application, TRUSTe, and SafeHarbor. We seek to deliver quality service with service level guarantees to customers.

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

Our marketing initiatives are generally targeted toward specific vertical industries or specific solutions. Our marketing programs primarily consist of:

•	participation in and sponsorship of conferences, symposiums, regional user groups, networks, tradeshows and industry events;

•	direct marketing campaigns;

•	advertising in online media outlets, trade and mainstream publications;

•	creation of white papers, case studies, sales materials and thought leadership papers;

•	leveraging our website to provide product and company information, podcasts, social media forums, and resources to professionals;

•	focusing public relations efforts on building and enhancing our brand in the marketplace; and

•	expanding our international distribution through strategic partnerships.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies. We compete with niche point solution vendors, some of whom are privately held, such as Peopleclick Authoria, iCIMS, Inc., Global Innovation Corp, Kronos, Pilat HR Solutions, Inc., Previsor, Inc., SHL Group plc, SuccessFactors, Inc., and Taleo Corporation, which offer products that compete with one or more applications in our suite of solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning software with much greater resources, such as Oracle Corporation (PeopleSoft), SAP AG and Lawson, Inc. To a lesser extent, we compete with vendors of recruitment process outsourcing services and survey services, including Accolo, Inc., Alexander Mann Solutions, The Right Thing and survey services such as The Gallup Organization. We believe the principal competitive factors in our industry include:

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

We expect to continue to derive a significant portion of our revenue from renewals of subscriptions for our talent acquisition and employee performance management solutions. Our customers renewed 84% and 80% of their contracts for each of the years ended December 31, 2010 and 2009, respectively which represented 88% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal for each of those years., Historically our customers have renewed in excess of 90% of their subscriptions with us. If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms to us, defer existing agreements or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained.

Maintaining the renewal rate of our existing subscriptions is critical to our future success. Factors that may affect the renewal rate for our solutions include:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	the effectiveness of our support services;

•	our ability to develop complementary products and services;

•	the willingness of our customers to continue to invest their resources in our solutions in light of other demands on those resources; and

•	the macroeconomic environment.

            Most of our existing customers have entered into subscription agreements with us that expire between one and three years from the initial contract date. Our customers have the right to terminate their contracts under certain circumstances and are not obligated to renew their subscriptions for our solutions after the expiration of the initial terms of their subscription agreements. In addition, our customers may negotiate terms which are less favorable to us upon renewal, or may request that we license our software to them on a perpetual basis, which may reduce recurring revenue from these customers. For example, some of our RPO customers restructured their RPO agreements with us during 2009, in the midst of the economic downturn, to decrease the amount of fixed fee services and increase the amount of variable fee services provided pursuant to the agreement. Our future success also depends in part on our ability to sell new solutions to our existing customers.

If the unemployment rate increases or fails to materially decrease, our business may be harmed.

Demand for our solutions depends in part on our customers’ ability to hire and retain their employees.  According to the U.S. Bureau of Labor Statistics, the U.S. unemployment rate in February 2011 was 8.9%.  It is unknown whether unemployment will decrease, increase, or remain constant throughout 2011 and beyond as a result of the general downturn in macroeconomic conditions in the U.S. and globally.  If the unemployment rate increases our existing and potential new customers may no longer consider improvement of their talent acquisition and employee performance management systems to be a necessity and may have less of a need to hire and retain employees, which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to adequately protect our proprietary rights, our competitive advantage could be impaired, and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

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

We have six issued patents and nine pending patent applications. There is no guarantee that the U.S. Patent and Trademark Office will grant these patents, or do so in a manner that gives us the protection that we seek. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect promptly unauthorized use of our intellectual property. Existing intellectual property laws only afford limited protection.

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

For the years ended December 31, 2010, 2009 and 2008, we derived approximately 78.8%, 84.9% and 80.2%, respectively, of our total revenue, from the sale of subscriptions for our solutions and expect that a significant portion of our revenue for the foreseeable future will be derived from those subscriptions. We recognize the associated revenue ratably over the term of the subscription agreement, which is typically between one and three years. As a result, a significant portion of the revenue that we report in each quarter reflects the recognition of deferred revenue from subscription agreements entered into during previous periods. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, making our results less indicative of our future prospects.

Historically, our customers have renewed more than 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal.  However, our customers renewed 84% and 80% of their contracts for each of the years ended December 31, 2010 and 2009, respectively which represented 88% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal for each of those years. We cannot assure you that our renewal rate will return to its historical levels, or that it will not decrease.

If our revenue does not meet our expectations, we may not be able to curtail our spending quickly enough and our cost of revenue, compensation and benefits, and product development would increase as a percentage of revenue. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any one period, as revenue from new customers is recognized over the applicable subscription term

Our revenue is highly susceptible to changes in general economic conditions, and a recession or other downturn in the U.S. economy, or in any geographic market in which we provide services, could substantially impact sales of our services and overall results of operations.

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

To increase our revenue, we must continually add new customers and sell additional solutions to existing customers. If our existing and prospective customers do not perceive our solutions to be of sufficiently high value and quality, we may not be able to attract new customers or to increase sales to existing customers. Our ability to attract new customers and to sell new solutions to existing customers will depend in large part on the success of our sales and marketing efforts. However, our existing and prospective customers may not be familiar with some of our solutions, or may have traditionally used other products and services for some of their talent acquisition and employee performance management requirements. Our existing and prospective customers may develop their own solutions to address their talent acquisition and employee performance management requirements, purchase competitive product offerings or engage third-party providers of outsourced talent acquisition and employee performance management services. These sales challenges may require us to increase our investment in sales efforts, including by hiring additional employees and expanding upon our existing training for our sales force; if we incur these additional costs without achieving a corresponding increase in sales to new and existing customers, then our results of operations may be adversely affected. Additionally, some customers may require that we license our software to them on a perpetual basis or that we allow them the contractual right to convert from a term license to a perpetual license during the contract term, which may reduce recurring revenue from these customers.

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

We provide and manage our service through computer hardware and software that is currently located in a Qwest Web hosting facility in Sterling, VA USA and ServeCentric facility in Blanchardstown, Ireland.  All Web hosting facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. Despite security including continuous guards, dedicated cages, etc., these facilities are also subject to break-ins, sabotage, intentional acts of terrorism, vandalism and similar misconduct. Despite precautions that we take at these facilities, the occurrence of a natural disaster, act of terrorism or other unanticipated problem at any of these facilities could result in lengthy interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable or if our Disaster Recovery Plan (DRP) fails to provide adequate disaster recovery capabilities.

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

In addition, evolving technology may enable new deployment mechanisms that make our on-demand business model obsolete. To the extent that we are not successful in continuing to develop our solutions in correlation with evolving technology, we may not be successful in establishing or maintaining our customer relationships.

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

We may not have the resources or expertise to compete successfully in the future. If we are unable to successfully compete, we could lose existing customers, fail to attract new customers and our revenue would decline. The talent acquisition and employee performance management solutions markets are rapidly evolving and highly competitive, and we expect competition in these markets to persist and intensify. Barriers to entry into our industry are low, new software products are frequently introduced and existing products are continually enhanced. We compete with niche point solution vendors such as PeopleClick Authoria, iCIMS, Inc., Global Innovation Corp, Kronos Incorporated, Pilat HR Solutions, Inc., Previsor, Inc., SHL Group plc, SuccessFactors, Inc., and Taleo Corporation that offer products that compete with one or more applications contained in our solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning, or ERP, software with much greater resources, such as Oracle Corporation (PeopleSoft), SAP AG and Lawson, Inc. To a lesser extent, we compete with vendors of recruitment process outsourcing services, including Accolo, Inc., Alexander Mann Solutions, The Right Thing, and survey services such as The Gallup Organization.  In addition, many organizations have developed or may develop internal solutions to address enterprise talent acquisition and employee performance management requirements that may be competitive with our solutions.

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

We may engage in acquisitions or investments which present many risks, and we may not realize the anticipated financial and strategic goals for any of these transactions.

We have focused on developing solutions for the enterprise talent acquisition and employee performance management market. Our market is highly fragmented and in the future we may acquire or make investments in complementary companies, products, services or technologies. Acquisitions and investments, including our recent acquisition of Salary.com, involve a number of difficulties that present risks to our business, including the following:

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

We believe that our industry is highly fragmented and that there is likely to be consolidation, which could lead to increased price competition and other forms of competition. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. Our competitors may establish or strengthen cooperative relationships with business process outsourcing vendors, systems integrators, third-party consulting firms or other parties. Established companies may not only develop their own products but may also merge with or acquire our current competitors. In addition, we may face competition in the future from large established companies, as well as from emerging companies that have not previously entered the markets for talent acquisition and employee performance management solutions or that currently do not have products that directly compete with our solutions. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share or sell their products at significantly discounted prices, causing pricing pressure. In addition, our competitors may announce new products, services or enhancements that better meet the price or performance needs of customers or changing industry standards. If any of these events occur, our revenues and profitability could significantly decline.

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

 In order to provide our solutions to our customers, we rely in part on our ability to access our customers’ employee and applicant data. The European Union and other jurisdictions have adopted various data protection regulations related to the confidentiality of personal data. To date, these regulations have not restricted our business as we have qualified for a safe harbor available for U.S. companies that collect personal data from areas under the jurisdiction of the European Union. To the extent that these regulations are modified in such a manner that this safe harbor is no longer available, our ability to conduct business in the European Union may be adversely affected

We may face risks associated with our international operations that could impair our ability to grow our revenue.

            We generate a significant portion of our revenue outside the United States. For example, for the year ended December 31, 2010 and 2009, the percentage of revenue generated from customers outside the United States was 26.3% and 20.9%, respectively. We intend to continue selling into our existing international markets and to expand into international markets where we currently do not conduct business, which will require significant management attention and financial resources. If we are unable to continue to sell our products effectively in the existing international markets and expand into additional international markets, our ability to grow our business would be adversely affected. Some of the key factors that may affect our ability to maintain and expand our operations and sales in foreign countries include:

•	difficulty in staffing and managing foreign operations, including our ability to provide services to our customers;

•	building and maintaining a competitive presence in existing and new markets;

•	difficulty enforcing contracts and collecting accounts receivable, leading to longer collection periods;

•	certification, qualification and compliance requirements and expenses relating to our products and business;

•	regulatory requirements, including import and export regulations;

•	changes in currency exchange rates;

•	dependence on third parties to market our solutions through foreign sales channels;

•	reduced protection for intellectual property rights;

•	less stringent adherence to ethical and legal standards by prospective customers;

•	potentially adverse tax treatment;

•	the need to localize products for other languages and country-specific business requirements and regulations;

•	difficulty competing with local vendors;

•	language and cultural barriers; and

•	political and economic instability.

Foreign currency exchange rate risks may adversely affect our results of operations.

             Material portions of our revenue and expenses are generated by our operations in foreign countries, and we expect that our foreign operations will account for a material portion of our revenue and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, mostly the Indian rupee, British pound, euro and Canadian dollar. For the year ended December 31, 2010, we generated approximately 26.3% of our total revenue and incurred approximately 25.0% of our total costs in foreign currencies. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in European markets and other foreign markets in which we have operations. Fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. We also incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency in which it receives revenue and pays expenses. Given the volatility of exchange rates, we may not be able to manage effectively our currency translation or transaction risks, which may adversely affect our financial condition and results of operations.

Changes in the regulatory environment and general economic condition in India, China and elsewhere could have a material adverse effect on our business.

The business and regulatory climates in India, China and other developing economies in which we operate are constantly evolving; developments in the regulatory environment in particular are difficult to predict, and enforcement of current and new laws and regulations may not be consistent.  Adverse changes in the business or regulatory climate in these countries, including developments that make enforcement of our property rights more challenging or expensive, could have a material adverse effect on our business.

In addition, wages in India, China and other developing economies in which we operate are increasing at a faster rate than in the United States. In the event that wages continue to rise, the cost benefit of operating in India and elsewhere may diminish. India has also experienced significant inflation in the past and has been subject to civil unrest and terrorism. There can be no assurance that these and other factors will not have a material adverse effect on our business and results of operations.

We may not be able to raise capital on terms that are favorable to us.

As of December 31, 2010, we had cash and cash equivalents of $52.5 million.  Changes in our operating plans, lower than anticipated revenue, increased expenses or other events, may cause us to seek additional debt or equity financing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and consolidated results of operations. Additional equity financing would be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants or financial ratios that restrict our ability to operate our business.

Our credit facility contains certain financial covenants, the breach of which may adversely affect our financial condition.

We have a senior secured credit agreement with PNC Bank, N.A., under which we had drawn down $59.5 million as of December 31, 2010. Our agreement with PNC Bank contains financial covenants that require us to maintain certain ratios.  If we are not in compliance with our financial covenants, the amounts drawn on the facility may become immediately due and payable. Any requirement to immediately pay outstanding amounts under a credit facility may negatively impact our financial condition and we may be forced by our creditor into actions, which may not be in our best interests. As of December 31, 2010, we were in compliance with our financial covenants.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant damage award.

We expect that software product developers, such as ourselves, will increasingly be subjected to infringement claims as the numbers of products and competitors grow and the functionality of products in different industry segments overlaps. Our competitors or other third parties may challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

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

Our data is obtained from a variety of sources, some of which may not be available to us in the future.

Our proprietary compensation data sets are comprised of extensive data. We obtain our data from a variety of sources, including major consulting firms and our partners, the SEC and other U.S. government agencies and other third party providers, and through our own research efforts. We generally obtain data on a non-exclusive basis and in a summary form. While we do not generally have an ability to resell such data in its entirety, we use such data internally in generating our proprietary data sets. We cannot assure you that the data we require for our proprietary data sets will be available from these sources in the future or that the cost of such data will not increase. From time to time in the past, third parties have sent us letters asserting that our use of data may have violated our agreement with them or infringed upon their copyright. Although we believe that our purchase and use of all third party surveys complies with copyright law and any applicable license agreements, we cannot assure you that we will prevail in any such claims asserted against us and any litigation, regardless of its validity, may involve significant costs and could divert our management’s time and attention from developing our business.

If any third party successfully asserts a claim that we have violated their copyrights or our license agreements with them, we may be required to remove the applicable data from our data sets and regenerate our data sets without such data. Additionally, we may no longer be able to obtain data from the provider or other providers on reasonable terms, if at all. Any inability to obtain data may have a material adverse effect on our business, financial condition and results of operations.

Further, as we expand our customer base to include customers outside of the United States, we may not be able to obtain sufficient international data on reasonable terms to support our data sets. We plan to obtain data which we believe is sufficient to build proprietary data sets in order to support the development of an international business. We expect to incur substantial expense to build proprietary data sets for international markets. We cannot assure you that we will be able to successfully obtain sufficient data to develop proprietary data sets for international markets.

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

We have grown significantly in recent years, and management responsibilities remain concentrated in a small number of executive officers, most of whom have been employed with us for at least five years. Our future success will depend to a significant extent on the continued service of these executive officers, namely Nooruddin S. Karsan, Troy A. Kanter, Donald F. Volk, James P. Restivo, and Archie L. Jones, Jr. as well as our other key employees, software engineers and senior technical and sales personnel. We have not entered into employment agreements with any of our employees. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our business, financial condition and results of operations. Competition for qualified personnel in the software industry is intense, and we compete for these personnel with other software companies that have greater financial and other resources than we do. If we lose the services of one or more of our executive officers or other key personnel, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for key personnel could also divert management’s time and attention and result in increased operating expenses.

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

We have and may continue to have periods of growth in our operations, which has placed, and may continue to place, a significant strain on our management, administrative, operational, technical and financial infrastructure.  We increased our employee base from 693 employees in 2005 to 1,220 employees in 2006; 1,373 employees in 2007; and 1,535 employees in 2008. In 2009, due to the continued deterioration in the economic environment we experienced a decrease in employees to 1,459.  In 2010, we increased our employees to 1,963.

The increase in employees during 2008 was primarily due to the addition of 135 employees that we acquired as a part of our acquisition of Quorum International Holdings Limited (“Quorum”).  The increase in employees during 2010 was primarily due to the addition of 333 employees that we acquired as a part of our acquisitions of CHPD and Salary.com.

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

             Since November 2007, we have repurchased 3,125,651 shares of our common stock under share repurchase plans at an average price per share of $17.80 and an aggregate cost of $55.8 million. These shares were restored to original status and accordingly are presented as authorized but not issued.  Share repurchases may not have the effects anticipated by our board of directors and may instead harm the market price of our securities. Share repurchase plans may use a significant portion of our cash reserves, and could limit our future flexibility to complete acquisition transactions or fund other growth opportunities. In addition, the share repurchases are subject to regulatory requirements. We may become subject to lawsuits regarding the use of our cash for share repurchases or for the failure to follow applicable regulatory requirements in connection with our share repurchase program. Our repurchase plans will also likely result in an increase in the share percentage ownership of our existing shareholders, and such increase may trigger disclosure or other regulatory requirements for our larger shareholders. As a result, certain shareholders may liquidate a portion of their holdings. In addition, our repurchase plans may decrease our public float as shares are repurchased by us on the open market pursuant to the plan and may have a negative effect on our trading volume. Such outcomes may have a negative impact on the liquidity of our common stock, the market price of our common stock and could make it easier for others to acquire a larger percentage of our voting securities.  For the years ended, December 31, 2010 and 2009 no repurchases were made under the stock repurchase plan.

The market price of our common stock has been, and may continue to be, volatile, and our shareholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline.  From September 2008 through December 31, 2010, our common stock has been particularly volatile as the price of our common stock has ranged from a high of $24.01 to a low of $3.66.  In the past several years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. Additionally, as a result of the current global credit crisis and the concurrent economic downturn in the U.S. and globally, there have been significant declines in the values of equity securities generally in the U.S. and abroad.  Factors that could cause fluctuations in the trading price of our common stock include the following:

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

            We currently conduct significant activities internationally. Our foreign subsidiaries accounted for 26.3% of our total revenues during the year ended December 31, 2010, and 20.9% of our total revenues during the year ended December 31, 2009. Our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings.

ITEM 1B.	Unresolved Staff Comments.

Not Applicable.

ITEM 2.	Properties

We lease our headquarters in Wayne, Pennsylvania. The table below provides information concerning our principal facilities, as of December 31, 2010, including the approximate square footage, the approximate monthly rent and the lease expiration date of each facility. We believe that our facilities are in good operating condition and will adequately serve our needs for at least the next 12 months. We also anticipate that, if required, suitable additional or alternative space will be available on commercially reasonable terms, in office buildings we currently occupy or in space nearby, to accommodate expansion of our operations.

Location	Approximate Square Footage	Monthly Rent	Lease Expiration
Frisco, Texas	29,656	$41,737	January 31, 2015
Lincoln, Nebraska	56,449	$86,828	April 30, 2015
London, England	6,844	$15,017	March 18, 2011
Minneapolis, Minnesota	15,474	$31,825	February 29, 2012
Needham, Massachusetts	36,288	$44,064	January 30, 2011
Shanghai, China	9,197	$30,387	October 31, 2012
Vizag, India	60,000	$-	Owned
Waltham, Massachusetts	65,546	$117,016	April 29, 2011
Wayne, Pennsylvania	36,635	$97,887	May 31, 2013

             On January 30, 2011, our lease expired and we closed our facility in Needham, Massachusetts.  The personnel at our Needham location were relocated to our Waltham facility.  We have renewed the lease for our Waltham facility for a term due to expire on April 29, 2018.  During April 2011, three of our facilities located in England, including the lease referenced above, will be consolidated and our personnel will be relocated to a new facility in London, England.  The lease for the new facility in London, England is through March 2021.

            We sublease space in our Wayne, PA and Vizag, India facilities. The total minimum sublease rentals received under noncancelable subleases for the years ended December 31, 2010 and 2009 was $349 and $152, respectively, for Wayne and Vizag.  The total minimum sublease rentals to be received under noncancelable subleases through 2014 is estimated at $1,463 for Wayne and Vizag as of December 31, 2010.

ITEM 3.	Legal Proceedings

             On August 27, 2007, a complaint was filed and served by Kenexa BrassRing, Inc. against Taleo Corporation in the United States District Court for the District of Delaware.  Kenexa alleges that Taleo infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining Taleo from further infringement.  The trial of this matter is currently scheduled to begin on June 27, 2011.

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

Securities Class Actions

             On June 11, 2009 and July 16, 2009, two putative class actions were filed against Kenexa Corporation and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. The complaint filed on July 16, 2009 has since been voluntarily dismissed.  On September 28, 2010, the court granted Kenexa’s motion to dismiss the complaint filed on June 11, 2009 in its entirety.  The plaintiffs filed a motion for reconsideration of the court’s decision on October 12, 2010, which was denied by the court on November 29, 2010.  The plaintiffs failed to file a timely appeal, and, as a result, the actions were concluded in Kenexa's favor.

Genesys Shareholder Suit

             On October 1, 2010, Kenexa completed its acquisition of Salary.com, Inc. which included responsibility for the suit filed on August 13, 2010 by former shareholders and option holders of Genesys Software Systems, Inc. (the “Genesys Parties” and “Genesys,” respectively) against Salary.com, Inc. and Silicon Valley Bank –Trustee Process Defendant in Massachusetts Superior Court.  The Genesys Parties asserts claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Massachusetts Unfair Business Practices Act, and declaratory judgment seeking damages of $2.0 million in contingent consideration related to the purchase of Genesys by Salary.com, plus other monetary damages and fees.  On September 7, 2010 Salary.com filed an answer and counterclaim against the Genesys Parties, and certain former shareholders of Genesys, asserting breach of contract, breach of implied covenants of good faith and fair dealing, fraud, violation of the Massachusetts Unfair Business Practices Act, civil conspiracy, negligent misrepresentation, and declaratory judgment seeking to dismiss the original complaint and unspecified monetary damages.  The $2.0 million in contingent consideration was accrued for in the financial statements at December 31, 2010.

Salary.com Appraisal Suit

             On February 2, 2011, Dorno Investment Partners, LLC filed a Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware against Kenexa Compensation, Inc., the new name for the surviving entity subsequent to the all cash, short form merger of Salary.Com, Inc. and Spirit Merger Sub, Inc. on October 1, 2010.  Dorno was the beneficial owner of 143,610 shares of Salary.Com, Inc. common stock on the merger date and demanded and continues to demand appraisal of the fair value of 140,000 shares pursuant to Delaware law.  Dorno demands fair value for its shares, interest from October 1, 2010, costs, attorney’s fees, and other appropriate relief.

           We are involved in claims, including those identified above, which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters.  However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, could have a material adverse effect on our business, financial condition and operating results. Furthermore, the Company believes that the litigation matters described above, due to their current state are neither probable nor reasonably estimable at the time of filing.

ITEM 4.	Removed and Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock has been quoted on The Nasdaq Stock Market, LLC under the symbol “KNXA” since June 24, 2005. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock reported by The Nasdaq Stock Market, LLC.

	Common Stock Price
	High	Low
Year Ended December 31, 2009:
First Quarter	$8.37	$3.66
Second Quarter	$14.20	$5.27
Third Quarter	$15.40	$9.48
Fourth Quarter	$14.77	$10.39
Year Ended December 31, 2010:
First Quarter	$14.52	$9.58
Second Quarter	$16.05	$11.08
Third Quarter	$18.52	$10.75
Fourth Quarter	$22.91	$17.44

On March 9, 2011, the last reported sale price of our common stock on The Nasdaq Stock Market, LLC was $24.66 per share. As of March 9, 2011, there were approximately 66 holders of record of our common stock.

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

Prior to June 24, 2005, we were not publicly traded and there was no public market for our securities. The graph below compares the cumulative total return of our common stock with that of the Nasdaq Composite Index, the Nasdaq Computer & Data Processing Index and the S&P Smallcap 600 Index from December 31, 2005 through December 31, 2010. The graph assumes that you invested $100 at the close of market on December 31, 2005 in shares of our common stock and invested $100 on December 31, 2005 in each of these indexes, and in each case assumes the reinvestment of dividends. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of shares of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kenexa Corporation, the NASDAQ Composite Index,
the S&P Smallcap 600 Index and the NASDAQ Computer & Data Processing Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/05
3/06
6/06
9/06
12/06
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
Kenexa Corporation
NASDAQ Composite
S&P Smallcap 600
NASDAQ Computer & Data Processing

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6. Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

             The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this filing. The consolidated statements of operations data for each of the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included in this filing.

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$154,689	$133,854	$163,420	$148,662	$90,470
Other	41,664	23,815	40,312	33,264	21,637
Total revenues	196,353	157,669	203,732	181,926	112,107
Cost of revenues	68,433	53,371	61,593	50,920	31,712
Gross profit	127,920	104,298	142,139	131,006	80,395

Operating expenses:
Sales and marketing	48,177	35,182	40,780	35,324	25,134
General and administrative	48,481	40,801	48,884	39,332	24,520
Research and development	11,901	9,757	15,555	17,737	8,618
Depreciation and amortization	19,661	14,264	12,088	7,584	3,487
Restructuring charges	—	—	1,979	—	—
Goodwill impairment charge	—	33,329	167,011	—	—
Total operating expenses	128,220	133,333	286,297	99,977	61,759

(Loss) income from operations	(300)	(29,035)	(144,158)	31,029	18,636
Interest income (expense), net	14	(44)	1,395	3,098	1,560
Loss on change in fair market value of investments including ARS and put option, net and sale of municipal bonds	(379)	(12)	—	—	—
(Loss) income before income tax	(665)	(29,091)	(142,763)	34,127	20,196
Income tax expense (benefit)	2,344	1,927	(38,071)	10,579	4,303
Net (loss) income	$(3,009)	$(31,018)	$(104,692)	$23,548	$15,893
Income allocated to noncontrolling interests	(550)	(61)	—	—	—
Accretion associated with noncontrolling interest (variable interest entity)	(2,202)	—	—	—	—
Net (loss) income allocable to common shareholders	$(5,761)	$(31,079)	$(104,692)	$23,548	$15,893
Basic (loss) income per share:
Net (loss) income per share allocable to common shareholders - basic	$(0.25)	$(1.38)	$(4.60)	$0.94	$0.80
Weighted average shares used to compute net (loss) income allocable to common shareholders - basic	22,645,286	22,532,719	22,779,694	24,926,468	19,911,775
Net (loss) income per share allocable to common shareholders - diluted	$(0.25)	$(1.38)	$(4.60)	$0.93	$0.78
Weighted average shares used to compute net (loss) income allocable to common shareholders - diluted	22,645,286	22,532,719	22,779,694	25,327,004	20,425,794

SELECTED CONSOLIDATED FINANCIAL DATA

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,455	$29,221	$21,742	$38,032	$42,502
Short-term investments	—	29,570	4,512	58,423	—
Long-term investments	—	—	16,513	—	—
Total assets	309,179	202,343	218,465	347,889	267,459
Short-term debt, net	5,000	—	—	—	20,000
Capital lease obligations, short-term	271	211	143	140	229
Total deferred revenue	76,052	49,964	38,638	35,076	31,251

Capital lease obligations, long-term	146	259	108	94	145
Term loan and Revolver, long-term	54,500	—	—	—	45,000
Other liabilities (1)	2,515	1,981	1,319	138	225

Class A common stock	229	226	225	240	209
Total shareholders’ equity	132,867	130,138	156,536	287,648	147,161

(1)
Amounts in 2010, 2009 and 2008 consists of ASC 740 income tax liabilities related to uncertain tax positions of $2,515, $1,890 and $1,256, respectively.  See Critical Accounting Policies and Estimates, Accounting for Income taxes for further discussion.

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

Overview

We provide business solutions for human resources which include a comprehensive suite of on-demand software applications and complementary services, including outsourcing services and consulting, to help global organizations recruit high performing individuals and increase employee productivity and retention. We employ a large force of organizational and industrial psychologists and statisticians who study the science of human behavior and its impact on business outcomes. This research is the foundation of our suite of software applications and supporting services that enable our customers to improve business results through human resources.  Based on our 23 years of experience assisting customers in addressing their human resource requirements we believe our software applications and services form solutions that enable our customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

Since 1999, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions.  Our customers typically purchase multi-year subscriptions with an average length of approximately two years.  For the years ended December 31, 2010 and 2009, subscription revenue represented approximately 78.8% and 84.9% of our total revenue, respectively.  We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis.

We sell our solutions to large and medium-sized organizations through our direct sales force. As of December 31, 2010, we had a global customer base of approximately 6,800 companies, including approximately 255 companies on the Fortune 500 list published in May 2010. Our customer base includes companies that we billed for services during the year ended December 31, 2010 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $103.5 million, or 52.7%, of our total revenue for the year ended December 31, 2010.

Our customers typically purchase multi-year subscriptions which provide us with a recurring revenue stream.  Our customers renewed 84% and 80% of their contracts for each of the years ended December 31, 2010 and 2009, respectively which represented 88% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal for each of those years. This renewal rate provides us with a strong base of recurring revenue. We believe that our strong customer relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing customers and to achieve greater penetration within an organization. As the business environment improves we expect renewal rates to improve to our historical renewal rate in excess of 90%.

In May 2010, we launched a major upgrade to our product line.  Our 2x platform™ includes applications such as Kenexa 2x Recruit™, Kenexa 2x BrassRing®, Kenexa 2x Onboard™ and our first-to-market Kenexa 2x Mobile™ solution.  Future modules to the 2x platform include Kenexa 2x Perform™, Kenexa 2x Assess™, Kenexa 2x Analytics™ and Kenexa 2x Survey™.  We believe that Kenexa 2x enables customers to improve productivity, increase cost savings, ensure compliance with corporate and legal mandates, and raise employee engagement.

As of December 31, 2010 the national unemployment rate dropped 0.5% from the prior year to 9.4% and with the drop we have witnessed a slow but steady improvement in business conditions.  The unemployment rate is slowly improving, and recent industry reports suggest that the unemployment rate will continue to improve over the balance of this year and into 2012.

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

Over the past eleven years, we have pursued a strategy designed to focus our business on talent acquisition and employee performance management solutions and reduce our strategic focus on discrete professional services that generated less predictable revenue streams and lower margins. To that end:

•	in 1999, we exited our temporary staffing business;
•	in 2000 and 2001, we acquired four businesses which enhanced our screening and behavioral assessment solutions and skills testing technologies;
•	since 2002, we reduced our strategic focus on position-specific recruiting services;
•	in 2003, we discontinued our Oracle implementation business and sold our pharmaceutical training division;
•	in 2005, we expanded our presence in North America and enhanced our customer base through our acquisition of Scottworks Solutions, Inc.;
•
in 2006, we enhanced our talent acquisition solutions and customer base through our acquisitions of Webhire, Inc.,
Knowledge Workers Inc., Gantz-Wiley Research Consulting Group Inc., Psychometric Services Limited. and BrassRing Inc.;

•	in 2007, we enhanced our talent acquisition solutions and customer base through our acquisitions of Strategic Outsourcing Corporation and HRC Human Resources Consulting GmbH;
•	in 2008, we expanded our global footprint in the talent acquisition space through our acquisition of Quorum International Holdings Limited;
•	in 2009, we entered into an ownership interest transfer agreement with Shanghai Runjie Management Consulting Company to gain presence in China’s human capital management market; and
•	in 2010, we expanded our global footprint and added to our product offerings through our acquisitions of CHPD and Salary.com.

As a result of our shift in strategic focus in 2000, we have focused on providing talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions.  We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. In 2000, revenue derived from subscriptions for these solutions comprised approximately 54.4% of our total revenue.  Since 2005, subscription revenue has represented approximately 80% of our total revenue.  For the years ended December 2010 and 2009, subscription revenue represented approximately 78.8% and 84.9% of our total revenue, respectively.  This shift to subscription-based services has been driven by our customer’s adoption of the on-demand model for software delivery and need for solutions that improve employee recruiting and retention.  We expect non-GAAP subscription revenue will be within a target range of 78% to 82% of our total revenues in 2011.

From our inception through 2001, our operations were funded primarily through internally generated cash flows and our line of credit, as well as private placements of our securities to institutional investors. On June 29, 2005, we completed our initial public offering and listed our common stock for trading on the Nasdaq Stock Market.

Recent Events

            In July 2010, in accordance with our UBS AG agreement, we exercised our right to sell our auction rate securities back to UBS and liquidated our auction rate security portfolio in its entirety.

            On July 26, 2010, we acquired all of the outstanding stock of CHPD which operates as a leadership development and management training company based in London, England for a purchase price of approximately $4.2 million in cash.  The total cost of the acquisition including estimated legal, accounting, and other professional fees was approximately $4.4 million. We deposited $0.4 million into escrow to cover any claims for indemnification.  We acquired all assets and liabilities of CHPD using our existing cash and expect the acquisition of CHPD will enhance our existing research and content portfolio as well as provide our customers with the ability to more efficiently implement the results of their employee engagement surveys.

            On August 31, 2010, we entered into a secured credit agreement with PNC Bank, N.A., in connection with our acquisition of Salary.com.  The secured credit agreement included a maximum amount available under the credit facility of $25.0 million, including a sublimit of up to $2.0 million for letters of credit and swing loans. Borrowings under the new credit facility were secured by substantially all of the Company’s assets and the assets of its subsidiaries.  Prior to termination of the credit agreement as discussed below, the Company borrowed $25.0 million under the credit agreement in connection with the acquisition of Salary.com.

            On October 1, 2010, we acquired all of the outstanding stock of Salary.com, which provides on-demand compensation software that helps businesses and individuals manage pay and performance, for a purchase price of approximately $78.4 million in cash.  The total cost of the acquisition including estimated legal, accounting, and other professional fees of $4.4 million, was approximately $82.8 million.  We used cash and borrowings against the credit facility to fund the acquisition.  We believe there is a significant opportunity to expand Salary.com’s adoption in large organizations and on a global basis because its compensation analysis software is highly synergistic with our current suite of talent acquisition and retention solutions.

On, October 20, 2010, we terminated and paid all outstanding amounts under our secured credit agreement, dated August 31, 2010, and entered into an amended credit agreement with PNC Bank.  The maximum amount available under the amended credit agreement is $60.0 million, comprised of a $35.0 million revolving facility, including a sublimit of up to $5.0 million for letters of credit and a sublimit of up to $2.5 million for swing loans (the “Revolving Facility”), and a $25.0 million term facility (the “Term Facility”). We may request to increase the maximum amount available under the Revolving Facility to $50.0 million.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. We and each of our U.S. subsidiaries are guarantors of the obligations under the amended credit agreement. Borrowings under the amended credit agreement are secured by substantially all of our assets (including a pledge of the capital stock of their subsidiaries (but limited to only 65% of the voting stock of first-tier foreign subsidiaries)). As of December 31, 2010 we borrowed $59.5 million under the amended credit agreement in connection with the acquisition of Salary.com and to enhance working capital.

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

Our customers primarily purchase renewable subscriptions for our solutions. The typical subscription term is one to three years, with some terms extending up to five years. The majority of our subscription agreements are not cancelable for convenience, but our customers have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled.  Our customers renewed 84% and 80% of their contracts for each of the years ended December 31, 2010 and 2009, respectively which represented 88% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal for each of those years.  As the business environment improves we expect renewal rates to improve to our historical renewal rate in excess of 90%.

Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met.  As of December 31, 2010, deferred revenue increased by $26.1 million or 52.2% to $76.1 million from $50.0 million at December 31, 2009.  The increase in deferred revenue is a result of the increase in sales of our multiple elements or bundled arrangements and our acquisition of Salary.com.  We generally price our solutions based on the number of software applications and services included and the number of customer employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.

We derive other revenue from the sale of discrete professional services and translation services, as well as from out-of-pocket expenses. The majority of our other revenue is derived from discrete professional services, which primarily consist of consulting and training services and success fees. This revenue is recognized differently depending on the type of service provided, as described in greater detail below under “Critical Accounting Policies and Estimates.”

For the year ended December 31, 2010, approximately 73.7% of our total revenue was derived from sales in the United States. Foreign revenue that we generated from customers in the United Kingdom, Germany and China was approximately 8.3%, 3.4% and 2.7%, respectively. Revenue for other countries amounted to an aggregate of 11.9%. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the year ended December 31, 2010.  For the year ended December 31, 2010, the percentage of revenue derived from sales in the United States decreased over the prior year due our emphasis on global expansion.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our customers. Additionally, our application hosting costs, amortization of third-party license royalty costs, technical support personnel costs, overhead allocated based on headcount and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our customer base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.  As our revenues increase, we expect our cost of revenue to increase proportionately, subject to pricing pressure related to economic conditions and influenced by the mix of services and software. To the extent new customers are added, we expect that the cost of services, as a percentage of revenue, will be greater than those services associated with existing customers.

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

General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead.  We expect general and administrative expenses to increase in the short term as we incur additional professional fees in connection with our patent infringement matter.  However, in the longer term, based upon the current state of the economy, we believe that general and administrative expenses will remain the same or slightly increase in dollar amount and remain relatively constant or slightly decrease as a percentage of total revenue in 2011.

Research and Development. Research and development expenses primarily consist of personnel and related costs, including salaries, and employee benefits, for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel and third party consultants.  Our research and development efforts have been devoted primarily to the preliminary stages of project development and maintenance and training costs of our existing products.  As we continue to execute on our strategies, including rolling out our 2x platform™ and continuing to develop feature enhancements, we believe that research and development expenses will remain flat or increase slightly in dollar amount in 2011.

Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business, in thousands (other than percentages):

	For the Year Ended December 31,
	2010	2009	2008
Non-GAAP income from operations	$17,647	$15,915	$36,563
Total non-GAAP Revenue	199,418	157,669	203,732
Non-GAAP Subscription revenue as a percentage of total revenue	79.1%	84.9%	80.2%
Net non-GAAP cash provided by operating activities	34,985	35,520	32,465

	For the Year Ended December 31,
	2010	2009	2008
Total deferred revenue	$76,052	$49,964	$38,638

The following is a discussion of significant terms used in the tables above.

             Non-GAAP financial measures.  We believe that non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.  We use these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining executive incentive compensation, and for budget and planning purposes.  These measures are used in monthly financial reports prepared for management and in quarterly financial reports presented to our Board of Directors.  We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing financial measures with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

            We do not consider such non-GAAP measures in isolation or as an alternative to measures determined in accordance with GAAP. The principal limitation of such non-GAAP financial measures is that they exclude significant expenses that are required by GAAP to be recorded.  In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which charges are excluded from the non-GAAP financial measures.

              In order to compensate for these limitations, we present our non-GAAP financial measures in connection with our GAAP results.  We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

              Non-GAAP cash from operations.  Non-GAAP cash from operations consists of GAAP cash flows from operations adjusted for non-recurring payments of liabilities associated with our acquisitions and payments of acquisition related fees totaled $9.1 million.  These exclusions are made to GAAP cash from operations to facilitate a consistent and more meaningful comparison to the prior year since their effect was not included in our 2009 results.

	For the Year Ended December 31,
	2010	2009	2008
	(unaudited)	(unaudited)	(unaudited)
Cash from operations	$25,864	$35,520	$32,465
Non-recurring payments associated with acquisition	4,534	—	—
Acquisition related fees	4,587	—	—
Non-GAAP cash from operations	$34,985	$35,520	$32,465

              Non-GAAP revenue.  Non-GAAP revenue consists of GAAP revenue, adjusted to reverse the effect of the write down of deferred revenue associated with purchase accounting for the Salary.com acquisition.   This effect during the three months ended December 31, 2010 was $3.1 million and is added back to Non-GAAP revenue because we believe its inclusion provides a more accurate depiction of total revenue arising from the Salary.com acquisition.

              Non-GAAP subscription revenue as a percentage of total revenue.  Non-GAAP subscription revenue as a percentage of total revenue can be derived from our consolidated statements of operations adjusted for the effect of the write down of the deferred revenue associated with purchase accounting for the Salary.com acquisition as described above.  We expect that the percentage of non-GAAP subscription revenue will be within a target range of 78% to 82% of our total revenues in 2011.

	For the Year Ended December 31,
	2010	2009	2008
	(unaudited)	(unaudited)	(unaudited)
Revenue
Subscription revenue	$154,689	$133,854	$163,420
Deferred revenue associated with acquisition	3,065	—	—
Non-GAAP subscription revenue	157,754	133,854	163,420
Other	41,664	23,815	40,312
Non-GAAP revenue	$199,418	$157,669	$203,732

             Non-GAAP income from operations.  Non-GAAP income from operations is derived from income (loss) from operations adjusted for noncash or nonrecurring expenses.  We believe that measuring our operations, using non-GAAP income from operations provides more useful information to management and investors regarding certain financial and business trends relating to our financial condition and ongoing results.  We believe that the use of these non-GAAP financial measures provides an additional tool for investor to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

	For the year ended December 31,
	2010	2009	2008
	(unaudited)	(unaudited)	(unaudited)
Loss from operations	$(300)	$(29,035)	$(144,158)
Share-based compensation expense	4,542	5,364	5,761
Amortization of acquired intangibles	5,753	4,475	5,456
Acquisition-related fees	4,587	—	—
Deferred revenue associated with acquisition	3,065	—	—
Professional fees associated with variable interest entity	—	687	—
Severance expense	—	1,156	—
Expenses related to restructuring charges and related legal fees	—	—	2,493
Goodwill impairment charge	—	33,329	167,011
Noncontrolling interests	—	(61)	—
Non-GAAP income from operations	$17,647	$15,915	$36,563

The Company’s non-GAAP financial measures as set forth in the table above exclude the following:

Share-based compensation.  Share-based compensation consists of expenses for stock options and stock awards that we began recording in accordance with ASC 718 during the first quarter of 2006.  Share-based compensation was $4.5 million, $5.4 million and $5.8 million for the years ending December 31, 2010, 2009 and 2008, respectively.  Share-based compensation expenses are excluded in our non-GAAP financial measures because they are difficult to forecast. This is due in part to the magnitude of the charges, which depends upon the volume and timing of stock option grants that are unpredictable and can vary dramatically from period to period, and external factors such as interest rates and the trading price and volatility of our common stock.

Amortization of intangibles associated with acquisitions.  In accordance with GAAP, operating expenses include amortization of acquired intangible assets which are amortized over the estimated useful lives of such assets.  Amortization of acquired intangible assets was $5.8 million, $4.5 million and $5.5 million for the years ending December 31, 2010, 2009 and 2008, respectively. Amortization of acquired intangible assets is excluded from our non-GAAP financial measures because we believe that such exclusion facilitates comparisons to our historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

Acquisition-related fees.  In accordance with ASC 805, Business Combinations, acquisition-related fees including advisory, legal, accounting and other professional fees are reported as expense in the periods in which the costs are incurred and the services are received.  Acquisition-related fees of $4.6 million, for the year ended December 31, 2010 include legal, travel, and other fees not expected to recur from the acquisitions of Salary.com and CHPD.  Acquisition-related fees are excluded in the non-GAAP financial measures because we believe that such exclusion facilitates comparisons to our historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

Deferred revenue associated with acquisition.  Deferred revenue consists of the effect of the write down of the deferred revenue associated with purchase accounting for the Salary.com acquisition.  This effect during the year ended December 31, 2010 was $3.1 million and is added back since we believe its inclusion provides a more accurate depiction of total revenue arising from the Salary.com acquisition.

Professional fees associated with variable interest entity.  We incurred professional fees in connection with our Chinese expansion in the amount of $0.7 million during the first quarter of 2009.  We believe that such exclusion facilitates comparisons to our historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

Severance expenses.  We incurred charges in the amount of $1.2 million in relation to additional severance expenses in the first quarter of 2009.  These charges were excluded from non-GAAP income to facilitate a more meaningful comparison to the prior year’s results.

Expenses related to restructuring charges and related legal fees. We incurred charges in the amount of $2.5 million in relation to restructuring in the fourth quarter of 2008.  Such charges consisted of severance and outplacement benefit costs of $2.0 million and certain legal fees of $0.5 million in relation to the termination of approximately 200 employees.

Goodwill impairment charge.  We recorded a non-cash goodwill impairment charge in the first quarter of 2009 of $33.3 million and $167.0 million in the fourth quarter of 2008 of as a result of a substantial decrease in our stock price, reflecting the impact of the unprecedented turmoil in world economies and the resultant impact on our operations.

Noncontrolling Interest.   Noncontrolling interest of $0.1 million includes income from operations due to our variable interest entity partner and is excluded from the calculation of non-GAAP net income from operations because it is unrelated to our ownership in the venture.

Deferred revenue.  We generate revenue primarily from multi-year subscriptions for our on-demand talent acquisition and employee performance management solutions and our compensation module. We recognize revenue from these subscription agreements ratably over the hosting period, which is typically one to three years. We generally invoice our customers in annual, quarterly or monthly installments in advance. Deferred revenue, which is included in our consolidated balance sheets, is the amount of invoiced subscriptions in excess of the amount recognized as revenue. Deferred revenue represents, in part, the amount that we will record as revenue in our consolidated statements of operations in future periods. As the subscription component of our revenue has grown and our customer willingness to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown.  It is possible that this trend may vary as business conditions change.

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Deferred revenue at the beginning of the year	$49,964	$38,638	$35,076
Total invoiced subscriptions during the year	166,468	145,180	166,982
Deferred revenue from acquisition	14,309	—	—
Subscription revenue recognized during the year	(154,689)	(133,854)	(163,420)
Total deferred revenue at end of year	$76,052	$49,964	$38,638

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

            We enter into arrangements with customers which may include consulting services, software licenses and data.   For sales arrangements that contain multiple deliverables revenue is allocated among the deliverables using the selling price hierarchy established in ASU 2009-13 to determine the selling price of each deliverable. The selling price hierarchy allows for the use of estimated selling price (“ESP”) to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement in the absence of vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”). We determined our ESP of fair value for our application services based on the following:

•
We utilize a pricing model for our products which considers market factors such as customer demand for its products, and the geographic regions where the products are sold.  In addition, the model considers entity-specific factors such as volume based pricing, discounts for bundled products and total contract commitment.  Management approval of the model ensures that all of our selling prices are consistent and within an acceptable range for use with the relative selling price method.

•
While the pricing model currently in use captures all critical variables, unforeseen changes due to external market forces may result in revising some of the inputs.  These modifications may result in the consideration allocation differing from the one presently in use.  Absent a significant change in the pricing inputs or the way in which the industry structures its deals, future changes in the pricing model are not expected to materially affect our allocation of arrangement consideration.

            To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis; and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transactions is deferred until all elements are delivered.

            We determine the selling price in multiple-element arrangements using VSOE or TPE if available. VSOE is determined based on the price charged for the same deliverable when sold separately and TPE is established based on the price charged by our competitors or third parties for the same deliverable. If we are unable to determine the selling price because VSOE or TPE does not exist, we use our ESP.

This change in policy increased our revenues by approximately $2.9 million for the year ending December 31, 2010.

Subscription Fees and Support Revenues. Subscription fees and support revenues are recognized ratably over the lives of the contracts.  Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

In accordance with FASB ASC 605-45, “Principal Agent Considerations,” we record reimbursements received for out-of-pocket expenses as revenue and not netted with the applicable costs.  These items primarily include travel, meals and certain telecommunication costs.  Reimbursed expenses for the years ended December 31, 2010, 2009 and 2008, totaled $3.3 million, $2.2 million and $4.7 million, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from customers’ inability to pay us. The provision is based on our historical experience and for specific customers that, in our opinion, are likely to default on our receivables from them. In order to identify these customers, we perform ongoing reviews of all customers that have breached their payment terms, as well as those that have filed for bankruptcy or for whom information has become available indicating a significant risk of non-recoverability. We rely on historical trends of bad debt as a percentage of total revenue over 90 days past due and apply these percentages to the accounts receivable associated with new customers and evaluate these customers over time. To the extent that our future collections differ from our assumptions based on historical experience, the amount of our bad debt and allowance recorded may be different.

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims.  Our self-insurance accruals which are reported on a gross basis totaled approximately $0.6 million for each of the periods ended December 31, 2010 and 2009. We continuously review the adequacy of our insurance coverage. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management's estimates.

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

Our determination of the level of valuation allowance at December 31, 2010 is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions.  Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

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

	Kenexa Corporation Consolidated Statements of Operations (in thousands, except for percentages)

	For the Year Ended December 31,
	2010		2009		2008
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues:
Subscription revenue	$154,689	78.8%	$133,854	84.9%	$163,420	80.2%
Other revenue	41,664	21.2%	23,815	15.1%	40,312	19.8%
Total revenues	196,353	100.0%	157,669	100.0%	203,732	100.0%
Cost of revenues	68,433	34.9%	53,371	33.9%	61,593	30.2%
Gross profit	127,920	65.1%	104,298	66.1%	142,139	69.8%

Operating expenses:
Sales and marketing	48,177	24.5%	35,182	22.3%	40,780	20.0%
General and administrative	48,481	24.7%	40,801	25.9%	48,884	24.0%
Research and development	11,901	6.1%	9,757	6.2%	15,555	7.6%
Depreciation and amortization	19,661	10.0%	14,264	9.0%	12,088	5.9%
Restructuring charges	—	—%	—	—%	1,979	1.0%
Goodwill impairment charge	—	—%	33,329	21.1%	167,011	82.0%
Total operating expenses	128,220	65.3%	133,333	84.5%	286,297	140.5%

Loss from operations	(300)	(0.1)%	(29,035)	(18.4)%	(144,158)	(70.8)%
Interest income (expense), net	14	—%	(44)	—%	1,395	0.7%
Loss on change in fair market value of ARS and put option, net	(379)	(0.2)%	(12)	—%	—	—%
Loss before income tax	(665)	(0.3)%	(29,091)	(18.4)%	(142,763)	(70.1)%
Income tax (expense) benefit	(2,344)	(1.2)%	(1,927)	(1.2)%	38,071	18.7%
Net loss	$(3,009)	(1.5)%	$(31,018)	(19.6)%	$(104,692)	(51.4)%
Income allocated to noncontrolling interests	(550)	(0.3)%	(61)	(0.1)%	—	—%
Accretion associated with noncontrolling interest (variable interest entity)	(2,202)	(1.1)%	—	—%	—	—%
Net loss allocable to common shareholders	$(5,761)	(2.9)%	$(31,079)	(19.5)%	$(104,692)	(51.4)%

Geographic Information

             The following table summarizes the distribution of revenue by geographic region as determined by billing address for the years ended December 31, 2010, 2009 and 2008.

	For the year ended December 31, 2010		For the year ended December 31, 2009		For the year ended December 31, 2008
Country	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue
United States	$144,710	73.7%	$124,652	79.1%	$149,225	73.6%
United Kingdom	16,240	8.3%	11,156	7.1%	17,729	8.7%
Other European Countries	10,356	5.3%	7,818	4.9%	11,660	5.5%
Germany	6,593	3.4%	4,073	2.6%	9,765	4.8%
The Netherlands	3,049	1.5%	1,755	1.1%	3,196	1.6%
Canada	3,883	2.0%	2,808	1.8%	5,539	2.7%
China	5,326	2.7%	1,390	0.9%	—	—%
Other	6,196	3.1%	4,017	2.5%	6,618	3.1%
Total	$196,353	100.0%	$157,669	100.0%	$203,732	100.0%

Comparison of Years Ended December 31, 2010 and 2009

Revenues

            Total revenue increased by $38.7 million or 24.5% to $196.4 million, subscription revenue increased by $20.8 million or 15.6% to $154.7 million and other revenue increased by $17.9 million or 74.9% to $41.7 million for the year ended December 31, 2010, compared to the same period in 2009. Subscription revenue represented approximately 78.8% of our total revenue for the year ended December 31, 2010.

The increase in total revenue for the year ended December 31, 2010 is attributable to volume increases in our recruitment process outsourcing and other consulting services, our Chinese variable interest entity, and favorable changes in foreign exchange rates, which contributed $11.9 million, $4.1 million and $0.8 million, respectively, compared to the same period in 2009.  In addition, increases form the accounting effects relating to the adoption of ASU 2009-13, an increase in software subscription activity and the revenue from our recent acquisition of Salary.com contributed $2.9 million, $8.7 million and $10.3 million, respectively compared to the same period in 2009.  Based upon the current market conditions, we expect our subscription-based and other revenues to continue to increase in 2010 and into 2011 over the prior year due to stabilization in the unemployment rate, improved business environment and continued acceptance of our talent management solutions on-demand model.

Cost of Revenues

            Cost of revenue increased by $15.2 million or 28.2% to $68.5 million during the year ended December 31, 2010, compared to the same period in 2009.  The $15.2 million increase was due to an increase in staff related expense, third party fees and reimbursable expenses of $11.8 million, $3.0 million and $1.1 million, respectively, partially offset by a reduction in severance expense of $0.7 million.  The increase in staff related expense was due to an increase in headcount in our RPO division and our acquisitions of CHPD and Salary.com.  As a percentage of revenue, cost of revenue increased by 1.0% to 34.9% for the year ended December 31, 2010, compared to the same period in 2009.

Sales and Marketing

            Sales and marketing expense increased by $13.1 million or 36.9% to $48.2 million during the year ended December 31, 2010, compared to the same period in 2009.  The $13.1 million increase was due primarily to increased staff and staff related expense of $7.5 million resulting from an increase in staff and additional personnel from our acquisitions of CHPD and Salary.com and $0.8 million in severance expense in connection with our acquisition of Salary.com.  In addition, increased expenses relating to marketing, travel, bonus expenses and bad debt reserve contributed $1.8 million, $1.3 million, $0.8 million and $1.4 million to the increase as compared to the same period in 2009, partially offset by a decrease in third party consultants of $0.5 million, respectively.  As a percentage of revenue, sales and marketing expense increased by 2.2% to 24.5%, for the year ended December 31, 2010.

General and Administrative

            General and administrative expense increased by $7.5 million or 18.8% to $48.4 million during the year ended December 31, 2010, compared to the same period in 2009.  The $7.5 million increase was due primarily to increased professional fees and rent and utility expenses contributed $4.0 million and 1.2 million, respectively, to the increase as compared to the same period in 2009.  In addition, an increase in staff and staff related expense from our acquisitions, bonus expense and other expenses contributed of $0.5 million, $1.5 million and $0.8 million, respectively, partially offset by a reduction in share-based compensation expense of $0.5 million. The $4.0 million increase in professional fees was primarily due to litigation expenses from our class action and patent infringement suits and consulting fees from our recent acquisitions of approximately $4.6 million, partially offset by a reduction in variable interest entity setup fees of $0.6 million for the year ended December 31, 2010, compared to the same period in 2009.  The increase in rent and utilities expense was primarily due to our recent acquisitions.  As a percentage of revenue, general and administrative expense decreased by 1.2% to 24.7% for the year ended December 31, 2010, compared to the same period in 2009.

Research and Development

            Research and development expense increased by $2.1 million or 22.0% to $11.9 million during for the year ended December 31, 2010, compared to the same period in 2009, due to an increase in staff expense of $2.2 million, partially offset by a reduction in severance expense of $0.1 million.  As a percentage of revenue, research and development expense decreased by 0.1% to 6.1% for the year ended December 31, 2010, compared to the same period in 2009.

            Capitalized software costs increased by $1.8 million or 18.6% to $11.5 million for the year ended December 31, 2010, compared to the same period in 2009.  The remaining R&D activities have been expensed as incurred.  Our total capitalized software costs and research and development expense totaled $23.4 million or 11.9% as a percentage of total revenue, for the year ended December 31, 2010.  For the year ended December 31, 2009, our total capitalized software costs and research and development expense totaled $19.5 million or 12.4% as a percentage of total revenue.

Depreciation and Amortization

            Depreciation and amortization expense increased by $5.4 million or 37.8% to $19.7 million during the year ended December 31, 2010, compared to the same period in 2009.  The $5.4 million increase was due primarily to increased depreciation expense associated with our capitalized software and equipment purchases.  In the future, we expect depreciation and amortization expense to increase due to recent capital purchases and as we place our software development costs into service.  The increase in capitalized software development costs is directly attributable to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software.”

Income Tax Expense

Income tax expense increased by $0.4 million or 21.6% to $2.3 million for year ended December 31, 2010, compared to the same period in 2009.  During the year ended 2010, we made elections related to the acquisition of Salary.com under Section 338(g) of the Internal Revenue Code with the effect of increasing the tax basis of certain acquired intangible assets to equal the deemed purchase price of these assets. We are amortizing the increased tax basis of these acquired intangibles over a 15-year period for federal and state income tax purposes.  The amortization of these intangibles gives rise to temporary differences between the book basis and tax basis of these assets.

Income tax expense of $1.9 million was recorded on a loss from operations of $29.0 million for the year ended December 31, 2009 as compared with an income tax benefit of $38.1 million for the year ended December 31, 2008. The current year income tax expense is primarily attributable to an increase in the valuation allowance of $7.3 million on federal, state and foreign net operating losses and the recognition of a goodwill impairment loss of $33.3 million that is only partially deductible for U.S. tax purposes.

           We recorded a current Federal tax benefit of $1.7 million for 2010 based primarily on a domestic loss of $8.4 million which may be carried back to a previous year.  Current state taxes of $0.4 million have been provided on taxable income recognized by certain domestic affiliated companies.  Current foreign income tax expense of $1.6 million has been provided on foreign taxable income of $9.1 million.  Deferred federal, foreign and state tax expense (benefit) of $1.3 million, ($0.2) million and $0.9 million, respectively, have been provided on changes in the difference between the book and tax basis of assets.

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

Comparison of Years Ended December 31, 2009 and 2008

Revenues

Total revenue decreased by $46.0 million or 22.6% to $157.7 million for the year ended December 31, 2009 from $203.7 million for the year ended December 31, 2008. Our subscription revenue decreased by $29.5 million to $133.9 million for the year ended December 31, 2009 from $163.4 million for the year ended December 31, 2008. Subscription revenue represented approximately 84.9% of our total revenue for the year ended December 31, 2009 compared to 80.2% of our total revenue for the year ended December 31, 2008. The decrease in revenue is attributable primarily to the effects of the global economic recession, increased pricing pressures, high unemployment, and reduced demand for our products and services and the effects of delayed revenue recognition associated with sales of our multiple element or bundled arrangements.

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

Research and Development

Research and development expense decreased by $5.8 million or 37.3% to $9.8 million for the year ended December 31, 2009 compared to $15.6 million for the year ended December 31, 2008. The $5.8 million decrease in research and development expense was primarily due to reduced staff related expense and an increase in capitalized software development costs.  Capitalized software development costs increased by $1.5 million or 18.3% to $9.7 million for the year ended December 31, 2009 from $8.2 million for the year ended December 31, 2008.  The increase in capitalized software development costs was directly attributable to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software”, and a decrease of research and development expenses.  The increase in capitalized software development costs was due in part to greater use of third party software developers.  As a percentage of total revenue, research and development expense decreased 1.4% to 6.2% for the year ended December 31, 2009 compared to 7.6% the year ended December 31, 2008.  A small portion of our research and development expense relates to the efforts of our Kenexa Research Institute scientists, which is more fixed in nature. This cost structure will result in future research and development expense being more constant.  .

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

Income Tax Expense

An income tax expense of $1.9 million was recorded on a loss from operations of $29.0 million for the year ended December 31, 2009 as compared with an income tax benefit of $38.1 million for the year ended December 31, 2008. The current year income tax expense is primarily attributable to an increase in the valuation allowance of $7.0 million on federal, state and foreign net operating losses and the recognition of a goodwill impairment loss of $33.3 million that is only partially deductible for U.S. tax purposes.

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

.

Liquidity and Capital Resources

Since we were formed in 1987, we have financed our operations primarily through internally generated cash flows, our revolving credit facilities and the issuance of equity. As of December 31, 2010, we had cash and cash equivalents of $52.5 million.  In addition, we had borrowings of $59.5 million from our credit and term loans in connection with our acquisition of Salary.com and enhance working capital and $0.3 million in capital equipment leases.  Cash held in foreign denominated currencies was $10.9 million or 20.7% of our total cash balance as of December 31, 2010.  A ten percent change in the exchange rate of the underlying currencies would not have a material impact on our foreign denominated cash balances on our statement of cash flows.

Our cash provided from operations was $25.9 million, $35.5 million and $32.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Cash used in investing activities was $63.1 million, $28.2 million and $18.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash provided by and (used in) financing activities was $60.4 million, $(0.2) million and $(29.7) million for the years ended December 31, 2010, 2009 and 2008, respectively.  All of these effects in 2010 resulted in an increase in our cash and cash equivalents of $23.2 million for the year ended December 31, 2010.  We expect positive cash flow from operations to continue in future periods.

We calculate our quarterly days sales outstanding (“DSO”) as ending net accounts receivable divided by quarterly net revenues multiplied by 90.  In 2010, our DSO ranged from 59 to 67, and 61 to 67 in 2009.

During the quarter ended September 30, 2010 the Company exercised its right to sell the remaining auction rate securities back to UBS at par value realizing $6.6 million in proceeds, effectively liquidating its $13.9 million investment at December 31, 2009.  Additionally, during the quarter ended September 30, 2010, in anticipation of the Salary.com acquisition (as discussed in Footnote 4 – Acquisitions of the Notes to the Consolidated Financial Statements) the Company liquidated the remaining balance of its municipal bonds, which totaled $15.6 million at December 31, 2009. (See Note 3 – Investments to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information).

On July 26, 2010, we acquired CHPD which operates as a leadership development and management training company based in London, England for a purchase price of approximately $4.2 million in cash.  The total cost of the acquisition, including estimated legal, accounting, and other professional fees was approximately $4.4 million.

On October 1, 2010, we acquired Salary.com, a provider of on-demand compensation software that helps businesses and individuals manage pay and performance, for approximately $78.4 million in cash.  The total cost of the acquisition, including legal, accounting, and other professional fees of $4.4 million, was approximately $82.8 million.  As part of the Salary.com transaction we were required to repay approximately $2.5 million of Salary.com debt during the fourth quarter of 2010.

On, October 20, 2010, we terminated and paid all outstanding amounts under our secured Credit Agreement, dated August 31, 2010, and entered into an amended credit agreement with PNC Bank.  The maximum amount available under the amended credit agreement is $60.0 million, comprised of a $35.0 million revolving facility, including a sublimit of up to $5.0 million for letters of credit and a sublimit of up to $2.5 million for swing loans (the “Revolving Facility”), and a $25.0 million term facility (the “Term Facility”). We may request to increase the maximum amount available under the Revolving Facility to $50.0 million.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. We and each of our U.S. subsidiaries are guarantors of the obligations under the amended credit agreement. Borrowings under the amended credit agreement are secured by substantially all of our assets (including a pledge of the capital stock of their subsidiaries (but limited to only 65% of the voting stock of first-tier foreign subsidiaries)). As of December 31, 2010 we borrowed $59.5 million under the Credit Agreement in connection with the acquisition of Salary.com and to enhance working capital.

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

Net cash provided by operating activities was $25.9 million, $35.5 million and $32.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Net cash provided by operating activities for the year ended December 31, 2010 resulted primarily from a net loss of approximately $3.0 million, changes in working capital of $2.9 million and in increase in accounts receivables of $9.2 million offset by non-cash charges to net income of $25.7 million, an increase in deferred revenue of $12.1 million and a decrease in deferred tax benefits of $3.2 million.

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

Investing Activities

Net cash used in investing activities was $63.1 million, $28.2 million and $18.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash flows used in investing activities consisted primarily of adjustments for acquisitions, escrow payments, earnouts, securities and additional capital equipment and developed software as follows:

	Years ended December 31,
	2010	2009	2008
Scottworks acquisition	$—	$—	$(0.1)
Knowledge Workers acquisition	—	—	(0.1)
Gantz Wiley Research acquisition	—	—	(0.6)
Psychometrics acquisition	—	—	(3.4)
StraightSource acquisition	—	(3.1)	(2.0)
HRC acquisition	—	(0.2)	(0.2)
Quorum acquisition	(1.6)	(0.6)	(27.7)
CHPD acquisition	(3.8)	—	—
Salary.com acquisition	(71.7)	—	—
Investment in variable interest entity	—	(1.1)	—
Cash held in escrow for acquisitions	—	—	1.6
Capitalized software and purchases of computer hardware	(16.7)	(15.3)	(20.8)
Purchases of available-for-sale securities	(7.7)	(14.9)	(20.5)
Sales of available-for-sale securities	23.1	3.7	55.7
Sales of trading securities	15.3	3.3	—
Total Cash flows used in investing activities	$(63.1)	$(28.2)	$(18.1)

Financing Activities

Net cash provided by financing activities was $60.4 million for the year ended December 31, 2010.  Net cash used in financing activities was $0.2 million and $29.7 million for the years ended December 31, 2009 and 2008, respectively.

For the year ended December 31, 2010, net cash provided by financing activity resulted primarily from net proceeds from borrowing under our revolving credit line and term loan of $59.5 million, net proceeds from stock option exercises of $3.9 million, and share issuance from our employee stock purchase plan of $0.4 million, partially offset by deferred financing costs of $0.6 million, repayments of borrowings under our revolving credit line of $2.5 million, repayments of capital lease obligations of $0.2 million, and net repayments of notes payable of $0.1 million.

For the year ended December 31, 2009, net cash used in financing activity resulted primarily from our variable interest entity of $0.2 million, repayments of capital lease obligations and notes payable of $0.4 million, partially offset by net proceeds from stock option exercises of $0.1 million, and share issuance from our employee stock purchase plan of $0.3 million.

For the year ended December 31, 2008, net cash used in financing activity resulted primarily from repurchases of our common shares of $30.3 million and repayments of capital lease obligations and notes payable of $0.3 million, partially offset by net proceeds from stock option exercises of $0.4 million, excess tax benefits from share-based payment arrangements of $0.2 million, and share issuance from our employee stock purchase plan of $0.3 million.

Unaudited Quarterly Statements of Operations

The following tables present our unaudited quarterly results of operations for each of the eight quarters in the period ended December 31, 2010 and our unaudited quarterly results of operations expressed as a percentage of our total revenue for the same periods. You should read the following tables in conjunction with our audited consolidated financial statements and related notes appearing in this annual report on Form 10-K. We have prepared the unaudited information on a basis consistent with our audited consolidated financial statements and have included all adjustments, which, in the opinion of management, are necessary to fairly present our operating results for the quarters presented. Our historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Consolidated Statements of Operations
	For the Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(unaudited and in thousands, except per share data)
Revenues:
Subscription revenue	$45,553	$39,764	$36,120	$33,252	$33,327	$33,221	$34,041	$33,265
Other revenue	15,487	11,020	8,745	6,412	5,732	7,093	5,424	5,566
Total revenues	61,040	50,784	44,865	39,664	39,059	40,314	39,465	38,831
Cost of revenues	21,605	17,957	15,060	13,811	12,909	13,129	13,637	13,696
Gross profit	39,435	32,827	29,805	25,853	26,150	27,185	25,828	25,135

Operating expenses:
Sales and marketing	15,637	11,642	11,258	9,640	9,153	9,083	8,241	8,705
General and administrative	15,939	12,084	10,627	9,831	9,829	10,182	9,917	10,873
Research and development	4,208	3,277	2,132	2,284	2,200	2,453	2,536	2,568
Depreciation and amortization	7,204	4,341	4,080	4,036	4,180	3,582	3,274	3,228
Goodwill impairment charge	—	—	—	—	—	—	—	33,329
Total operating expenses	42,988	31,344	28,097	25,791	25,362	25,300	23,968	58,703
(Loss) income from operations	(3,553)	1,483	1,708	62	788	1,885	1,860	(33,568)
Interest (expense) income, net	(341)	72	137	146	142	(28)	(221)	63
(Loss) gain on change in fair market value of ARS and put option, net	—	(382)	34	(31)	(66)	102	247	(295)
(Loss) income before income tax	(3,894)	1,173	1,879	177	864	1,959	1,886	(33,800)
Income tax expense	1,438	26	747	133	509	361	575	482
Net (loss) income	$(5,332)	$1,147	$1,132	$44	$355	$1,598	$1,311	$(34,282)
Income allocated to noncontrolling interests	(144)	(188)	(156)	(62)	(61)	—	—	—
Accretion associated with noncontrolling interest (variable interest entity)	(1,393)	(809)	—	—	—	—	—	—
Net (loss) income allocable to common shareholders	$(6,869)	$150	$976	$(18)	$294	$1,598	$1,311	$(34,282)

Net income (loss) per share – basic and diluted	$(0.30)	$0.01	$0.04	$0.00	$0.01	$0.07	$0.06	$(1.52)

	Consolidated Statements of Operations
	For the Three Months Ended
	December 31, 2010		September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009		September 30, 2009	June 30, 2009	March 31, 2009
Revenues:
Subscription revenue	74.6%		78.3%	80.5%	83.8%	85.3%		82.4%	86.3%	85.7%
Other revenue	25.4%		21.7%	19.5%	16.2%	14.7%		17.6%	13.7%	14.3%
Total revenues	100.0%		100.0%	100.0%	100.0%	100.0%		100.0%	100.0%	100.0%
Cost of revenues	35.4%		35.4%	33.6%	34.8%	33.1%		32.6%	34.6%	35.3%
Gross profit	64.6%		64.6%	66.4%	65.2%	66.9%		67.4%	65.4%	64.7%

Operating expenses:
Sales and marketing	25.6%		22.9%	25.1%	24.3%	23.4%		22.5%	20.9%	22.4%
General and administrative	26.1%		23.8%	23.7%	24.8%	25.2%		25.3%	25.1%	28.0%
Research and development	6.9%		6.5%	4.7%	5.8%	5.6%		6.1%	6.4%	6.6%
Depreciation and amortization	11.8%		8.5%	9.1%	10.2%	10.7%		8.9%	8.3%	8.3%
Goodwill Impairment charge	—		—	—	—	—		—	—	85.8%
Total operating expenses	70.4%		61.7%	62.6%	65.1%	64.9%		62.8%	60.7%	151.1%
(Loss) income from operations	(5.8	) %	2.9%	3.8%	0.1%	2.0%		4.7%	4.7%	(86.4)%
Interest (expense) income, net	(0.6)%		0.1%	0.3%	0.4%	0.4%		(0.1)%	(0.6)%	0.2%
(Loss) gain on change in fair market value of ARS and put option, net	¯¯	%	(0.7)%	0.1%	(0.1)%	(0.2)%		0.3%	0.6%	(0.8)%
(Loss) income before income tax	(6.4)%		2.3%	4.2%	0.4%	(2.2	) %	4.9%	4.7%	(87.0)%
Income tax expense	2.4%		—%	1.7%	0.3%	1.3%		0.9%	1.5%	1.2%
Net (loss) income	(8.8)%		2.3%	2.5%	0.1%	0.9%		4.0%	3.2%	(88.2)%
Income allocated to noncontrolling interests	(0.2)%		(0.4)%	(0.3)%	(0.2)%	(0.2)%		—%	—%	—%
Accretion associated with noncontrolling interest (variable interest entity)	(2.3)%		(1.6)%	—%	—%	—%		—%	—%	—%
Net (loss) income allocable to common shareholders	(11.3)%		0.3%	2.2%	(0.1)%	0.7%		4.0%	3.2%	(88.2)%

Comparison of Unaudited Quarterly Results

Revenues

Subscription-based and other revenues increased slightly or remained flat during 2009 due to a greater number of customers delaying or revising the terms and conditions of our service agreements, the strengthening US dollar, the loss of RPO customers, and a loss of consulting engagements.  Total revenue increased throughout 2010 over the prior year due to purchases of our solutions by new customers, purchases of additional solutions by existing customers, contract renewals, increase in RPO services and positive economic conditions.

Cost of Revenues

            Cost of revenue for the quarters presented has fluctuated between 32.6% and 35.4% based on the mix of sales between subscription revenue and other revenue. Cost of revenue was highest as a percentage of total revenue for the three months ended December 31, 2010.  As our overall revenue fluctuates, we expect our cost of revenue to change proportionately, subject to pricing pressure related to economic conditions and slightly influenced by the mix of services and software. To the extent new customers are added, the cost of services, as a percentage of revenue, will be greater than those services associated with existing customers.

Sales and Marketing

            Following our acquisitions in 2010 and our rebranding initiatives in 2009 sales and marketing increased from approximately 20.9% in 2009 to 25.6% in 2010 of our total revenues for those periods.  During 2010, sales and marketing expenses increased in terms of absolute dollars as a result of increased marketing programs, variable compensation programs and our recent acquisition of CHPD and Salary.com.  During 2009, based on economic conditions we reduced our sales and marketing expenditures to adjust for expected lower rates of growth projections.  In the future, we intend to invest in sales and marketing to pursue new customers, expand relationships with existing customers and market and advertise our new brand to existing and potential customers at levels we deem appropriate given our current economic conditions.

General and Administrative

            General and administrative expenses for the quarters presented have fluctuated as a percentage of revenues between 23.7% and 28.0% due to our professional fees in connection with our patent infringement matter and our recent acquisitions. In 2010 our general and administrative expense decreased as a percentage of revenues from the prior year due to increased revenue, but increased in the fourth quarter of 2010 due to increased professional fees and rent expense.  In the longer term based upon the current state of the economy, we believe that general and administrative expenses will remain the same or slightly increase in dollar amount and remain constant or decrease as a percentage of total revenue in 2011.

Research and Development

            Research and development expenses for the quarters presented have fluctuated as a percentage of revenues from 4.8% to 6.9% due to increases in capitalized software development costs during 2010 and 2009.  The increase in capitalized software development costs was due in part to continued development and enhancements of our 2x platform™ and enhancement and upgrades our existing products.

Goodwill Impairment

            During the three months ended March 31, 2009 we reviewed the carrying values of goodwill by comparing the carrying values to the estimated fair values of the enterprise. The fair value is based on management’s estimate of the future discounted cash flows to be generated by the enterprise and our market capitalization. Such cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect our assessment of the recoverability of goodwill.  Due to adverse changes in the economic climate, a decline in our market capitalization from October 1, 2008, and a downward revision in earnings guidance, we reevaluated our goodwill impairment analysis.  Based on the analysis, a goodwill impairment charge of $33.3 million for the three months ended March 31, 2009 was recorded. The goodwill impairment charge had no effect on our cash balances.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2010:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Put Option	$3,522	$—	$3,522	$—	$—
Credit Facility	59,500	5,000	54,500	—	—
Capital Lease Obligations	429	279	150	—	—
Operating Lease Obligations	34,730	6,957	11,641	8,421	7,711
Total	$98,181	$12,236	$69,813	$8,421	$7,711

The amounts listed above for put option represent the amounts based upon the December 31, 2010 accretion calculation whereby the sellers (noncontrolling interests) can enforce its put option at anytime to the Company.

The amounts listed above for credit facility represents the payments that we are required to make for borrowings under our amended credit agreement.

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

Recently Adopted Accounting Pronouncements

            In December 2007, the FASB issued ASC 810-10, “Consolidation-Overall,” and ASC 805, “Business Combinations.”  Changes for business combination transactions pursuant to ASC 805 include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to ASC 810-10 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders’ equity and the elimination of "minority interest" accounting in results of operations. ASC 805 is required to be adopted and was effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 805 and ASC 810-10 impacted our accounting related to the consolidation of its variable interest entity in 2009 and impacted the accounting for our current acquisition.

            In June 2009, the FASB issued new accounting guidance for variable interest entities. This guidance was codified under ASU 2009-17 in December 2009 and includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a variable interest entity (“VIE”), which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE. The new guidance is effective for annual reporting periods that begin after November 15, 2009 and applies to all existing and new VIEs. We adopted ASU 2009-17 on January 1, 2010 and the adoption did not have a material impact on our financial statements.

            In January 2010, we adopted the Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force,” which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term "fair value" in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption did not have a material impact on the Company’s financial statements.   See “Revenue Recognition” above for further details, including financial impact.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010. We will adopt ASU 2009-28 in the first quarter of 2011. The impact of adopting ASU 2010-28 will not be known until we perform our evaluations of goodwill impairment.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010. We will adopt this standard for acquisitions in 2011.

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

Foreign Currency Exchange Risk

            In 2010, approximately 73.7% of our total revenue was comprised of sales to customers in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% increase in the value of the U.S. dollar during 2010, relative to each currency in which our non-U.S. generated sales are denominated would have resulted in reduced annual revenues of approximately 3.4% for the year ended December 31, 2010.

            The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were a decrease of $0.6 million and $0.9 million during 2010 and 2009, respectively, and are included in other comprehensive income (loss). The foreign currency translation adjustment is not adjusted for income taxes because it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

            The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have had a significant effect on our interest income for the year ended December 31, 2010.

We also have a $59.5 million loan with PNC Bank N.A., of which $12.5 million is subject to an interest rate swap, which we used to partially fund our acquisition of Salary.com in the third quarter of 2010. We performed a sensitivity analysis on the outstanding variable portion of this loan as of December 31, 2010. The analysis is based on an estimate of the hypothetical changes in annual interest expense that would result from an immediate increase/decrease in interest rates.

Change in interest rate	-1.0%	-0.5%	+.05%	+1.0%
Corresponding expense (reduction in interest expense)	470	235	-235	-470

ITEM 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Kenexa Corporation

We have audited the accompanying consolidated balance sheets of Kenexa Corporation and Subsidiaries (collectively, Kenexa Corporation) (a Pennsylvania corporation) as of December 31, 2010 and 2009,  and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Kenexa Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kenexa Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the new accounting guidance related to revenue recognition for multiple-element arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kenexa Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, PA

March 16, 2011

 Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2010	December 31, 2009

Assets
Current Assets
Cash and cash equivalents	$52,455	$29,221
Short-term investments	—	29,570
Accounts receivable, net of allowance for doubtful accounts of $2,545 and $2,090	45,584	26,782
Unbilled receivables	2,782	4,457
Income tax receivable	2,406	1,704
Deferred income taxes	5,583	8,685
Prepaid expenses and other current assets	8,782	8,428
Total Current Assets	117,592	108,847

Property and equipment, net	19,757	19,530
Software, net	21,459	17,337
Goodwill	34,692	3,204
Intangible assets, net	68,238	9,143
Deferred income taxes, non-current	35,825	34,879
Deferred financing costs, net	566	—
Other long-term assets	11,050	9,403
Total assets	$309,179	$202,343

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,921	$5,727
Notes payable, current	92	16
Term loan, current portion	5,000	—
Commissions payable	3,169	671
Accrued compensation and benefits	9,491	4,820
Other accrued liabilities	11,764	6,376
Deferred revenue	71,346	49,964
Capital lease obligations	271	211
Total current liabilities	113,760	67,785

Revolving credit line and term loan	54,500	—
Capital lease obligations, less current portion	146	259
Notes payable, less current portion	10	—
Deferred income taxes	1,329	850
Deferred revenue, less current portion	4,706	—
Other long-term liabilities	2,515	1,981
Total liabilities	172,260	70,875

Commitments and Contingencies

Temporary equity
Noncontrolling interest	4,052	1,330

Shareholders’ Equity
Preferred stock, par value $0.01; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 22,900,253 and 22,561,883 shares issued and outstanding, respectively	229	226
Additional paid-in-capital	281,791	275,127
Accumulated deficit	(145,271)	(141,712)
Accumulated other comprehensive loss	(3,882)	(3,503)
Total shareholders’ equity	132,867	130,138
Total liabilities and shareholders’ equity	$309,179	$202,343

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Subscription	$154,689	$133,854	$163,420
Other	41,664	23,815	40,312
Total revenues	196,353	157,669	203,732
Cost of revenues	68,433	53,371	61,593
Gross profit	127,920	104,298	142,139

Operating expenses:
Sales and marketing	48,177	35,182	40,780
General and administrative	48,481	40,801	48,884
Research and development	11,901	9,757	15,555
Depreciation and amortization	19,661	14,264	12,088
Restructuring charges	—	—	1,979
Goodwill impairment charge	—	33,329	167,011
Total operating expenses	128,220	133,333	286,297

Loss from operations	(300)	(29,035)	(144,158)
Interest income (expense), net	14	(44)	1,395
Loss on change in fair market value of ARS and put option, net and sale of municipal bonds	(379)	(12)	—
Loss before income taxes	(665)	(29,091)	(142,763)
Income tax (expense) benefit	(2,344)	(1,927)	38,071
Net loss	$(3,009)	$(31,018)	$(104,692)
Income allocated to noncontrolling interests	(550)	(61)	—
Accretion associated with noncontrolling interest (variable interest entity)	(2,202)	—	—
Net loss allocable to common shareholders	$(5,761)	$(31,079)	$(104,692)

Basic and diluted net loss per share	$(0.25)	$(1.38)	$(4.60)
Weighted average shares used to compute net loss allocable to common shareholders’ per share – basic and diluted	22,645,286	22,532,719	22,779,694

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Class A common	Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’	Comprehensive
	stock	capital	(deficit)	(loss) income	equity	(loss) income
Balance, December 31, 2007	$240	$291,942	$(5,941)	$1,407	$287,648	$24,859
Common stock repurchase	(17)	(30,260)	—	—	(30,277)	—
Loss on currency translation adjustments	—	—	—	(3,861)	(3,861)	(3,861)
Unrealized gain on short-term investments	—	—	—	33	33	33
Share-based compensation expense	—	5,761	—	—	5,761	—
Excess tax benefits from share-based payment arrangements	—	169	—	—	169	—
Option exercises	1	366	—	—	367	—
Employee stock purchase plan	—	338	—	—	338	—
Common Stock Issuance for Straight Source earnout	1	1,049	—	—	1,050	—
Net loss	—	—	(104,692)	—	(104,692)	(104,692)
Balance, December 31, 2008	$225	$269,365	$(110,633)	$(2,421)	$156,536	$(108,520)
Loss on currency translation adjustments	—	—	—	(925)	(925)	(925)
Unrealized loss on short-term investments	—	—	—	(157)	(157)	(157)
Share-based compensation expense	—	5,364	—	—	5,364	—
Option exercises	—	70	—	—	70	—
Employee stock purchase plan	1	328	—	—	329	—
Income allocated to noncontrolling interests	—	—	(61)	—	(61)	(61)
Net loss	—	—	(31,018)	—	(31,018)	(31,018)
Balance, December 31, 2009	$226	$275,127	$(141,712)	$(3,503)	$130,138	$(32,161)
Loss on currency translation adjustments	—	—	—	(607)	(607)	(607)
Unrealized gain on short-term investments	—	—	—	228	228	228
Share-based compensation expense	—	4,542	—	—	4,542	—
Option exercises	3	3,924	—	—	3,927	—
Employee stock purchase plan	—	400	—	—	400	—
Income allocated to noncontrolling interests	—	—	(550)	—	(550)	(550)
Accretion associated with noncontrolling interest (variable interest entity)	—	(2,202)	—	—	(2,202)	(2,202)
Net loss	—	—	(3,009)	—	(3,009)	(3,009)
Balance, December 31, 2010	$229	$281,791	$(145,271)	$(3,882)	$132,867	$(6,140)

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(3,009)	$(31,018)	$(104,692)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	19,661	14,264	12,088
Loss on disposal of property and equipment	153	—	—
(Gain) loss on change in fair market value of ARS and put option, net	(3)	12	—
Realized loss on available-for-sale securities	483	—	—
Goodwill impairment charge	—	33,329	167,011
Share-based compensation expense	4,542	5,364	5,761
Excess tax benefits from share-based payment arrangements	—	—	(169)
Amortization of deferred financing costs	45	364	299
Bad debt expense (recoveries)	890	(400)	2,702
Deferred income tax (benefit)	2,647	(423)	(46,509)
Changes in assets and liabilities
Accounts and unbilled receivables	(9,225)	7,845	294
Prepaid expenses and other current assets	58	(3,454)	(243)
Income tax receivable	(707)	(467)	(1,238)
Other long-term assets	(831)	(1,536)	(3,075)
Accounts payable	(3,678)	(815)	286
Accrued compensation and other accrued liabilities	739	480	(5,080)
Commissions payable	2,281	112	(466)
Deferred revenue	12,097	11,215	4,242
Other liabilities	(249)	648	1,256
Net cash provided by operating activities	25,894	35,520	32,465

Cash flows from investing activities
Capitalized software and purchases of property and equipment	(16,709)	(15,349)	(20,783)
Purchase of available-for-sale securities	(7,653)	(14,884)	(20,495)
Sales of available-for-sale securities	23,054	3,715	55,706
Sales of trading securities	15,291	3,275	—
Acquisitions and variable interest entity, net of cash acquired	(77,371)	(4,971)	(34,174)
Cash released from escrow for acquisitions	250	—	1,628
Net cash used in investing activities	(63,138)	(28,214)	(18,118)

Cash flows from financing activities
Borrowings under revolving credit line and term loan	59,500	—	—
Repayments under revolving credit line	(2,525)	—	—
Repayments of notes payable	(77)	(73)	(40)
Repayments of capital lease obligations	(232)	(290)	(232)
Purchase of additional interest in variable interest entity	(31)	(206)	—
Repurchase of common stock	—	—	(30,277)
Excess tax benefits from share-based payment arrangements	—	—	169
Deferred financing costs	(611)	—	—
Proceeds from common stock issued through Employee Stock Purchase Plan	400	329	338
Net proceeds from option exercises	3,927	70	367
Net cash provided by (used in) financing activities	60,351	(170)	(29,675)
Effect of exchange rate changes on cash and cash equivalents	127	343	(962)
Net increase (decrease) in cash and cash equivalents	23,234	7,479	(16,290)
Cash and cash equivalents at beginning of year	29,221	21,742	38,032
Cash and cash equivalents at end of year	$52,455	$29,221	$21,742

	Year ended December 31,
	2010	2009	2008
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$337	$191	$200
Income taxes	$1,298	$5,395	$5,089
Income tax refund received	$1,803	$—	$—
Non-cash investing and financing activities
Capital lease obligations incurred	$154	$513	$260
Common stock consideration for StraightSource acquisition	$—	$—	$1,050

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

             Kenexa Corporation and its subsidiaries (collectively the “Company” or “Kenexa”) commenced operations in 1987 as a provider of recruiting services to a wide variety of industries.  In 1993, the Company offered its first automated talent management system.  Between 1994 and December 31, 2010, the Company acquired 30 businesses that enabled it to offer comprehensive human capital management, or HCM, services integrated with web-based technology.  The Company’s business solutions include a comprehensive suite of on-demand software applications and complementary services, including outsourcing services and consulting, to help global organizations recruit high-performing individuals and to foster optimal work environments to increase employee productivity and retention.

             The Company began its operations in 1987 under its predecessor companies, Insurance Services, Inc., or ISI, and International Holding Company, Inc., or IHC. In December 1999, the Company reorganized its corporate structure by merging ISI and IHC with and into Raymond Karsan Associates, Inc., or RKA, a Pennsylvania corporation and a wholly-owned subsidiary of Raymond Karsan Holdings, Inc., or RKH, a Pennsylvania corporation. Each of RKA and RKH were newly created to consolidate the businesses of ISI and IHC.  In April 2000, the Company changed its name to TalentPoint, Inc. and changed the name of RKA to TalentPoint Technologies, Inc. In November 2000, the Company changed its name to Kenexa Corporation, and changed the name of TalentPoint Technologies, Inc. to Kenexa Technology, Inc., or Kenexa Technology. Currently, Kenexa transacts business primarily through Kenexa Technology. Although the Company has several product lines, our chief decision makers determine resource allocation decisions and assess and evaluate periodic performance under one operating segment.

2. Summary of Significant Accounting Policies

              In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” to codify in ASC 105, “Generally Accepted Accounting Principles,” FASB Statement 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which was issued to establish the Codification as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities.  The guidance in ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company revised its references to pre-Codification GAAP and noted there was no impact on the financial condition or results of operations of the Company.

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

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

             The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, short-term investments and put option, if presented, accounts payable and accrued expenses at December 31, 2010 and 2009 approximate fair value of these instruments due to their short-term nature.

  In accordance with ASC 820, the Company uses three levels of inputs to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or valuations in which all significant inputs are observable or can be obtained from observable market data.

•	Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.

The Company values its interest rate swap using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its interest rate swap for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings.

Foreign Currency Translation

             The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency.  Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting period. The operations of the variable interest entity in China are translated from Chinese Yuan Renminbis, for which the current exchange rate is approximately 6.6 renminbis to one U.S. dollar. The related translation adjustments are reported in the shareholders’ equity section of the balance sheet and resulted in a net reduction in shareholders’ equity of $607, $925 and $3,861 for the years ended December 31, 2010, 2009 and 2008, respectively.  The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary.  Transaction losses resulting from the Company’s foreign operations totaled $417, $66 and $400 for the years ending December 31, 2001, 2009 and 2008, respectively.

Comprehensive (Loss) Income

             Comprehensive (loss) income consists of net gains and losses on foreign currency translation adjustments, net unrealized gains and losses on short-term investments, income allocated to noncontrolling interest accretion associated with noncontrolling interest and net income or loss and is reported on the accompanying consolidated statements of shareholders’ equity.  For the years ended December 31, 2010, 2009 and 2008 comprehensive loss was $6,140, $32,161 and $108,520, respectively

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

             Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable.  Credit risk arising from receivables is mitigated by the large number of customers comprising the Company's customer base and their dispersion across various industries.  The Company does not require collateral.  The customers are concentrated primarily in the Company’s U.S. market area.  At December 31, 2010 and 2009, there were no customers that represented more than 10% of the net accounts receivable balance. In addition, there were no customers that individually exceeded 10% of the Company's revenues for the years ended December 31, 2010, 2009 and 2008.

             As discussed in Footnote 3 – Investments in the Notes to the Consolidated Financial Statements, the Company sold its auction rate securities back to UBS AG in July 2010.

Cash and Cash Equivalents

             Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase.  Cash which is restricted for lease deposits is included in other assets.  Cash balances are maintained at several banks.  Cash held in fixed term deposits with original maturities of three months or less at the time of purchase totaled $829 and $322 as of December 31, 2010 and 2009, respectively.  Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100 (which has been temporarily increased to $250 through December 31, 2013). Certain operating cash accounts may periodically exceed the FDIC limits.

             Cash and cash equivalents in foreign denominated currencies which are held in foreign banks totaled $10,862 and $7,994 and represented 20.7% and 27.4% of our total cash and cash equivalents balance at December 31, 2010 and 2009, respectively.

Investments

              Investments as of December 31, 2009 include floating rate letter of credit backed securities, municipal bonds and auction rate securities.  The maturities of these securities may range from one day to approximately one year and are rated A, AA and AAA by various rating agencies.  Certain investments are recorded at fair value based on current market rates and are classified as available-for-sale.  Changes in the fair value are included in accumulated other comprehensive (loss) income in the accompanying consolidated financial statements.  Other investments, including auction rate securities, are recorded at fair value and are classified as trading securities.  Changes in the fair value are included in the statement of operations in the accompanying consolidated financial statements.  Both the cost and realized gains and losses of these securities are calculated using the specific identification method.  During the quarter ended September 30, 2010, the Company sold the remaining balance of its auction rate securities and municipal bonds.  See Footnote 3 – Investments in the Notes to Consolidated Financial Statements for further details.

Investment income

              Investment income includes changes in the fair value of auction rate securities, put option related to the UBS Settlement Agreement and changes in the fair value of municipal bond securities.  See Footnote 3 – Investments in the Notes to Consolidated Financial Statements for further details.

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

Year	Balance at January 1,	Bad debt expense (recoveries)	Write offs	Balance at December 31,
2010	$2,090	$890	$435	$2,545
2009	3,755	(400)	(1,265)	2,090
2008	1,158	2,702	(105)	3,755

Prepaid Expenses and Other Assets

             Prepaid expenses and other current assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Prepaid expenses	$4,414	$4,845
Deferred implementation costs (1)	2,834	2,096
UBS Settlement Agreement	—	1,374
Other current assets	1,534	113
Total prepaid expense and other current assets	$8,782	$8,428

(1)
Deferred implementation costs represent internal payroll and other costs incurred in connection with the configuration of the sites associated with our internet hosting arrangements.  Prior to our adoption of ASU 2009-13 on January 1, 2010 (see revenue recognition accounting policy for implementation service revenue), these costs were deferred over the implementation period which preceded the hosting period, typically three to four months, and were expensed ratably when the hosting period commenced, typically four to five years.  The deferred costs at December 31, 2010 relate to implementations which commenced prior to the adoption of ASU 2009-13 and will continue to be deferred until such time as the hosting or license period for those specific contracts commences, at which time these costs will be expensed over the hosting period in accordance with our previous accounting policy.  Implementation costs for contracts signed or modified after January 1, 2010, our date of adoption of ASU 2009-13, will be expensed as incurred.  During the year ended December 31, 2010, approximately $481 of previously deferred costs were expensed as cost of revenues for a certain contract that is now being recognized in accordance with our new revenue recognition policy in connection with a material modification of that contract during the quarter ended March 31, 2010.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Property and Equipment

             Property and equipment are stated at cost.  Equipment under capital lease is stated at the lower of the fair market value at the date of acquisition or net present value of the minimum lease payments at inception of the lease. Depreciation and amortization expense are recognized on a straight-line basis over the assets' estimated useful lives or, if shorter, the lease terms for leasehold improvements. Estimated useful lives are generally 7 years for office furniture, and 3 to 5 years for computer equipment and software. Reviews are regularly performed if facts and circumstances exist that indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated.  Costs of maintenance and repairs are charged to expense as incurred. When property and equipment or leasehold improvements are sold or otherwise disposed of, the fixed asset account and related accumulated depreciation account are relieved and any gain or loss is included in results of operations. Costs of software not yet placed into service are accumulated as software in development. Upon placement into service, the costs of the assets are transferred to software.  Construction costs not yet placed into service are accumulated as building construction in progress. Upon placement into service, the costs of the assets are transferred to building.  In January 2008, the building in Vizag, India was placed into service and is being depreciated over 30 years.  All costs of the building have been transferred out of construction in progress.

Software Developed for Internal Use

             The Company applies FASB ASC 350, “Intangibles-Goodwill and Other, Internal-Use Software.”  The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage and technological feasibility has been established, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.  Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in these consolidated financial statements.

             The Company capitalized internal-use software costs for the years ended December 31, 2010, 2009 and 2008 of $11,515, $9,665 and $8,137, respectively. Amortization of capitalized internal-use software costs for the years ended December 31, 2010, 2009 and 2008 was $7,055, $3,623 and $1,629, respectively.

Other long-term assets

Other long-term assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Acquisition related escrow balances (1)	$1,077	$1,397
Security deposits	3,055	1,529
Deferred implementation costs	4,028	6,263
Other long-term assets	2,890	214
Total other long-term assets	$11,050	$9,403

(1)
Upon completion of the escrow term or settlement of any outstanding claims, all remaining escrow balances are reclassified to additional purchase price consideration for the respective acquisition, for acquisitions that occurred prior to January 1, 2009.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Goodwill

             Since 2002, the Company has recorded goodwill in accordance with the provisions of FASB ASC 350, “Intangibles-Goodwill and Other,” which discontinued the amortization of existing goodwill and instead requires the Company to annually review the carrying value of goodwill for impairment. Prior to 2007, the Company evaluated the carrying value of its goodwill under two reporting units within its single reporting segment.  During 2007, the Company combined those two reporting units into a single reporting unit to be in alignment with its organizational and management structure, which was evaluated and restructured as part of the integration of our acquired businesses.  As a result, in 2007 and 2008, goodwill was evaluated at the enterprise or Company level.  Following its investment in the variable interest entity in China in 2009, the Company reverted to evaluating the carrying value of goodwill under two reporting units within a single segment.  The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired.

            The Company evaluated its goodwill by comparing to the fair values of its reporting units, based upon management's estimate of the future discounted cash flows to be generated by the business using level three inputs and comparable company multiples, to their carrying values . These cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to the Company's business based on its knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Management determined that the carrying values of its reporting units did not exceed the fair values and as a result believes that no impairment of goodwill existed at December 31, 2010.

              In 2009 and 2008 after completing its analysis management determined the carrying value of its goodwill exceeded the fair value. The next step entailed performing an analysis to determine whether the carrying amount of goodwill on the Company’s balance sheet exceeded its implied fair value. The implied fair value of the Company’s goodwill for this step was determined in a similar manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a hypothetical business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on each test date was only for purposes of determining the implied fair value of goodwill with no assets or liabilities written up or down, nor any additional unrecognized identifiable intangible assets recorded as part of this process. Based on these analyses, management recorded goodwill impairment charges of $167,011 for the quarter and year ended December 31, 2008 and $33,329 for the quarter ended March 31, 2009. The goodwill impairment charges had no effect on the Company’s cash balances.

             The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes, foreign currency, escrow, acquisitions and impairment charges, for the years ended December 31, 2010, 2009 and 2008 are as follows:

Balance as of December 31, 2007	$173,502
Acquisitions or adjustments:
ScottWorks	85
Webhire	311
Knowledge Workers	100
Gantz Wiley Research	398
BrassRing	(121)
Psychometrics Services Ltd.	3,383
StraightSource	6,051
HRC Human Resources Consulting GmbH	330
Quorum International Holding Limited (2008 acquisition)	15,338
Impairment charge	(167,011)
Balance as of December 31, 2008	$32,366
Acquisitions or adjustments:
Impairment charge	(33,329)
StraightSource	125
HRC Human Resources Consulting GmbH	215
Quorum International Holding Limited	2,315
Shanghai Runjie Management Consulting Company (variable interest entity)	1,512
Balance as of December 31, 2009	$3,204
Acquisitions or adjustments:
StraightSource	250
Quorum International Holding Limited	468
Centre for High Performance Development	1,437
Salary.com	29,526
Foreign currency and other	(193)
Balance as of December 31, 2010	$34,692

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

             The Company evaluates its long-lived assets, including certain identifiable assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In connection with the Company’s goodwill impairment analysis for each of the periods ended December 31, 2009 and 2008, the Company evaluated its long-lived assets, including certain identifiable intangible assets, for potential impairment by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset, pursuant to FASB ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets,” and determined that no such assets were impaired.  Given the general current economic climate, it is possible that the estimated future cash flows of the asset groupings will be reduced, which may result in an impairment in future periods.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Intangible Assets

            Intangible assets consist of intellectual property, non-compete agreements, customer lists and trademarks.  Intellectual property, non-compete agreements and trademarks are amortized on a straight-line basis over their estimated useful lives or contract periods, generally ranging from 3 to 20 years.  Customer lists are amortized based on the attrition rate of our customers. The amounts were based, in part, on an analysis of the incremental cash flows expected to be derived from the customer lists using historic retention rates and an appropriate discount rate.  Amortization expense related to these intangible assets was $5,753, $4,475 and $5,168 for 2010, 2009 and 2008, respectively.

            Intangible Assets subject to amortization at December 31, 2010 and 2009 consist of the following:

	Gross Carrying Value		Accumulated Amortization		Weighted Average Amortization Period (in years)
Description	2010	2009	2010	2009
Customer lists	$60,184	$18,700	$13,381	$10,067	9.5
Intellectual property and non-compete	23,316	2,413	3,273	1,957	2.8
Trademarks	1,479	91	87	37	7.3
Fully amortized intangibles	2,445	1,652	2,445	1,652	—
Total	$87,424	$22,856	$19,186	$13,713	7.6

Intangible Assets estimated amortization expense for each of the next five years is as follows:

Year Ending December 31,	Amortization Expense
2011	$12,678
2012	$11,844
2013	$9,521
2014	$3,815
2015	$3,387

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Self-Insurance

            The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimates the liability based upon management’s judgment and historical experience and reports the amount on a gross basis.  At December 31, 2010 and 2009, self-insurance accruals totaled $595 and $556, and stop loss recoveries totaled $205 and $43, respectively.  Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance claims if actual experience differs significantly from management’s estimates.

Interest Rate Swap Agreements

             The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of its interest payments, the Company has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. This swap changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.  See Footnote 8 – Line of Credit in the Notes to Consolidated Financial Statements for further details.

Revenue Recognition

            The Company derives its revenue from two sources: (1) subscription revenue for solutions, which is comprised of subscription fees from customers accessing the Company’s on-demand software (application services), consulting services, outsourcing services and proprietary content, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete professional services. Because the Company provides its solutions as a service, the Company follows the provisions of FASB ASC 605-10, “Revenue Recognition” and FASB ASC 605-25 “Multiple Elements Arrangements.”  We recognize revenue when all of the following conditions are met:

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

            The Company records expenses billed to customers in accordance with FASB ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and certain telecommunication costs. For the years ended December 31, 2010, 2009 and 2008 reimbursed expenses totaled $3,327, $2,218 and $4,700, respectively.

            Pursuant to the transition rules contained in ASU 2009-13, the Company elected to early adopt the provisions included in the amendment effective January 1, 2010.

            The Company’s arrangements with customers may include consulting services, software licenses and data.   For arrangements that contain multiple deliverables, the selling price hierarchy established in ASU 2009-13 is used to determine the selling price of each deliverable. The selling price hierarchy allows for the use of an estimated selling price (“ESP”) to determine the allocation of arrangement consideration to each deliverable in a multiple-element arrangement in the absence of vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”).

            To qualify as a separate unit of accounting, deliverable items must have value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transactions is deferred until all elements are delivered.

            The Company determines the selling price in multiple-element arrangements using VSOE or TPE, if available. VSOE is determined based on the price charged for the same deliverable when sold separately and TPE is established based on the price charged by our competitors or third parties for the same deliverable. If the Company is unable to determine the selling price because VSOE or TPE does not exist, the ESP is used.

            The Company determined its ESP for its application services and license fees based on the following:

▪
The Company utilizes a pricing model for its products which considers market factors such as customer demand for its products and the geographic regions where the products are sold. In addition, the model considers entity-specific factors such as volume based pricing, discounts for bundled products and total contract commitment. Management approval of the model ensures that all of the Company’s selling prices are consistent and within an acceptable range for use with the relative selling price method.

▪
While the pricing model currently in use captures all critical variables, unforeseen changes due to external market forces may result in the Company revising some of its inputs. These modifications may result in the consideration allocation in future periods differing from the one presently in use. Absent a significant change in the pricing inputs or the way in which the industry structures its deals, future changes in the pricing model are not expected to materially affect the Company’s allocation of arrangement consideration.

▪	The company determined the ESP for consulting services based on sales of those services sold separetely or on consulting rates estimated based on the nature of the services being provided.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

            The Company determined that the adoption of ASU 2009-13 did not have a material impact on the financial statements following the initial adoption.  This conclusion is based in part on the following facts:

•
Revenue that would have been recognized if the related arrangements entered into or materially modified after the effective date were subject to the measurement requirements of FASB ASC 605-25, “Multiple Element Arrangements,” would have been $2,916 or 1.5% less than currently reported revenue of $196,353, for twelve months ended December 31, 2010.

•
Revenue that would have been recognized in the year before the year of adoption if the arrangements accounted for under ASC 605-25 were subject to the new measurement requirements of ASU 2009-13 would have been $643 or 0.4% greater than the reported revenue of $157,669, for twelve months ended December 31, 2009.

•	Revenue recognized and deferred revenue as of and for the year ended December 31, 2010 from applying ASC 605-25 and ASU 2009-13:

	Revenue recognized for the year ended December 31, 2010	Deferred revenue for the period ended December 31, 2010
ASC 605-25	$193,437	$68,385
ASU 2009-13	2,916	7,667
Total	$196,353	$76,052

           The new revenue guidance contained in ASU 2009-13 modifies the way the Company accounts for certain of its arrangements, by allowing the Company to separate its professional services and corresponding license fees into two separate units of accounting.  These two deliverables represent the primary elements in those arrangement and are recognized upon performance or delivery of each service or product, respectively to the end customer.  Revenue related to professional services are recognized as obligations are fulfilled on a proportional performance basis and typically earned over a three to six month period, while the license fees may be recognized over a two to five year period.  Expenses associated with the delivering of our consulting service are expensed as incurred.  These arrangements usually do not contain cancellation or refund-type provisions and may include termination for convenience clauses following a stated period of time or the failure to meet performance level commitments.

            Multiple element arrangements consisting of multiple products are impacted by the new revenue guidance.  Under ASU 2009-13, total consideration for an arrangement is allocated to each product using the hierarchy of VSOE, third party evidence or the relative selling price method and is recognized as each product is delivered to the customer.  Consistent with current practice, revenue may be deferred if the arrangement includes any unusual terms including extended payment terms, specified acceptance terms, or hold backs payable upon final acceptance of the product.

Advertising

            Advertising costs are expensed when incurred. Advertising costs for the years ended December 31, 2010, 2009 and 2008 were $803, $373 and $670, respectively.

401(k) Plan

            The Company sponsors a 401(k) defined contribution plan which is available for participation to all eligible employees. Company contributions to the plan are subject to the board of director's election to make a contribution each year.  Company contributions, if elected by the board of directors, are allocated to the participants' accounts based upon the percentage of each participant's contributions to the plan during the given year to the total of all participant contributions. For the years ended December 31, 2010 and 2009, the Company's board of directors elected to make a matching contribution of $282 and $298, respectively or 10% for each year of employee contributions.  For the year ended December 31, 2008, a matching contribution was not elected.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Share-based Compensation Expense

            The Company accounts for its share-based arrangements in accordance with FASB ASC 718, "Compensation-Stock Compensation."  The compensation expense for share-based awards with a service condition that cliff vest, is recognized on a straight-line basis over the award’s requisite service period based on their fair value on the date of grant.  For those awards with a service condition that have graded vesting, compensation expense is calculated using the graded-vesting attribution method.   This method entails recognizing compensation expense on a straight-line basis over the requisite service period for each separately vesting portion as if the grant consisted of multiple awards, each with the same service inception date but different requisite service periods.  This method accelerates the recognition of compensation expense.  In accordance with FASB ASC 718, the pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method.

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

Income Taxes

            The Company files a consolidated income tax return with its subsidiaries for federal tax purposes and on various bases depending on applicable taxing statutes for state and local as well as foreign tax purposes.  Deferred income taxes are provided using the asset and liability method for temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce net deferred tax assets to the amounts which are more likely than not expected to be realized.

Other Taxes

            Non-income taxes such as sales and value-added taxes are presented on a net basis within general and administrative expense, on the statement of operations.

Guarantees

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Loss Per Share

            The Company follows FASB ASC 260, “Earnings Per Share,” which requires companies that are publicly held or have complex capital structures to present basic and diluted earnings per share on the face of the statement of operations.  Earnings (loss) per share is based on the weighted average number of shares and common stock equivalents outstanding during the period.  In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the exercise of options if they are dilutive.  In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.  Also, commencing in 2009 as a result of the variable interest entity and its corresponding put option, the Company uses the two-class method of calculating earnings per share as the put feature was issued by the Company and requires adjustments to the carrying value of the noncontrolling interest and the income allocable to common shareholders.  Certain common stock equivalents of stock options and restricted stock issued and outstanding other than the options included in the table below were excluded in the computation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 since their effect was antidilutive.  A summary of the computation is presented in the table below.

           Basic and diluted loss per share are computed as follows:

	For the year ended December 31,
	2010	2009	2008
Numerator:
Net loss allocable to common shareholders	$(5,761)	$(31,079)	$(104,692)

Denominator:
Weighted average shares used to compute net loss allocable to common shareholders per common share - basic	22,645,286	22,532,719	22,779,694
Effect of dilutive stock options	—	—	—
Weighted average shares used to compute net loss allocable to common shareholders per common share – dilutive	22,645,286	22,532,719	22,779,694

Basic and diluted net loss per share	$(0.25)	$(1.38)	$(4.60)

Total antidilutive stock options and unvested restricted stock issued and outstanding or granted	1,621,748	1,979,856	1,771,800

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

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

            In January 2010, the Company adopted the Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force,” which eliminates the use of the residual method for allocating consideration, as well as the criteria that requires objective and reliable evidence of fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption did not have a material impact on the Company’s financial statements.   See “Revenue Recognition” above for further details, including financial impact.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The Company will adopt ASU 2009-28 in the first quarter of 2011 and the impact of adopting ASU 2010-28 will not be known until evaluations for goodwill impairment are performed at our annual impairment testing date.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29” specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company will adopt this standard for acquisitions in 2011.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments

             The following is a summary of our short-term investments at December 31, 2009:

	Cost	Unrealized (loss)/gain	Accrued interest	Fair market value
Available for Sale securities
Municipal bond securities	$15,627	$(89)	$118	$15,656
Trading Securities
Auction rate securities	13,737	177	—	13,914
Total short-term investments as of December 31, 2009	$29,364	$88	$118	$29,570

            During the twelve months ended December 31, 2010, the Company completed the liquidation of its entire auction rate securities (“ARS”) portfolio for $15,291 through periodic redemptions, which included $1,377 of realized gains.  As of December 31, 2009, the Company’s ARS issues had a fair value of $13,914 and were included in its short-term investments due to the ability to liquidate the ARS issues within a year.  These securities continued to accrue interest at the contractual rate.

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

            Contemporaneous with the determination to transfer the auction rate securities to trading securities, the Company elected to measure the value of its option to put the securities (“put option”) to UBS AG under the fair value option of ASC 825, “Financial Instruments.”  As a result, the Company recorded a non-operating gain representing the estimated fair value of the put option and a corresponding long-term asset of approximately $2,219 at December 31, 2008.  At December 31, 2009, the put option’s estimated fair value decreased to $1,374 and by June 30, 2010, the put option’s estimated fair value decreased to zero.

            Based upon the results of the discounted cash flow analysis, the Company determined that the fair value of its investment in auction rate securities should be discounted approximately $2,219 to $16,513 at December 31, 2008, with any other-than temporary impairment in the fair value of the auction rate securities offset substantially by the fair value recognized for the rights provided in the settlement agreement.  The Company recorded a non-operating gain for its trading securities for the year ended December 31, 2010 and 2009 of approximately $1,377 and $833, respectively.  The recording of the loss relating to the decrease in the fair value of the put option and the corresponding recognition of the gain in the auction rate securities resulted in an overall net gain and loss in 2010 and 2009 of approximately $3 and $12, respectively for the twelve months ended December 31.

            In anticipation of the Salary.com acquisition (as discussed in Footnote 4 – Acquisitions in the Notes to the Consolidated Financial Statements) the Company liquidated the remaining balance of its municipal bonds during 2010, which totaled $15,656 at December 31, 2009, resulting in a realized loss of $382. At December 31, 2009, contractual maturities of our short-term investments were one year or less.

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

            The Company’s investments are valued in accordance with the provisions of ASC 820, “Fair Value Measurements and Disclosure.”  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820, Fair Value Measurements and Disclosure establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

            The estimated fair value of the Company’s municipal bond securities on December 31, 2009 of $15,656 was determined based upon quoted prices in active markets for identical assets or Level 1 inputs.  On December 31, 2009, the estimated fair value of the Company’s auction rate securities was $13,914 based upon significant unobservable inputs or Level 3 inputs.

            A reconciliation of the beginning and ending balances for the auction rate securities using significant unobservable inputs (Level 3) for the period ended December 31, 2009 and 2010 is presented below:

Auction rate securities
Balance at December 31, 2008	$16,513
Net realized gains included in earnings	833
Settlements	(3,432)
Balance at December 31, 2009	$13,914
Net realized gains included in earnings	1,377
Settlements	(15,291)
Balance at December 30, 2010	$—

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions

Quorum International Holdings Limited

            On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27,950, in cash, of which $19,753 was paid in April 2008 and $8,197 was paid in July 2008.  The total cost of the acquisition, including legal, accounting, other professional fees and additional consideration of $2,873, was approximately $30,823, including acquired intangibles of $8,633, with estimated useful lives between 3 and 10 years.  In addition, the acquisition agreement contains an earnout provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010.  Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement.  Pursuant to FASB ASC 805, "Business Combinations" for acquisitions prior to June 1, 2009, the Company accrues contingent purchase consideration when the outcome of the contingency is determinable beyond a reasonable doubt.  Based upon the results for the twelve month period through June 30, 2009, it was determined that an earnout payment was due to the former shareholders of Quorum and as such, the additional consideration of $1,167 was accrued for in the financial statements at December 31, 2009.  During the first quarter of 2010 additional consideration of $468 was determined payable.  The total consideration of $1,635 was paid in cash during the first quarter of 2010.  In addition, based upon the results for the twelve month period through June 30, 2010 no earnout payment was determined to be earned.  The Company evaluates the earnout provisions contained in the acquisition agreement at each financial statement reporting date.  In connection with the acquisition, €500 or approximately $687, of the purchase price was deposited into an escrow account and recorded in other long-term assets, to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement.  Although, the escrow agreement expired approximately two years from the acquisition date, the Company is currently evaluating the status of any claims and the amounts to be withheld from the escrow account.  The Company expects that the acquisition of Quorum will broaden its presence in the global recruitment market.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.   Quorum’s results of operations were included in the Company’s consolidated financial statements beginning on April 2, 2008.

Centre for High Performance Development (Holdings) Limited

            On July 26, 2010, the Company acquired all of the outstanding stock of The Centre for High Performance Development (Holdings) Limited (“CHPD”) which operates as a leadership development and management training company based in London, England for a purchase price of approximately $4,233 in cash.  The total cost of the acquisition, including legal, accounting, and other professional fees of $215, was approximately $4,448, including acquired intangibles of $2,467, with estimated useful lives between 3 and 15 years.  The Company deposited €314 or approximately $428 into escrow to cover any claims for indemnification made by the Company or CHPD. The Company used its cash to acquire all the outstanding stock of CHPD.  The Company expects the acquisition of CHPD will enhance its existing research and content portfolio as well as provide our customers with the ability to more efficiently implement the results of their employee engagement surveys.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  CHPD’s results of operations were included in the Company’s consolidated financial statements beginning on July 26, 2010.

Salary.com

On October 1, 2010, the Company acquired Salary.com, a provider of on-demand compensation software that helps businesses and individuals manage pay and performance, for approximately $78,375 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $4,372, was approximately $82,747, including acquired intangibles of $62,700, with estimated useful lives between 3 and 10 years.  As part of the Salary.com transaction The Company was required to repay approximately $2,525 of Salary.com’s debt during the fourth quarter of 2010. The Company believes there is a significant opportunity to expand the adoption of Salary.com’s product line in large global organizations because its compensation analysis software is highly synergistic with our current suite of talent acquisition and retention solutions.  Salary.com’s results of operations were included in the Company’s consolidated financial statements beginning on October 1, 2010.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions (continued)

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and cash equivalents	$6,672
Accounts receivable	6,302
Prepaid expenses and other current assets	1,581
Property & equipment	966
Other long-term assets	1,340
Customer relationships	40,000	11-13 years
Content	17,200	3 years
Software	4,100	3 years
Trade name	1,400	8 years
Goodwill	29,526	Indefinite

Less: Liabilities assumed
Accounts payable	4,274
Accrued salary	1,196
Accrued severance	3,257
Line of credit	2,525
Commissions payable	226
Accrued other	3,135
Accrued income tax	1,865
Deferred revenue	14,067
Notes payable	167
Total cash purchase price	$78,375

The purchase price has been allocated on to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. The fair value of deferred revenue was determined based upon the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin.  The estimated fair values of the intangibles assets are further described below. Contract-related assets and technology-related assets are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.  During the three month period ending December 31, 2010, severance payments totaled $2,626, resulting in an ending accrued severance balance of $631 as of December 31, 2010.

The valuation of the identified intangibles including contract-related, content, software and trade name assets totaling of $62,700, which relates to Salary.com’s operations, was determined based upon estimated discounted incremental future cash flow to be received as a result of these relationships.

Goodwill from the acquisition resulted from our belief that the compensation products developed by Salary.com will be complementary to our Kenexa 2x platform™ and will help us remain competitive in the talent acquisition market. As a result of an election made in 2010 pursuant to I.R.S. Section 338(g), the goodwill and related intangible assets from the Salary.com acquisition are being amortized for tax purposes over a fifteen year period.

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Year ended December 31, 2010	Year ended December 31, 2009
Revenue	$226,776	$203,836
Net loss attributable to Class A common shareholders	$(46,474)	$(63,726)
Net loss per share—basic and diluted	$(2.05)	$(2.83)

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Variable Interest Entity

            On January 20, 2009, the Company entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China.  In conjunction with the agreement, the Company paid $1,337 as an initial equity contribution and to compensate the former owners of R and J, who transferred their existing business into a new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”).  The initial payment provided the Company with a 46% ownership in the variable interest entity, and a presence in China’s human capital management market.  The former owners of R and J are required to transfer 1% additional ownership interests (in 1% increments up to 49% over a two year period), with consideration to be paid by the Company based upon adjusted EBITDA, as defined in the agreement.  In 2010 and 2009, based upon the preceding year’s operating results for R and J, the Company paid an additional $31 and $206, respectively for an additional 1% ownership interest, for each year, in the variable interest entity.  At December 31, 2010, the Company had a 48% ownership interest in the variable interest entity.

            Consideration for the ownership interest transfer in 2010 was determined as the greater of 1) the amount of registered capital attributable to a 1% ownership interest or 2) an amount denominated in Chinese Yuan Renminbi (“RMB¥”) equal to the result of 47% times four and one half times the Adjusted EBITDA of the variable interest entity for the calendar year ended December 31, 2009, plus 1% of the variable interest entity’s free cash as of December 31, 2009, minus the amount of the initial investment or RMB¥ 8,145 or $1,224. The additional transfer of ownership interests for 2011 will be determined formulaically the same as above and will be adjusted only for an increase in actual ownership percentage by the Company.

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

            In accordance with ASC 810, “Variable Interest Entities,” the new entity qualified for consolidation as it was determined to be a variable interest entity and the Company as its primary beneficiary.  The determination of the primary beneficiary was based, in part, upon a qualitative assessment which included the Company’s commitment to finance the variable interest entity’s ongoing operations, the level of involvement in the variable interest entity’s operations, the use of the Company’s brand by the variable interest entity, and the lack of equity “at risk” by R and J given its put rights.  The variable interest entity is consolidated in the Company’s financial statements because of the Company’s implicit guarantee to provide financing as well as its significant involvement in the day-to-day operations.  The equity interests of R and J not owned by the Company are reported as a noncontrolling interest in the Company’s December 31, 2010 and 2009 accompanying consolidated balance sheets.  All inter-company transactions are eliminated.  See Footnote 2 – Summary of Significant Accounting Policies Principles of Consolidation for additional details.

            The noncontrolling interest related to the variable interest entity is subject to periodic adjustments in its carrying amount based on the put rights contained in the agreement.  For the year ended December 31, 2010, the Company accreted $2,202 based upon a calculation of the actual operating results of the variable interest entity for the twelve month period ended December 31, 2010.

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

            Pursuant to ASC 480 “Distinguishing Liabilities from Equity,” (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities,”) due to the put rights included in the agreement, the Company has presented the estimated fair value of R and J’s 52% ownership interest and the calculated value of the put right in the variable interest entity amounting to $4,052 and $1,330 at December 31, 2010 and 2009, respectively, in noncontrolling interest and classified the amount as temporary equity on the consolidated balance sheet.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6. Property, Equipment and Software

           A summary of property, equipment and capitalized software and related accumulated depreciation and amortization as of December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
Equipment	$20,073	$17,748
Software	39,849	28,397
Office furniture and fixtures	2,377	2,455
Leasehold improvements	2,834	2,735
Land	744	714
Building	8,639	7,828
Software in development	5,283	3,083
Total property, equipment and software	79,799	62,960
Less accumulated depreciation and amortization	38,583	26,093
Total property, equipment and software, net of accumulated depreciation and amortization	$41,216	$36,867

            Depreciation and amortization expense is excluded from cost of revenues.  Equipment and office furniture and fixtures included gross assets under capital leases totaling $2,254 and $2,621 at December 31, 2010 and 2009, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $13,908, $9,789 and $6,920 for the years ended December 31, 2010, 2009 and 2008, respectively.

            Pursuant to FASB ASC 360, “Property, Plant and Equipment,” the Company reviewed its fixed assets and determined that the fair value exceeded the carrying value, and therefore did not record any fixed asset impairment as of December 31, 2010.

7. Other Accrued Liabilities

            Other accrued liabilities consist of the following:

	December 31,
	2010	2009
Accrued professional fees	$667	$1,031
Straight line rent accrual	1,317	2,084
Other taxes payable	1,416	118
Income taxes payable	3,383	837
Other liabilities	2,981	1,139
Contingent purchase price	2,000	1,167
Total other accrued liabilities	$11,764	$6,376

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

8. Line of Credit

On August 31, 2010, the Company entered into a secured credit agreement with PNC Bank, N.A., as administrative agent, in connection with its acquisition of Salary.com, as discussed in Footnote 4 – Acquisitions to the Notes of the Consolidated Financial Statements.  The secured credit agreement included a maximum amount available under the credit facility of $25,000 including a sublimit of up to $2,000 for letters of credit and swing loans. Borrowings under the new credit facility were secured by substantially all of the Company’s assets and the assets of its subsidiaries. As of September 30, 2010 the Company borrowed $25,000 under the secured credit agreement in connection with the acquisition of Salary.com.

On, October 20, 2010, the Company terminated and paid all outstanding amounts under its secured credit agreement, dated August 31, 2010, and entered into a senior secured credit agreement (the “amended credit agreement”) with PNC Bank.  The maximum amount available under the amended credit agreement is $60,000, comprised of a $35,000 revolving facility, including a sublimit of up to $5,000 for letters of credit and a sublimit of up to $2,500 for swing loans (the “Revolving Facility”), and a $25,000 term facility (the “Term Facility”). The Company may request to increase the maximum amount available under the Revolving Facility to $50,000.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. The Company and each of its U.S. subsidiaries are guarantors of the obligations under the amended credit agreement. Borrowings under the amended credit agreement are secured by substantially all of the Company’s assets (including a pledge of the capital stock of our subsidiaries (but limited to only 65% of the voting stock of first-tier foreign subsidiaries)).  For the year ended December 31, 2010, the Company recorded $611 in deferred financing costs in connection with its credit agreements.  As of December 31, 2010, the Company borrowed $59,500 under the amended credit agreement in connection with the acquisition of Salary.com and to enhance working capital.  In January 2011, we made payments of approximately $25,750 under the amended credit agreement.

The Company’s borrowings under the Revolving Facility and Term Facility bear interest at either (i) the adjusted London Interbank Offered Rate for U.S. Dollar deposits, or LIBOR Rate, plus the applicable margin or (ii) the Base Rate—the greater of the Agent’s prime rate, the Federal Funds Open Rate plus ½ of 1.0%, and the LIBOR rate plus 100 basis points—plus the applicable margin. The applicable margin, ranging from 275 to 325 basis points for LIBOR Rate loans and from 175 to 225 basis points for Base Rate loans, depends on the fixed coverage ratio of Kenexa and its consolidated subsidiaries.

As of December 31, 2010, the Company had borrowings of $34,500 and $25,000 under the Revolver and Term facility both with an average interest rate of 3.54%, and issued an irrevocable standby letter of credit for $500 in connection with an office lease in Waltham, Massachusetts.

Borrowings under the amended credit agreement are cross collateralized by a first priority perfected lien on the Company’s assets including, but not limited to, receivables, inventory, equipment, furniture, general intangibles, fixtures, real property and improvements.  The amended credit agreement contains various terms and covenants that provide for restrictions on payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with its financial covenants at December 31, 2010.

In October 2010 in connection with the issuance of the $25,000 Term Facility, the Company entered into an interest rate swap with a notional amount of $12,500 under which, it pays a fixed rate of 0.93%. This swap expires in October 2013.  The Company entered into this swap as it believed interest rates would increase from their current rates, thus allowing it to reduce its overall interest expense related to the term debt.

The Company has not designated its interest rate swap as a hedge. The Company records interest rate swap on its balance sheet at fair market value with the changes in fair value recorded as gain on interest rate swap, net, in its Consolidated Statement of Operations. During the year ended December 31, 2010, the Company recorded a gain of $16 for the change in the fair value of its interest rate swap.  See Summary of Significant Accounting Policies - Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate swap.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Income Taxes

The components of income tax expense (benefit) consisted of the following:

	For the years ended December 31,
	2010	2009	2008
Current
Federal	$(1,648)	$417	$4,542
Foreign	1,598	1,080	2,777
State and local	418	853	616
Total current	$368	$2,350	$7,935
Deferred
Federal	$1,316	$378	$(39,325)
Foreign	(271)	(811)	(696)
State and local	931	10	(5,985)
Total deferred	1,976	(423)	(46,006)
Total income tax provision (benefit)	$2,344	$1,927	$(38,071)

            A reconciliation of the Company’s effective income tax rate to the U.S. statutory federal income tax rate of 35% is as follows:

	For the years ended December 31,
	2010		2009		2008
U.S. statutory federal tax rate	(35.0	) %	(35.0	) %	(35.0	) %
Foreign tax differential	(339.6	) %	0.8%		(1.9	) %
Meals and entertainment	30.0%		—%		—%
Nondeductible goodwill impairment	—%		15.8%		12.1%
State income taxes	105.7%		(1.6	) %	(2.4	) %
Loss on intercompany loan	(23.7	) %	—%		—%
Other nondeductible expenses	10.8%		0.5%		0.1%
Change in valuation allowance	780.6%		23.9%		0.5%
Research and development credit	(139.4	) %	(0.9	) %	(0.4	) %
Non-taxable interest	(18.3	) %	(0.5	) %	(0.3	) %
Provision to return true-up	(18.6	) %	3.7%		0.6%
Income tax expense (benefit)	352.5%		6.7%		(26.7	) %

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Components of the Company’s net deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Deferred tax assets
Foreign net operating loss carryforwards	$3,671	$2,129
Accrued expenses	1,998	879
Federal and state net operating loss carryforwards	1,792	1,397
AMT tax carryforward	25	166
Deferred revenue	4,177	6,616
Accounts receivable allowance	806	514
Stock options	7,041	5,927
Depreciation and amortization	181	—
Goodwill	36,317	38,379
Capitalized R&D tax credits	1,628	314
Section 481(a) adjustment	—	549
Other	11	60
Total deferred tax assets	$57,647	$56,930
Deferred tax liabilities
Capitalized R&D	(2,871)	(3,648)
Other accrued expenses	—	(333)
Depreciation and amortization	(1,076)	(1,493)
Amortization of intangibles and goodwill	(1,478)	(1,282)
Total deferred tax liabilities	(5,425)	(6,756)
Net deferred tax asset	52,222	50,174
Valuation allowance	(12,143)	(7,460)
Net deferred tax asset (liability)	$40,079	$42,714

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Income Taxes (continued)

At December 2010, the Company has remaining Federal net operating loss carryforwards from acquisitions of $1,664 with an expiration date of 2025. These acquired operating loss carryovers are subject to Internal Revenue Code section 382 loss limitations. The Company also has $33,666 of state net operating loss carryovers available from domestic affiliates and $14,587 of net operating loss carryovers available from foreign affiliates.  These state losses have various expiration dates not in excess of 20 years while the foreign losses have no expiration date, except for those relating to India which expire in eight years.  Based on the uncertainty of fully utilizing these NOLs the Company has recorded valuation allowances as of December 31, 2010 of $6,435, $2,554 and $3,154 for federal, state and foreign purposes, respectively.

At December 2009, the Company has remaining Federal net operating loss carryforwards from acquisitions of $2,021 with an expiration date of 2025. These acquired operating loss carryovers are subject to Internal Revenue Code section 382 loss limitations. The Company also has $11,342 of state net operating loss carryovers available from domestic affiliates and $8,546 of net operating loss carryovers available from foreign affiliates.  These state losses have various expiration dates not in excess of 20 years while the foreign losses have no expiration date, except for those relating to India which expire in eight years.  Based on the uncertainty of fully utilizing these NOLs the Company has recorded valuation allowances as of December 31, 2009 of $4,567, $1,561 and $1,332 for Federal, state and foreign purposes, respectively.  In 2009, the Company released $838 of its foreign valuation allowance and simultaneously wrote off a fully reserved acquired foreign net operating loss that was determined to be nondeductible.

At December 2008, the Company has remaining Federal net operating loss carryforwards from acquisitions of $2,253 with an expiration date of 2025. The Company also has net operating loss carryforwards available from foreign acquisitions of $7,731.  These losses have no expiration date, except for those relating to India which expire in eight years.  Based on the uncertainty of fully utilizing these NOLs the Company has recorded a valuation allowance as of December 31, 2008 of $4,417.  The Company also has state NOL carryforwards of $2,266.

            Activity in the valuation allowance account for the years ended December 31, 2010, 2009 and 2008 is presented in the table below:

	Beginning Balance	Increase in valuation allowance	Acquired valuation allowance	Release of valuation allowance	Ending Balance
2010	$(7,460)	$(7,283)	$—	$2,600	$(12,143)
2009	(1,329)	(6,969)	—	838	(7,460)
2008	(653)	—	(676)	—	(1,329)

The determination of the level of valuation allowance at December 31, 2010 is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions.  Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

In 2005, the Company was granted a tax holiday from the government of India for its development center located in Hyderabad, India.  This tax holiday was granted for a five year period, was subsequently extended via statute for two additional years and is scheduled to expire in March, 2011.  The income tax benefit on this holiday is $73, $83 and $65 in 2010, 2009 and 2008, respectively. In 2008, the Company was granted a separate tax holiday from the Indian government covering the activities of its new development center in Vizag, India.  This tax holiday was granted for a period of 10 years and will expire in 2018.  The income tax benefit on this holiday is $356, $236 and $309 in 2010, 2009 and 2008, respectively.

9. Income Taxes (continued)

The Company does not provide for U.S. deferred income taxes or tax benefits on the undistributed earnings or losses of its non-U.S. subsidiaries because earnings are permanently reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2010, the Company had not provided for deferred income tax expense for cumulative income of individual international subsidiaries of $16,840.

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

The amount of unrecognized tax benefits as of December 31, 2010, determined in accordance with the provisions of ASC 740 increased by $625.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Ending balance December 31, 2008	$1,205
Additions based on tax positions related to the current year	790
Reductions for positions of prior years, including impacts due to a lapse in statute	(11)
Settlements	(199)
Ending balance December 31, 2009	$1,785
Additions based on tax positions related to the current year	995
Reductions for positions of prior years, including impacts due to a lapse in statute	(564)
Settlements	—
Ending balance December 31, 2010	$2,216

            The additions to the unrecognized tax benefits related to the current and prior years are primarily attributable to various transfer pricing and related valuation matters, certain tax incentives and credits, acquisition matters, apportionment of state taxable income and other foreign matters.  The settlements and reductions to the unrecognized tax benefits for tax positions of prior years are primarily attributable to the conclusion of the IRS examination.  The liability of $2,515 can be reduced by $574 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.  The net amount of $1,941, if recognized, would have a favorable impact on the Company’s effective tax rate.

            Our policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations.  During the year ended December 31, 2010, the Company recognized $299 in interest and penalties, and in 2009, the Company recognized $69 in interest and penalties.

            With certain limited exceptions, the Company is no longer subject to U.S. federal income tax audits for tax years through 2007 and state and local or non-U.S. income tax audits by taxing authorities for tax years through 2005.  However, net operating loss and tax credit carryovers from all years continue to be subject to examinations and adjustments for at least three years following the year in which the attributes are used.  The Company is currently under examination by certain state taxing authorities for tax years 2006 and 2007.  Although the outcome of tax audits is difficult to predict with certainty, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that may result from tax examinations.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10. Commitments and Contingencies

Leasing Arrangements

            The Company leases certain of its facilities and equipment under various operating and capital leases.  Current assets under capital leases consist primarily of computer equipment. These leases generally have terms of three to five years, bear interest up to 6.2% per annum and are collateralized by the underlying equipment. Operating leases primarily consist of leases for office space and equipment. Future minimum lease payments for each of the following five years are:

	Capital Leases	Operating Leases
2011	$279	$6,957
2012	111	6,256
2013	39	5,385
2014	—	4,812
2015	—	3,609
Total minimum lease payments	$429	$27,019
Less amount representing interest	12
Present value of minimum payments under capital leases	417
Less current portion	271
	$146

            Rent expense was $8,565, $7,496 and $7,174 for the years ended December 31, 2010, 2009 and 2008, respectively.  Most of the Company’s capital and operating leases contain automatic renewal terms, bargain purchase options or escalation clauses but the leases are expensed on a straight-line basis.  The Company subleases space in its Wayne, PA and Vizag, India facilities. The total minimum sublease rentals to be received under noncancelable subleases through 2014 is estimated at $345 for Wayne and $1,118 for Vizag as of December 31, 2010.

Severance arrangement

            On November 26, 2006, the Company entered into a separation agreement and general release with its former Chief Operating Officer who resigned from his positions as an officer and a director of the Company and each of its subsidiaries, effective on the close of business on November 30, 2006.  The separation agreement provided that the Company continue to pay the former officer his base salary of $250 per year through November 29, 2008.  In addition, through May 29, 2010, the Company provided the former officer with continued participation in the medical insurance coverage plans of the Company, or the economic equivalent of the employer portion of the premium for such plans.  Pursuant to the separation agreement, the former officer received $397 under the Company’s 2006 bonus plan.  In addition, previously unvested options to purchase 28,333 shares of the Company’s common stock held by the former officer became immediately exercisable, and all other unvested stock options granted to the former officer by the Company were forfeited on the separation date.  The former officer also provided the Company and its subsidiaries and affiliates with a general release, and the former officer agreed to certain restrictive covenants, including confidentiality and non-disparagement, and non-competition and non-solicitation for a period of two years after the separation date, as such, the company recognized the severance expense over the non compete term.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10. Commitments and Contingencies (continued)

Litigation

            On August 27, 2007, a complaint was filed and served by Kenexa BrassRing, Inc. against Taleo Corporation in the United States District Court for the District of Delaware.  Kenexa alleges that Taleo infringed Patent Nos. 5,999,939 and 6,996,561, and seeks monetary damages and an order enjoining Taleo from further infringement.  The trial of this matter is currently scheduled to begin on June 27, 2011.

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

Securities Class Actions

            On June 11, 2009 and July 16, 2009, two putative class actions were filed against Kenexa Corporation and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between May 8, 2007 and November 7, 2007. The complaint filed on July 16, 2009 has since been voluntarily dismissed.  On September 28, 2010, the court granted Kenexa’s motion to dismiss the complaint filed on June 11, 2009 in its entirety.  The plaintiffs filed a motion for reconsideration of the court’s decision on October 12, 2010, which was denied by the court on November 29, 2010.  The plaintiffs failed to file a timely appeal, and, as a result, the actions were concluded in Kenexa's favor.

Genesys Shareholder Suit

            On October 1, 2010, Kenexa completed its acquisition of Salary.com, Inc. which included responsibility for the suit filed on August 13, 2010 by former shareholders and option holders of Genesys Software Systems, Inc. (the “Genesys Parties” and “Genesys,” respectively) against Salary.com, Inc. and Silicon Valley Bank –Trustee Process Defendant in Massachusetts Superior Court.  The Genesys Parties asserts claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Massachusetts Unfair Business Practices Act, and declaratory judgment seeking damages of $2,000 in contingent consideration related to the purchase of Genesys by Salary.com, plus other monetary damages and fees.  On September 7, 2010 Salary.com filed an answer and counterclaim against the Genesys Parties, and certain former shareholders of Genesys, asserting breach of contract, breach of implied covenants of good faith and fair dealing, fraud, violation of the Massachusetts Unfair Business Practices Act, civil conspiracy, negligent misrepresentation, and declaratory judgment seeking to dismiss the original complaint and unspecified monetary damages.  The $2,000 in contingent consideration was accrued for in the financial statements at December 31, 2010.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10. Commitments and Contingencies (continued)

Litigation (continued)

Salary.com Appraisal Suit

            On February 2, 2011, Dorno Investment Partners, LLC filed a Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware against Kenexa Compensation, Inc., the new name for the surviving entity subsequent to the all cash, short form merger of Salary.Com, Inc. and Spirit Merger Sub, Inc. on October 1, 2010.  Dorno was the beneficial owner of 143,610 shares of Salary.Com, Inc. common stock on the merger date and demanded and continues to demand appraisal of the fair value of 140,000 shares pursuant to Delaware law.  Dorno demands fair value for its shares, interest from October 1, 2010, costs, attorney’s fees, and other appropriate relief.

            The Company is involved in claims, including those identified above, which arise in the ordinary course of business. In the opinion of management, the Company has made adequate provision for potential liabilities, if any, arising from any such matters.  However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, could have a material adverse effect on the Company’s business, financial condition and operating results.  Furthermore, the Company believes that the litigation matters described above, at their current state, are neither probable nor reasonably estimable at the time of filing.

11.  Equity

Rollforward of Shares

            The Company’s common shares issued and repurchased during the years ended December 31, 2010, 2009 and 2008 are as follows:

Common Shares
Class A
December 31, 2007 ending balance	24,032,446
Repurchase of shares	(1,677,560)
Stock option exercises	67,021
Employee Stock Purchase Plan	27,141
Shares issued for earnout	55,876
December 31, 2008 ending balance	22,504,924
Stock option exercises	14,747
Employee Stock Purchase Plan	42,212
December 31, 2009 ending balance	22,561,883
Stock option exercises	277,591
Restricted stock	27,516
Employee Stock Purchase Plan	33,263
December 31, 2010 ending balance	22,900,253

            Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11.  Equity (continued)

Stock and Voting Rights

Undesignated Preferred Stock

            The Company has 10,000,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at December 31, 2010 or 2009. These shares have preferential rights in the event of liquidation and payment of dividends.

Common Stock

            At December 31, 2010 and 2009, the Company had 100,000,000 authorized shares of common stock.  Shares of common stock outstanding were 22,900,253 and 22,561,883 at December 31, 2010 and 2009, respectively.  Each share of common stock has one-for-one voting rights.

Authorized but not issued shares

            On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock, of which 1,125,651 shares were repurchased at an aggregate cost of $20,429 as of December 31, 2008.  These shares were restored to original status prior to December 31, 2008 and accordingly are presented as authorized but not issued.  The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.  As of December 31, 2008 the amount of shares available for repurchase under the stock repurchase plan was 1,874,349.  For the years ended, December 31, 2010 and 2009 no repurchases were made under the stock repurchase plan.

12. Stock Plans

Equity Incentive Plan

            The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Company’s Board of Directors (the “Board”) in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options and restricted stock to employees and directors at the discretion of the Board or a committee of the Board.  The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”).  The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company.  Stock options granted under the 2005 Option Plan expires between the fifth and tenth anniversary of the date of grant and may vest on the third anniversary of the date of grant or may vest twenty-five percent per year for four years.  Unexercised stock options may expire up to 90 days after an employee's termination for options granted under the 2000 and 2005 Option Plans.  As of December 31, 2010, there were options to purchase 73,310 shares of common stock outstanding under the 2000 Option Plan.

            As of December 31, 2010, there were options to purchase and restricted stock of 3,314,532 and 111,558, respectively, shares of common stock outstanding under the 2000 and 2005 Option Plan.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan.  As of December 31, 2010, there were a total of 475,641 shares of common stock not subject to outstanding options and restricted stock and available for issuance under the 2005 Option Plan.

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

            The following table provides the assumptions used in determining the fair value of the market and service based awards for the year ended December 31, 2010, 2009 and 2008, respectively.

	Years ended December 31,
	2010	2009	2008	2008
	Service based awards	Service based awards	Service based awards	Market based awards
Expected volatility	61.20-65.91%	62.70 – 69.38%	56.23 – 57.52%	60.98%
Expected dividends	0	0	0	0
Expected term (in years)	3.00-6.25	3.00 - 6.25	300-3.75	10
Risk-free rate	0.98-3.27%	1.36 - 3.09%	1.87 – 2.77%	3.45%

            A summary of the status of the Company’s stock options as of December 31, 2010 and 2009 and changes during the period then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2008	1,732,506	2,487,654	$17.33	447,854	$14.01
Granted – options	(756,000)	756,000	6.12	—	—
Exercised options and vested restricted stock	—	(14,747)	4.72	—	—
Forfeited or expired	55,000	(55,000)	22.76	—	—
Balance at December 31, 2009	1,031,506	3,173,907	$14.63	696,407	$17.68
Granted – options	(549,322)	549,322	11.26	—	—
Granted – restricted stock	(111,558)	111,558	—
Exercised options	—	(303,682)	13.68	—	—
Forfeited or expired	105,015	(105,015)	17.33	—	—
Balance at December 31, 2010	475,641	3,426,090	$13.61	1,581,585	$19.88

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

            The total intrinsic value of options and restricted stock outstanding, exercised and exercisable as of and for the period ended December 31, 2010 was $34,605, $1,571 and $9,611, respectively.  The weighted average fair value for options and restricted stock granted during the period ended December 31, 2010, 2009 and 2008 was $7.16, $3.50 and $5.67, respectively.  The weighted-average remaining contractual term of options and restricted stock outstanding and exercisable at December 31, 2010 was 5.56 and 3.21, respectively.

            Between January 1, 2010 and December 31, 2010, the Company granted to certain employees, officers and non-employee directors options to purchase an aggregate of 549,322 shares of the Company's common stock at prevailing market price of $10.50 to $19.53 per share.  During the fourth quarter of 2010, the Company granted to certain employees, restricted stock units in aggregate of 12,800 shares, which will vest 25% per year.  The grant date fair value of the restricted stock was $19.53 per share.

            On February 17, 2010, the Company granted to certain executive officers shares of restricted stock units in aggregate of 85,000 shares, which will vest 25% on each anniversary date of the grant through 2014.  In the event the certain executive officer ceases to be an employee before these shares are fully vested, the unvested restricted shares units will be forfeited to the Company. The grant date fair value of the restricted stock was $10.50 per share.

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

            The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $3.68	111,558	9.25	$—	—	$—
$3.69 - $7.37	1,105,250	7.82	$4.92	157,875	$4.70
$7.38 - $11.06	561,000	7.87	$10.21	125,500	$9.38
$11.07 - $14.74	618,482	4.98	$12.62	481,910	$12.26
$14.75 - $18.43	10,000	4.62	$15.60	10,000	$15.60
$18.44 - $22.12	491,000	2.10	$19.15	277,500	$19.27
$25.81 - $29.49	32,000	0.45	$27.25	32,000	$27.25
$29.50 - $33.18	103,000	2.93	$31.99	103,000	$31.99
$33.19 - $36.87	393,800	1.24	$35.40	393,800	$35.40
$0.00 - $36.87	3,426,090	5.56	$13.61	1,581,585	$19.88

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Stock Plans (continued)

            A summary of the status of the Company’s unvested share options and restricted stock as of December 31, 2010 and 2009 is presented below:

Unvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Unvested at December 31, 2008	2,039,800	$8.24
Granted - options	756,000	3.50
Vested	(279,000)	9.21
Forfeited or expired	(39,300)	11.11
Unvested at December 31, 2009	2,477,500	$6.34
Granted - options	549,322	6.62
Grants- restricted stock	111,558	9.77
Vested	(1,223,500)	9.16
Forfeited or expired	(70,375)	5.77
Unvested at December 31, 2010	1,844,505	$4.78

            The following table shows total share-based compensation expense included in the accompanying Consolidated Statement of Operations:

	Year ended December 31,
	2010	2009	2008
Cost of revenues	$238	$369	$341
Sales and marketing	904	1,092	961
General and administrative	2,934	3,456	4,032
Research and development	466	447	427
Pre-tax share-based compensation	$4,542	$5,364	$5,761
Income tax benefit	—	1,391	1,813
Share-based compensation expense, net	$4,542	$3,973	$3,948

            In accordance with FASB ASC 718, “Compensation-Stock Compensation,” excess tax benefits, associated with the expense recognized for financial reporting purposes, realized upon the exercise of stock options are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows.  In addition, the Company classifies share-based compensation within cost of revenues, sales and marketing, general and administrative expenses and research and development corresponding to the same line as the cash compensation paid to respective employees, officers and non-employee directors. For the year ended December 31, 2010, the Company had an unrecognized tax benefit of $1,196.

            As of December 31, 2010, there was $3,978 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2005 Option Plan.  That cost is expected to be recognized over a weighted-average period of 1.51 years.

Employee Stock Purchase Plan

            The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the Nasdaq National Market, LLC on the offering date.  We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with FASB ASC 718 and requires no compensation expense to be recognized.  As of December 31, 2010, there were 387,232 shares available for issuance pursuant to our 2006 Employee Stock Purchase Plan.  Shares of our common stock purchased under the employee stock purchase plan were 33,263, 42,212 and 27,141 for the years ended December 31, 2010, 2009 and 2008, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

13. Geographic Information

            The following table summarizes the distribution of revenue by geographic region as determined by billing address for the years ended December 31, 2010, 2009 and 2008.

	For the year ended December 31, 2010		For the year ended December 31, 2009		For the year ended December 31, 2008
Country	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue
United States	$144,710	73.7%	$124,652	79.1%	$149,225	73.6%
United Kingdom	16,240	8.3%	11,156	7.1%	17,729	8.7%
Other European Countries	10,356	5.3%	7,818	4.9%	11,660	5.5%
Germany	6,593	3.4%	4,073	2.6%	9,765	4.8%
China	5,326	2.7%	1,390	0.9	—	—
The Netherlands	3,049	1.5%	1,755	1.1%	3,196	1.6%
Canada	3,883	2.0%	2,808	1.8%	5,539	2.7%
Other	6,196	3.1%	4,017	2.5%	6,618	3.1%
Total	$196,353	100.0%	$157,669	100.0%	$203,732	100.0%

The following table summarizes the distribution of assets by geographic region as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$256,818	83.0%	$161,351	79.7%
United Kingdom	20,964	6.8%	14,125	7.0%
India	10,956	3.6%	9,943	4.9%
China	5,606	1.8%	2,962	1.5%
Germany	4,661	1.5%	4,381	2.2%
Ireland	3,257	1.1%	4,182	2.1%
Canada	966	0.3%	2,574	1.3%
Other	5,951	1.9%	2,825	1.3%
Total	$309,179	100.0%	$202,343	100.0%

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

            One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the years ended December 31, 2010, 2009 and 2008, the Company paid Pepper Hamilton LLP net of insurance coverage $1,153, $258 and $389, respectively, for general legal matters.  The increase in payments to Pepper Hamilton LLP for the year ended 2010 as compared to the previous years resulted from an increase in activity from our class action shareholders litigation, our recent acquisitions of CHPD and Salary.com, and credit facility.  The amount payable to Pepper Hamilton as of December 31, 2010 and 2009 was $177 and $202, respectively.

15. Subsequent Events

Talentmine

            On January 11, 2011, the Company acquired substantially all of the assets and assumed selected liabilities of Talentmine, LLC, (“Talentmine”) a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $3,000 in cash.  In addition, the former shareholder for Talentmine is eligible to receive an Earnout payment in an amount not to exceed $2,000 based upon meeting certain benchmarks in calendar year 2011.  The acquisition of Talentmine will provide the Company with valuable intellectual property and key talent in the assessment market. The purchase price will be allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  Talentmine’s results of operations will be included in the Company’s consolidated financial statements beginning on January 11, 2011.

JRA Technology Ltd.

            On February 14, 2011, the Company entered into a share purchase agreement with JRA Technology Ltd. (“JRA”), a leading provider of employee climate/culture and related surveys based in Auckland, New Zealand, for a purchase price of approximately NZD 8,973 or $6,859 in cash with an adjustment for certain working capital accounts as defined.  The total cost of the acquisition, including legal, accounting, and other professional fees of $14, was approximately $6,873.  In connection with the acquisition, $675 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against JRA under the acquisition agreement.  The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of JRA.  The acquisition of JRA will enhance the Company’s global position in the survey market by broadening our solution suite and increasing our geographic reach.  The purchase price will be allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  JRA’s results of operations will be included in the Company’s consolidated financial statements beginning on February 14, 2011.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Disclosure Controls

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

    Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

             We excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of the following acquisitions completed in 2010, as permitted by the rules and regulations of the Securities and Exchange Commission.   Expressed as a percentage of our total revenues, income before taxes and our total assets as of and for the year ended December 31, 2010 these exclusions included the following entities:

Acquisition	Date of Acquisition	As a % of total revenue	As a % of total assets
Salary.com	October 1, 2010	4%	32%

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

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Kenexa have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Grant Thornton, LLP independently assessed the effectiveness of our internal control over financial reporting and has issued its opinion, which is included below.

(b)  Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

Board of Directors and Shareholders
Kenexa Corporation

We have audited Kenexa Corporation and Subsidiaries’ (collectively, Kenexa Corporation) (a Pennsylvania corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kenexa Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Kenexa Corporation’s internal control over financial reporting based on our audit.  Our audit of, and opinion on, Kenexa Corporation's internal control over financial reporting does not include internal control over financial reporting of Salary.com a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 32 percent and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.  As indicated in Management's Report, Salary.com was acquired during 2010 and therefore, management's assertion on the effectiveness of Kenexa Corporation's internal control over financial reporting excluded internal control over financial reporting of Salary.com.

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

In our opinion, Kenexa Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kenexa Corporation and Subsidiaries, as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 16, 2011

(c)  Change in Internal Control over Financial Reporting

            There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not Applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

            We incorporate by reference the information contained under the captions “Board of Directors”, “Structure and Practices of the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation and Executive Officers” in our Definitive Proxy Statement for our 2010 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2011 Proxy Statement”).

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

ITEM 11. Executive Compensation

            We incorporate by reference the information contained under the captions “Executive Compensation and Executive Officers”, “Compensation Committee Report” and “Structure and Practices of the Board of Directors” in our 2011 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement.

Equity Compensation Plan Information as of December 31, 2010.

            The following table sets forth, as of December 31, 2010, information concerning equity compensation plans under which our securities are authorized for issuance.  The table does not reflect grants, awards, exercises, terminations or expirations since that date.  The following table excludes 500,000 shares of our common stock which were issued or are available for issuance pursuant to our 2006 Employee Stock Purchase Plan, which was approved by our shareholders in May 2006.  As of December 31, 2010, there were 387,232 shares available for issuance pursuant to our 2006 Employee Stock Purchase Plan.  All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted to the extent applicable.  All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity Compensation Plans approved by shareholders	3,352,780	$13.74	475,641
Equity Compensation Plans not approved by shareholders	73,310	$7.56

(1)	Excludes number of securities to be issued upon exercise of outstanding options.

For a description of the material features of our equity compensation plans, see Note 11 to our consolidated financial statements.

ITEM 13. Certain Relationships, Related Transactions and Director Independence

            We incorporate by reference the information contained under the caption “Certain Relationships and Related Party Transactions” and “Structure and Practices of the Board of Directors” in our 2011 Proxy Statement.

ITEM 14. Principal Accountant Fees and Services

            We incorporate by reference the information contained under the caption Proposal No. 5 “Ratification of Selection of Independent Registered Public Accounting Firm” in our 2011 Proxy Statement.

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

2.3
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

4.2	Form of Indenture (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-3 dated March 9, 2010, Registration No. 333-165371)
10.1*	Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028)
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

10.12
Form of Tender and Support Agreement, dated as of August 31, 2010, by and among Kenexa Corporation, Spirit Merger Sub, Inc., and certain Salary.com stockholders (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated September 1, 2010).

10.13
Non-Competition and Non-Solicitation Agreement, dated as of August 31, 2010, by and between Kenexa Corporation and Paul Daoust (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K dated September 1, 2010).

10.14
Credit Agreement, dated as of August 31, 2010, by and among Kenexa Technology, Inc., PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K dated September 1, 2010).

10.15
Credit Agreement, by and among Kenexa Technology, Inc., PNC Bank, National Association, as administrative agent, and the lenders party thereto, dated as of October 20, 2010 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated October 22, 2010)

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

            (c) None.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2011.

            Kenexa Corporation

 /s/ Nooruddin S. Karsan
 ----------------------------
    Nooruddin S. Karsan
    Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Donald F. Volk
    -----------------
    Donald F. Volk
    Chief Financial Officer (Principal Financial and Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on March 16, 2011 in the capacities indicated:

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