Form 10-Q
period 2011-03-31
KENEXA CORP
filed 2011-05-06
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐   No  ☒

On May 4, 2011, 23,503,946 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

,

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended March 31, 2011

PART 1 FINANCIAL INFORMATION
Item 1:  Financial Statements
Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2011	December 31, 2010
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$19,657	$52,455
Accounts receivable, net of allowance for doubtful accounts of $3,108 and $2,545	50,829	45,584
Unbilled receivables	4,326	2,782
Income tax receivable	2,390	2,406
Deferred income taxes	5,729	5,583
Prepaid expenses and other current assets	9,004	8,782
Total Current Assets	91,935	117,592

Property and equipment, net	21,640	19,757
Software, net	22,494	21,459
Goodwill	40,020	34,692
Intangible assets, net	71,272	68,238
Deferred income taxes, non-current	35,591	35,825
Deferred financing costs, net	513	566
Other long-term assets	10,272	11,050
Total assets	$293,737	$309,179

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$8,072	$7,921
Notes payable, current	20	92
Term loan, current portion	5,000	5,000
Commissions payable	2,789	3,169
Accrued compensation and benefits	6,307	9,491
Other accrued liabilities	11,083	11,764
Deferred revenue	72,048	65,489
Capital lease obligations	442	271
Total current liabilities	105,761	103,197

Revolving credit line and term loan	31,750	54,500
Capital lease obligations, less current portion	262	146
Notes payable, less current portion	—	10
Deferred income taxes	1,811	1,329
Deferred revenue, less current portion	10,160	10,563
Other long-term liabilities	2,545	2,515
Total liabilities	152,289	172,260

Commitments and Contingencies

Temporary equity
Noncontrolling interest	4,052	4,052

Shareholders’ Equity
Preferred stock, par value $0.01; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 23,406,896 and 22,900,253 shares issued and outstanding, respectively	234	229
Additional paid-in-capital	288,500	281,791
Accumulated deficit	(148,438)	(145,271)
Accumulated other comprehensive loss	(2,900)	(3,882)
Total shareholders’ equity	137,396	132,867
Total liabilities and shareholders’ equity	$293,737	$309,179

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Subscription	$46,203	$33,252
Other	13,775	6,412
Total revenues	59,978	39,664
Cost of revenues	23,345	13,811
Gross profit	36,633	25,853

Operating expenses:
Sales and marketing	14,275	9,640
General and administrative	12,748	9,831
Research and development	4,445	2,284
Depreciation and amortization	7,918	4,036
Total operating expenses	39,386	25,791

(Loss) income from operations	(2,753)	62
Interest (expense) income, net	(440)	146
Loss on change in fair market value of ARS and put option, net	—	(31)
(Loss) income before income taxes	(3,193)	177
Income tax benefit (expense)	26	(133)
Net (loss) income	$(3,167)	$44
Income allocated to noncontrolling interests	—	(62)
Net loss allocable to common shareholders	$(3,167)	$(18)

Basic and diluted net loss per share	$(0.14)	$0.00
Weighted average shares used to compute net loss allocable to common shareholders’ per share – basic and diluted	23,042,809	22,577,266

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited; in thousands)

	Class A common	Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’	Comprehensive
	stock	capital	deficit	(loss) income	equity	loss
Balance, December 31, 2009	$226	$275,127	$(141,712)	$ $ (3,503)	$130,138	$(32,161)
Loss on currency translation adjustments	—	—	—	(607)	(607)	(607)
Unrealized gain on short-term investments	—	—	—	228	228	228
Share-based compensation expense	—	4,542	—	—	4,542	—
Option exercises	3	3,924	—	—	3,927	—
Employee stock purchase plan	—	400	—	—	400	—
Income allocated to noncontrolling interests	—	—	(550)	—	(550)	(550)
Accretion associated with noncontrolling interest (variable interest entity)	—	(2,202)	—	—	(2,202)	(2,202)
Net loss	—	—	(3,009)	—	(3,009)	(3,009)
Balance, December 31, 2010	$229	$281,791	$(145,271)	$(3,882)	$132,867	$(6,140)
Gain on currency translation adjustments	—	—	—	982	982	982
Share-based compensation expense	—	1,127	—	—	1,127	—
Option exercises	5	5,474	—	—	5,479	—
Employee stock purchase plan	—	108	—	—	108	—
Net loss	—	—	(3,167)	—	(3,167)	(3,167)
Balance, March 31, 2011 (unaudited)	$234	$288,500	$(148,438)	$(2,900)	$137,396	$(2,185)

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(3,167)	$44
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	7,918	4,036
Loss on disposal of property and equipment	—	34
Loss on change in fair market value of ARS and put option, net	—	31
Share-based compensation expense	1,127	1,291
Amortization of deferred financing costs	53	—
Bad debt expense (recoveries)	248	(41)
Deferred income tax (benefit) expense	(270)	143
Changes in assets and liabilities, net of acquisitions
Accounts and unbilled receivables	(6,339)	1,362
Prepaid expenses and other current assets	202	(1,859)
Income tax receivable	17	74
Other long-term assets	1,265	(821)
Accounts payable	(70)	(80)
Accrued compensation and other accrued liabilities	(5,595)	(523)
Commissions payable	(389)	460
Deferred revenue	5,690	4,655
Other liabilities	(89)	—
Net cash provided by operating activities	601	8,806

Cash flows from investing activities
Capitalized software and purchases of property and equipment	(6,593)	(3,581)
Purchase of available-for-sale securities	—	(730)
Sales of available-for-sale securities	—	2,255
Sales of trading securities	—	4,050
Acquisitions and variable interest entity, net of cash acquired	(9,682)	(1,635)
Net cash (used in) provided by investing activities	(16,275)	359

Cash flows from financing activities
Borrowings under revolving credit line	3,000	—
Repayments under revolving credit line	(25,750)	—
Repayments of notes payable	(87)	(9)
Repayments of capital lease obligations	(282)	(54)
Proceeds from common stock issued through Employee Stock Purchase Plan	108	96
Net proceeds from option exercises	5,479	102
Net cash (used in) provided by financing activities	(17,532)	135

Effect of exchange rate changes on cash and cash equivalents	408	(219)
Net (decrease) increase in cash and cash equivalents	(32,798)	9,081
Cash and cash equivalents at beginning of period	52,455	29,221
Cash and cash equivalents at end of period	$19,657	$38,302

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$397	$4
Income taxes	$1,009	$272
Non-cash investing and financing activities
Capital lease obligations incurred	$568	$—

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited
(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation and its subsidiaries (collectively the “Company” or Kenexa”) is a leading provider of software-as-a-service, or SaaS, solutions that enable organizations to more effectively recruit and retain employees.  Kenexa’s solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices.  Kenexa’s software applications are complemented with tailored combinations of outsourcing services, proprietary content and consulting services based on its 23 years of experience assisting customers in addressing their Human Resource (HR) requirements.  Together, the software applications, content and services form complete solutions that customers find more effective than the point technology or service solutions available from alternative vendors.  The Company believes that these solutions enable its customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

The Company began its operations in 1987 under its predecessor companies Insurance Services, Inc., or ISI, and International Holding Company, Inc., or IHC. In December 1999, the Company reorganized its corporate structure by merging ISI and IHC with and into Raymond Karsan Associates, Inc., or RKA, a Pennsylvania corporation and a wholly owned subsidiary of Raymond Karsan Holdings, Inc., or RKH, a Pennsylvania corporation. Each of RKA and RKH were newly created to consolidate the businesses of ISI and IHC. In April 2000, the Company changed its name to TalentPoint, Inc. and changed the name of RKA to TalentPoint Technologies, Inc.  In November 2000, the Company changed its name to Kenexa Corporation, or Kenexa, and changed the name of TalentPoint Technologies, Inc. to Kenexa Technology, Inc., or Kenexa Technology. Currently, Kenexa transacts business primarily through Kenexa Technology and its wholly owned subsidiaries. While the Company has several product lines, its chief decision makers determine resource allocation decisions and assess and evaluate periodic performance under one operating segment.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three months ended March 31, 2011 and 2010 have been made.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011 or for any other interim period.  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2010.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Kenexa Corporation and its subsidiaries and variable interest entity as described in Footnote 4 – Variable Interest Entity in the Notes to Consolidated Financial Statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.  Reclassifications to the December 31, 2010 consolidated balance sheet include a transfer of $5,875 from short term to long term deferred revenue.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, short-term investments and put option, if presented, accounts payable and accrued expenses at March 31, 2011 and December 31, 2010 approximate fair value of these instruments due to their short-term nature.

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

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency.  Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting period. The operations of the variable interest entity in China are translated from Chinese Yuan Renminbis, for which the current exchange rate is approximately 6.5 Yuan Renminbis to one U.S. dollar. The related translation adjustments are reported in the shareholders’ equity section of the balance sheet and resulted in a net increase in shareholders’ equity of $982 for the three months ended March 31, 2011 and a net reduction of $607 for the year ended December 31, 2010.  The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary. Transaction net gains and losses resulting from the Company’s foreign operations totaled $9 and $(107), respectively, for the periods ended March 31, 2011 and 2010.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Comprehensive Loss

Comprehensive loss consists of net gains and losses on foreign currency translation adjustments, net unrealized gains and losses on short-term investments, income allocated to noncontrolling interest, accretion associated with noncontrolling interest and net income or loss and is reported on the accompanying consolidated statements of shareholders’ equity.  For the three months ended March 31, 2011 and the year ended December 31, 2010, comprehensive loss was $2,185 and $6,140, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable.  Credit risk arising from receivables is mitigated by the large number of customers comprising the Company's customer base and their dispersion across various industries.  The Company does not require collateral.  The customers are concentrated primarily in the Company’s U.S. market area.  At March 31, 2011 and December 31, 2010, there were no customers that represented more than 10% of the net accounts receivable balance. The Company’s top 3 customers represented approximately 11.7% and 9.5% at March 31, 2011 and December 31, 2010, respectively, of the Company’s net accounts receivable balance.

For the three months ended March 31, 2011 and 2010, no one customer individually exceeded 10% of the Company's revenues.  The Company’s top 3 customers represented, collectively, approximately 10.4% and 13.1% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase.  Cash which is restricted for lease deposits is included in other assets.  Cash balances are maintained at several banks.  Cash held in fixed term deposits with original maturities of three months or less at the time of purchase totaled $1,558 and $829 as of March 31, 2011 and December 31, 2010, respectively.  Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100 (which has been temporarily increased to $250 through December 31, 2013). Certain operating cash accounts may periodically exceed the FDIC limits.

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks totaled $9,074 and $10,862 and represented 46.2% and 20.7% of our total cash and cash equivalents balance at March 31, 2011 and December 31, 2010, respectively.

Investment loss

The investment loss in 2010 included changes in the fair market value in the auction rate securities and put option.   The investments were recorded at fair value using a discounted cash flow model and assumptions including maximum auction rate, liquidity risk premium, probability of earned maximum rate until maturity and probability of default.   The Company’s investments were valued in accordance with the provisions of ASC 820, “Fair Value Measurements and Disclosure,” using significant unobservable (Level 3) inputs.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid software maintenance agreements, deferred implementation costs, and other current assets.  Deferred implementation costs represent internal payroll and other costs incurred in connection with the configuration of the sites associated with our internet hosting arrangements.  Prior to our adoption of ASU 2009-13 on January 1, 2010 (see Note 2 to our consolidated financial statements – “Revenue Recognition”), these costs were deferred over the implementation period which preceded the hosting period, typically three to four months, and were expensed ratably when the hosting period commenced, typically four to five years.  The remaining deferred costs at March 31, 2011 relate to implementations which commenced prior to the adoption of ASU 2009-13 and will continue to be deferred until such time as the hosting or license period for those specific contracts commences, at which time these costs will be expensed over the hosting period in accordance with our previous accounting policy.  Implementation costs related to contracts signed or modified after January 1, 2010, our date of adoption of ASU 2009-13, are expensed as incurred to be consistent with our new accounting policy related to implementation service revenue.  During the three months ended March 31, 2010, approximately $481 of previously deferred costs were expensed because the implementation revenue related to a certain contract is now being recognized in accordance with our new revenue recognition policy in connection with a material modification of that contract during the quarter ended March 31, 2010.

	March 31, 2011	December 31, 2010
Prepaid expenses	$4,914	$4,414
Deferred implementation costs	2,698	2,834
Other current assets	1,392	1,534
Total prepaid expenses and other current assets	$9,004	$8,782

Other Long-Term Assets

Other long-term assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Acquisition related escrow balances (1)	$1,267	$1,077
Security deposits	2,501	3,055
Deferred implementation costs	3,391	4,028
Other long-term assets	3,113	2,890
Total other long-term assets	$10,272	$11,050

(1)
For acquisitions that occurred prior to January 1, 2009 and upon completion of the escrow term and settlement of any outstanding claims, all remaining escrow balances are reclassified to additional purchase price consideration for the respective acquisition.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Software Developed for Internal Use

In accordance with FASB ASC 350, “Intangibles-Goodwill and Other, Internal-Use Software,” the Company expenses the costs incurred in the preliminary stages of development as incurred. Once an application has reached the development stage and technological feasibility has been established, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.  Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in these consolidated financial statements.

	December 31, 2010	March 31, 2011	March 31, 2010
Capitalized internal-use software costs	$11,515	$3,248	$2,656
Research and Development expenses	11,901	4,445	2,284
Total capitalized software costs and research and development expenses	$23,416	$7,693	$4,940

Amortization of capitalized internal-use software costs for the three months ended March 31, 2011 and 2010 was $2,288 and $1,509, respectively.

Goodwill

The Company has recorded goodwill in accordance with the provisions of FASB ASC 350, “Intangibles-Goodwill and Other.” The Company evaluates its goodwill for impairment annually or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit, based upon management's estimate of the future discounted cash flows to be generated by the business using level three inputs and comparable company multiples, to the carrying values. These cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to the Company's business based on its knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill.  Management determined that there were no triggering events during the three months ended March 31, 2011 that would require an interim impairment test of goodwill.

The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2009	$$	3,2044
Acquisitions or adjustments:
StraightSource		2500
Quorum International Holding Limited		4688
Centre for High Performance Development		1,4377
Salary.com, Inc.		29,5266
Foreign currency and other		(193))
Balance as of December 31, 2010	$$	34,6922
Acquisitions or adjustments:
Talentmine, LLC		3844
JRA Technology Ltd.		4,7322
Foreign currency and other		2122
Balance as of March 31, 2011	$$	40,0200

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Self-Insurance

                The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimates the liability based upon management’s judgment and historical experience and reports the amount on a gross basis.  The Company also relies on the advice of consulting administrators in determining an adequate liability for self-insurance claims.  At March 31, 2011 and December 31, 2010, self-insurance accruals totaled $644 and $595, and stop loss recoveries totaled $205 for December 31, 2010.  There were no stop loss recoveries for March 31, 2011.  Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance claims if actual experience differs significantly from management’s estimates.

Interest Rate Swap Agreements

The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of its interest payments, the Company has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. This swap changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.  See Footnote 7 – Line of Credit in the Notes to Consolidated Financial Statements for further details.

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

Prior to its adoption of Accounting Standards Update 2009-13 (“ASU 2009-13”), “Multiple Deliverable Revenue Arrangements,” the Company separated certain arrangements only if the professional services, provided at the outset of the engagement, had value to the customer on a stand-alone basis and there was objective and reliable evidence of fair value of the undelivered service elements.  All other multi-element arrangements were treated as one unit of accounting, since the undelivered element lacked objective and reliable evidence of fair value.  In such instances both the initial professional services and subsequent subscription services were recognized ratably over the term of the license and estimated customer relationship period.  When offered by themselves, professional services are recognized based upon proportional performance as value is delivered to the customer.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
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

The Company records expenses billed to customers in accordance with FASB ASC 605-45, “Revenue Recognition-Principal Agent Considerations” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and certain telecommunication costs. For the three months ended March 31, 2011 and 2010 reimbursed expenses totaled $991 and $473, respectively.

Pursuant to the transition rules contained in ASU 2009-13, the Company elected to early adopt the provisions included in the amendment effective January 1, 2010.

The Company’s arrangements with customers may include provisions of consulting services, grant of software licenses and delivery of data.  For arrangements that contain multiple deliverables, the selling price hierarchy established in ASU 2009-13 is used to determine the selling price of each deliverable. The selling price hierarchy allows for the use of an estimated selling price (“ESP”) to determine the allocation of arrangement consideration to each deliverable in a multiple-element arrangement in the absence of vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”).

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

The Company determines the selling price in multiple-element arrangements using VSOE or TPE if available. VSOE is determined based on the price charged for the same deliverable when sold separately and TPE is established based on the price charged by our competitors or third parties for the same deliverable. If the Company is unable to determine the selling price because VSOE or TPE does not exist, the ESP is used.

The Company determined its ESP for its application services and license fees based on the following:

•
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

•
While the pricing model currently in use captures all critical variables, unforeseen changes due to external market forces may result in the Company revising some of its inputs.  These modifications may result in the consideration allocation in future periods differing from the one presently in use.  Absent a significant change in the pricing inputs or the way in which the industry structures its deals, future changes in the pricing model are not expected to materially affect the Company’s allocation of arrangement consideration

•	The Company determined the ESP for consulting services based on sales of those services sold separately or on consulting rates estimated based on the value of the services being provided.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

    The new revenue guidance contained in ASU 2009-13 modifies the way the Company accounts for certain of its arrangements, by allowing the Company to separate its professional services and corresponding license fees into two separate units of accounting.  These two deliverables represent the primary elements in those arrangements and are recognized upon performance or delivery of each service or product, respectively to the end customer.  Revenue related to professional services is recognized as obligations are fulfilled on a proportional performance basis and typically earned over a three to six month period, while the license fees may be recognized over a two to five year period.  Expenses associated with the delivery of our consulting service are expensed as incurred.  These arrangements usually do not contain cancellation or refund-type provisions and may include termination for convenience clauses following a stated period of time or the failure to meet performance level commitments.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
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

Also, commencing in 2009 as a result of the variable interest entity and its corresponding put option, the Company uses the two-class method of calculating earnings per share as the put feature was issued by the Company and requires adjustments to the carrying value of the noncontrolling interest and the income allocable to common shareholders. Certain common stock equivalents of stock options and restricted stock issued and outstanding other than the options included in the table below were excluded in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010 since their effect was antidilutive.  A summary of the computation is as follows:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Numerator:
Net loss allocable to common shareholders	$(3,167)	$(18)

Denominator:
Weighted average shares used to compute net loss allocable to common shareholders per common share - basic	23,042,809	22,577,266
Effect of dilutive stock options	—	—
Weighted average shares used to compute net loss allocable to common shareholders per common share – dilutive	23,042,809	22,577,266

Basic and diluted net loss per share	$(0.14)	$0.00

Total antidilutive stock options and unvested restricted stock issued and outstanding or granted	951,200	2,297,956

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
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

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The Company adopted ASU 2009-28 in the first quarter of 2011 and the impact of adopting ASU 2010-28 will not be known until evaluations for goodwill impairment are performed at our annual impairment testing date or more frequently if indicators of potential impairment exist.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and noted it had no impact on its disclosures through March 31, 2011.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3. Acquisitions

Quorum International Holdings Limited

On April 2, 2008, the Company acquired all of the outstanding stock of Quorum International Holdings Limited (“Quorum”), a provider of recruitment process outsourcing services based in London, England, for a purchase price of approximately $27,950, in cash, of which $19,753 was paid in April 2008 and $8,197 was paid in July 2008.  The total cost of the acquisition, including legal, accounting, other professional fees and additional consideration of $2,873, was approximately $30,823, including acquired intangibles of $8,633, with estimated useful lives between 3 and 10 years.  In addition, the acquisition agreement contains an earnout provision which provides for the payment of additional consideration by the Company based upon the gross profit of Quorum for the twelve month period ending June 30, 2009 and June 30, 2010.  Formulaically, the earnout is 3.86 times Quorum’s gross profit less the amount of base consideration, as defined in the agreement.  Pursuant to FASB ASC 805, “Business Combinations” for acquisitions prior to January 1, 2009, the Company accrues contingent purchase consideration when the outcome of the contingency is determinable beyond a reasonable doubt.  Based upon the results for the twelve month period through June 30, 2009, it was determined that an earnout payment was due to the former shareholders of Quorum and as such, the additional consideration of $1,167 was accrued for in the financial statements at December 31, 2009.  During the first quarter of 2010 additional consideration of $468 was determined payable.  The total consideration of $1,635 was paid in cash during the first quarter of 2010.  In addition, based upon the results for the twelve month period through June 30, 2010 no earnout payment was determined to be earned.  The Company evaluated the earnout provisions contained in the acquisition agreement at each financial statement reporting date.  In connection with the acquisition, €500 or approximately $687, of the purchase price was deposited into an escrow account and recorded in other long-term assets, to cover any claims for indemnification made by the Company against Quorum under the acquisition agreement.  Although, the escrow agreement expired approximately two years from the acquisition date, the Company is currently evaluating the status of any claims and the amounts to be withheld from the escrow account.  The Company expects that the acquisition of Quorum will broaden its presence in the global recruitment market.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  Quorum’s results of operations were included in the Company’s consolidated financial statements beginning on April 2, 2008.

Centre for High Performance Development (Holdings) Limited

On July 26, 2010, the Company acquired all of the outstanding stock of The Centre for High Performance Development (Holdings) Limited (“CHPD”) which operates as a leadership development and management training company based in London, England for a purchase price of approximately $4,233 in cash.  The total cost of the acquisition, including legal, accounting, and other professional fees of $220, was approximately $4,453, including acquired intangibles of $2,467, with estimated useful lives between 3 and 15 years.  The Company deposited €314, or approximately $445 into escrow to cover any claims for indemnification made by the Company or CHPD. The Company used its cash to acquire all the outstanding stock of CHPD.  The Company expects the acquisition of CHPD will enhance its existing research and content portfolio as well as provide our customers with the ability to more efficiently implement the results of their employee engagement surveys.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  CHPD’s results of operations were included in the Company’s consolidated financial statements beginning on July 26, 2010.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3. Acquisitions (continued)

Salary.com

On October 1, 2010, the Company acquired Salary.com, Inc., (“Salary.com”), a provider of on-demand compensation software that helps businesses and individuals manage pay and performance, for approximately $78,375 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $4,415, was approximately $82,790, including acquired intangibles of $62,700, with estimated useful lives between 3 and 10 years.  The valuation of the identified intangibles was determined based upon estimated discounted incremental future cash flow to be received as a result of these relationships.  As part of the Salary.com transaction the Company was required to repay approximately $2,525 of Salary.com’s debt during the fourth quarter of 2010. During the three month period ended March 31, 2011 and December 31, 2010, the Company paid severance payments totaling $267 and $2,626, respectively, resulting in an ending accrued severance balance of $364 and $631 as of March 31, 2011 and December 31, 2010, respectively.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. The Company believes there is a significant opportunity to expand the adoption of Salary.com’s product line in large global organizations because its compensation analysis software is highly synergistic with our current suite of talent acquisition and retention solutions.  Salary.com’s results of operations were included in the Company’s consolidated financial statements beginning on October 1, 2010.

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

Talentmine

    On January 11, 2011, the Company acquired substantially all of the assets and assumed selected liabilities of Talentmine, LLC (“Talentmine”) a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $4,304, including cash and accrued consideration.  The former shareholder for Talentmine is eligible, during calendar year 2011, to receive an earnout payment not to exceed $2,000 based upon meeting product sales and other targets as defined in the purchase agreement.  The Company evaluated the earnout provision contained in the acquisition agreement at the date of purchase and accrued all of the estimated payments at March 31, 2011 based on their estimated fair value.  Based upon the results for the three months ended March 31, 2011, it was determined that certain benchmarks had been achieved and as such, additional consideration of $1,304 was accrued for in the financial statements at March 31, 2011.  The acquisition of Talentmine will provide the Company with valuable assessment content, intellectual property and key talent. The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  Talentmine’s results of operations were included in the Company’s consolidated financial statements beginning on January 11, 2011.  Due to the nature of the acquisition, the goodwill and related intangible assets from the Talentmine acquisition are being amortized and will be deducted for tax purposes over a fifteen year period.

JRA Technology Ltd.

On February 14, 2011, the Company entered into a share purchase agreement with JRA Technology Ltd. (“JRA”), a leading provider of employee climate/culture and related surveys based in Auckland, New Zealand, for a purchase price of approximately NZD 8,973 or $6,859 in cash with an adjustment for certain working capital accounts as defined in the purchase agreement.  The total cost of the acquisition, including legal, accounting, and other professional fees of $34, was approximately $6,893.  In connection with the acquisition, $675 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against JRA under the acquisition agreement.  The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of JRA.  The acquisition of JRA will enhance the Company’s global position in the survey market by broadening our solution suite and increasing our geographic reach.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  JRA’s results of operations were included in the Company’s consolidated financial statements beginning on February 14, 2011.  Due to the nature of the acquisition, the goodwill will not be amortized for tax purposes, however, and related intangible assets will be amortized and deducted for tax purposes.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Variable Interest Entity

On January 20, 2009, the Company entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China.  In conjunction with the agreement, the Company paid $1,337 as an initial equity contribution and to compensate the former owners of R and J, who transferred their existing business into a new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”).  The initial payment provided the Company with a 46% ownership in the variable interest entity, and a presence in China’s human capital management market.  The former owners of R and J are required to transfer 1% additional ownership interests (in 1% increments up to 49% over a two year period), with consideration to be paid by the Company based upon adjusted EBITDA, as defined in the agreement.  In 2010 and 2009, based upon the preceding year’s operating results for R and J, the Company paid an additional $31 and $206, respectively, for an additional 1% ownership interest, for each year, in the variable interest entity.  At March 31, 2011, the Company had a 48% ownership interest in the variable interest entity.

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

In accordance with ASC 810, “Variable Interest Entities,” the new entity qualified for consolidation as it was determined to be a variable interest entity and the Company as its primary beneficiary.  The determination of the primary beneficiary was based, in part, upon a qualitative assessment which included the Company’s commitment to finance the variable interest entity’s ongoing operations, the level of involvement in the variable interest entity’s operations, the use of the Company’s brand by the variable interest entity, and the lack of equity “at risk” by R and J given its put rights.  The Company’s involvement in the operations of the variable interest entity have remained unchanged since its inception, the Company still has the power to direct its activities.  The variable interest entity is consolidated in the Company’s financial statements because of the Company’s implicit guarantee to provide financing as well as its significant involvement in the day-to-day operations.  The equity interests of R and J not owned by the Company are reported as a noncontrolling interest in the Company’s accompanying consolidated balance sheet.  All inter-company transactions are eliminated.  See Footnote 2 – Summary of Significant Accounting Policies Principles of Consolidation for additional details.

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

Pursuant to ASC 480 “Distinguishing Liabilities from Equity” (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”) due to the put rights included in the agreement, the Company has presented the estimated fair value of R and J’s 52% ownership interest and the calculated value of the put right in the variable interest entity amounting to $4,052 at March 31, 2011 and December 31, 2010, respectively, in noncontrolling interest and classified the amount as temporary equity on the consolidated balance sheet.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Property, Equipment and Software

A summary of property, equipment and capitalized software and related accumulated depreciation and amortization as of March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
Equipment	$22,399	$20,073
Software	44,585	39,849
Office furniture and fixtures	2,695	2,377
Leasehold improvements	3,950	2,834
Land	747	744
Building	8,885	8,639
Software in development	3,982	5,283
Total property, equipment and software	87,243	79,799
Less accumulated depreciation and amortization	43,109	38,583
Total property, equipment and software, net of accumulated depreciation and amortization	$44,134	$41,216

Depreciation and amortization expense is excluded from cost of revenues.  Equipment and office furniture and fixtures included gross assets under capital leases totaling $2,822 and $2,254 at March 31, 2011 and December 31, 2010, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $4,388 and $3,115 for the three months ended March 31, 2011 and 2010, respectively.

Pursuant to FASB ASC 360, “Property, Plant and Equipment,” the Company reviewed its fixed assets and determined that the fair value exceeded the carrying value, and therefore did not record any fixed asset impairment as of March 31, 2011.

6. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,	December 31,
	2011	2010
Accrued professional fees	$485	$667
Straight line rent accrual	1,619	1,317
Other taxes payable	569	1,416
Income taxes payable	2,654	3,383
Other liabilities	2,452	2,981
Contingent consideration (1)	2,000	2,000
Contingent purchase price (2)	1,304	—
Total other accrued liabilities	$11,083	$11,764

(1)	Contingent consideration relates to the Genesys Shareholder Suit (refer to Footnote 9 – Commitment and Contingencies for additional information.)
(2)	Contingent purchase price relates to the Talentmine Earnout provision (refer to Footnote 3 – Acquisitions for additional information.)

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

7. Line of Credit

     On August 31, 2010, the Company entered into a secured credit agreement with PNC Bank, N.A., as administrative agent, in connection with its acquisition of Salary.com, as discussed in Footnote 3 – Acquisitions to the Notes of the Consolidated Financial Statements.  The secured credit agreement included a maximum amount available under the credit facility of $25,000 including a sublimit of up to $2,000 for letters of credit and swing loans. Borrowings under the new credit facility were secured by substantially all of the Company’s assets and the assets of its subsidiaries. As of September 30, 2010 the Company borrowed $25,000 under the secured credit agreement in connection with the acquisition of Salary.com.

     On, October 20, 2010, the Company terminated and paid all outstanding amounts under its secured credit agreement, dated August 31, 2010, and entered into a senior secured credit agreement (the “amended credit agreement”) with PNC Bank.  The maximum amount available under the amended credit agreement is $60,000, comprised of a $35,000 revolving facility, including a sublimit of up to $5,000 for letters of credit and a sublimit of up to $2,500 for swing loans (the “Revolving Facility”), and a $25,000 term facility (the “Term Facility”). The Company may request to increase the maximum amount available under the Revolving Facility to $50,000.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. The Company and each of its U.S. subsidiaries are guarantors of the obligations under the amended credit agreement. Borrowings under the amended credit agreement are secured by substantially all of the Company’s assets (including a pledge of the capital stock of our subsidiaries (but limited to only 65% of the voting stock of first-tier foreign subsidiaries)).  For the year ended December 31, 2010, the Company recorded $611 in deferred financing costs in connection with its credit agreements.  As of March 31, 2011, the Company had borrowing of $36,750 under the amended credit agreement in connection with its acquisitions and working capital requirements.  In January 2011, the Company made payments of approximately $25,750 under the amended credit agreement.

     The Company’s borrowings under the Revolving Facility and Term Facility bear interest at either (i) the adjusted London Interbank Offered Rate for U.S. Dollar deposits, or LIBOR Rate, plus the applicable margin or (ii) the Base Rate—the greater of the Agent’s prime rate, the Federal Funds Open Rate plus ½ of 1.0%, and the LIBOR rate plus 100 basis points - plus the applicable margin. The applicable margin, ranging from 275 to 325 basis points for LIBOR Rate loans and from 175 to 225 basis points for Base Rate loans, depends on the fixed coverage ratio of Kenexa and its consolidated subsidiaries.

     As of December 31, 2010, the Company had borrowings of $34,500 and $25,000 under the Revolver and Term facility both with an average interest rate of 3.54%, and issued an irrevocable standby letter of credit for $500 in connection with an office lease in Waltham, Massachusetts.  As of March 31, 2011, the Company reduced its borrowings in the aggregate to $36,750 with an average interest rate of 3.56%.

     Borrowings under the amended credit agreement are cross-collateralized by a first priority perfected lien on the Company’s assets including, but not limited to, receivables, inventory, equipment, furniture, general intangibles, fixtures, real property and improvements.  The amended credit agreement contains various terms and covenants that provide for restrictions on payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with its financial covenants at March 31, 2011.

     In March 2011 and October 2010 in connection with the issuance of the $25,000 and $10,000 Term and Revolver Facility, the Company entered into three interest rate swaps agreements with a current notional amount totaling $32,500 under which it pays a weighted fixed rate of 1.15%. These swaps are set to expire in October 2013.  The Company entered into these swaps as it believes interest rates will increase from their current rates, thus allowing it to reduce its overall interest expense related to the term debt.

     The Company has not designated any of its interest rate swaps as a hedge. The Company records interest rate swap on its balance sheet at fair market value with the changes in fair value recorded as gain on interest rate swap, net, in its Consolidated Statement of Operations. During the year ended December 31, 2010, the Company recorded a gain of $16 for the change in the fair value of its interest rate swap.  During the three months ended March 31, 2011, the Company recorded a loss of $13 for a change in the fair value of its interest rate swap.  See Footnote 2 - Summary of Significant Accounting Policies - Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate swap.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

8.  Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate.  The 2011 effective tax rate is lower than the 35% statutory U.S. Federal rate primarily due to favorable tax rates associated with certain foreign earnings generated in lower-tax jurisdictions.

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

During the three months ended March 31, 2011, the valuation allowance increased from $12,143 at December 31, 2010 by approximately $317 to $12,460 as management continues to believe based on the weight of available evidence; it is more likely than not that some of the deferred tax asset will not be realized.

9.  Commitments and Contingencies

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

9. Commitments and Contingencies (continued)

Litigation (continued)

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10.  Equity

Rollforward of Shares

The Company’s common shares issued for the three months ended March 31, 2011 and the year ended December 31, 2010 are as follows:

Common Shares
Class A
December 31, 2009 ending balance	22,561,883
Stock option exercises	291,349
Restricted stock	13,758
Employee Stock Purchase Plan	33,263
December 31, 2010 ending balance	22,900,253
Stock option exercises	480,475
Restricted stock	21,250
Employee Stock Purchase Plan	4,918
March 31, 2011 ending balance	23,406,896

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Authorized but not issued shares

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock, of which 1,125,651 shares were repurchased at an aggregate cost of $20,429 as of December 31, 2008.  These shares were restored to original status prior to December 31, 2008 and accordingly are presented as authorized but not issued.  The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.  As of December 31, 2008 the amount of shares available for repurchase under the stock repurchase plan was 1,874,349.  From December 31, 2010 to March 31, 2011 no repurchases were made under the stock repurchase plan.

11. Stock Plans

Equity Incentive Plan

The Company’s 2005 Equity Incentive Plan (the “2005 Option Plan”), which was adopted by the Company’s Board of Directors (the “Board”) in March 2005 and was approved by the Company’s shareholders in June 2005, provides for the granting of stock options and restricted stock to employees and directors at the discretion of the Board or a committee of the Board.  The 2005 Option Plan replaced the Company’s 2000 Stock Option Plan (the “2000 Option Plan”).  The purpose of stock options is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company.  Stock options granted under the 2005 Option Plan expires between the fifth and tenth anniversary of the date of grant and may vest on the third anniversary of the date of grant or may vest twenty-five percent per year for four years.  Unexercised stock options may expire up to 90 days after an employee's termination for options granted under the 2000 and 2005 Option Plans.  As of March 31, 2011, there were options to purchase 53,210 shares of common stock outstanding under the 2000 Option Plan.

As of March 31, 2011, there were 3,137,207 options to purchase shares of common stock and 145,108 shares of restricted stock outstanding under the 2000 and 2005 Option Plans.  The Company is authorized to issue up to an aggregate of 4,842,910 shares of its common stock pursuant to stock options granted under the 2005 Option Plan.  As of March 31, 2011, a total of 117,691 shares of common stock were available for issuance under the 2005 Option Plan.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Stock Plans (continued)

Share-based Compensation Expense

The Company accounts for its share-based arrangements in accordance with FASB ASC 718, “Compensation-Stock Compensation.”  The compensation expense for share-based awards with a service condition that cliff vest, is recognized on a straight-line basis over the award’s requisite service period based on its fair value on the date of grant.  For those awards with a service condition that have graded vesting, compensation expense is calculated using the graded-vesting attribution method.  This method entails recognizing compensation expense on a straight-line basis over the requisite service period for each separately vesting portion as if the grant consisted of multiple awards, each with the same service inception date but different requisite service periods.  This method accelerates the recognition of compensation expense.  In accordance with FASB ASC 718, the pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method.  Excess tax benefits, associated with the expense recognized for financial reporting purposes, are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows and are recognized upon the exercise of stock options and determination of tax deductibility.  For the three months ended March 31, 2011, the Company had an unrecognized tax benefit of $603.

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

The Company records share-based compensation expense in the following categories included in the accompanying consolidated statement of operations:

	Three months ended March 31,
	2011	2010
Cost of revenues	$46	$84
Sales and marketing	153	290
General and administrative	837	820
Research and development	91	97
Total share-based compensation expense	$1,127	$1,291

As of March 31, 2011, there was $9,546 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2005 Option Plan.  That cost is expected to be recognized over a weighted-average period of 1.59 years.

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model.  The fair value of each grant was estimated using the Black-Scholes valuation model.  Expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options.  The estimated forfeiture rate was based upon an analysis of historical data.  The risk-free rate was based on U.S. Treasury zero coupon bond yields for periods commensurate with the expected term at the time of grant.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Stock Plans (continued)

The following table provides the assumptions used in determining the fair value of the market and service based awards for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

	Quarter ended March 31, 2011	Year ended December 31,2010
	Service based awards	Service based awards
Expected volatility	62.85%	61.20-65.91%
Expected term (in years)	6.25	3.00-6.25
Expected dividends	—	—
Risk-free rate	2.88%	0.98-3.27%

A summary of the status of the Company’s stock options as of March 31, 2011 and December 31, 2010 and changes during the period then ended is as follows:

	Options & Restricted Stock Outstanding			Options Exercisable
	Shares available for Grant	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2009	1,031,506	3,173,907	$14.63	696,407	$17.68
Granted – options	(549,322)	549,322	11.26	—	—
Granted – restricted stock	(111,558)	111,558	—	—	—
Exercised options	—	(303,682)	13.68	—	—
Forfeited or expired	105,015	(105,015)	17.33	—	—
Balance at December 31, 2010	475,641	3,426,090	$13.61	1,581,585	$19.88
Granted – options	(365,700)	365,700	25.00	—	—
Granted – restricted stock	(54,800)	54,800	—	—	—
Exercised options	—	(501,725)	10.92	—	—
Forfeited or expired	62,550	(62,550)	10.07	—	—
Balance at March 31, 2011	117,691	3,282,315	$15.13	1,417,510	$20.61

The total intrinsic value of options and restricted stock outstanding, exercised and exercisable as of and for the three months ended March 31, 2011 was $44,416, $7,145 and $13,426, respectively.  The weighted average fair value for options and restricted stock granted during the three months ended March 31, 2011 and the year ended December 31, 2010 was $16.44 and $7.16, respectively.  The weighted-average remaining contractual term of options and restricted stock outstanding and exercisable at March 31, 2011 was 5.94 and 3.16, respectively.

Between January 1, 2011 and March 31, 2011, the Company granted to certain employees and officers options to purchase an aggregate of 365,700 shares of the Company's common stock at prevailing market price of $25.00 per share, which will vest 25% on each anniversary date of the grant through 2015.  The Company also granted to certain employees and officers restricted stock units in aggregate of 54,800 shares, which will vest 25% per year.  The grant date fair value of the restricted stock was $25.00 per share.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Stock Plans (continued)

A summary of the status of the Company’s unvested share options and restricted stock for the periods ended March 31, 2011 and December 31, 2010 is presented below:

Unvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Unvested at December 31, 2009	2,477,500	$6.34
Granted - options	549,322	6.62
Grants- restricted stock	111,558	9.77
Vested	(1,223,500)	9.16
Forfeited or expired	(70,375)	5.77
Unvested at December 31, 2010	1,844,505	$4.78
Granted - options	365,700	15.16
Grants- restricted stock	54,800	25.00
Vested	(347,450)	5.88
Forfeited or expired	(52,750)	3.99
Unvested at March 31, 2011	1,864,805	$7.36

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the Nasdaq Global Select Market, LLC on the offering date.  We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with FASB ASC 718 and requires no compensation expense to be recognized.  As of March 31, 2011, there were 382,314 shares available for issuance pursuant to our 2006 Employee Stock Purchase Plan.  Shares of our common stock purchased under the employee stock purchase plan were 4,918 and 33,263 for the periods ended March 31, 2011 and December 31, 2010, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31, 2011		For the three months ended March 31, 2010
Country	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue
United States	$44,550	74.3%	$30,818	77.7%
United Kingdom	5,161	8.6%	2,634	6.6%
Other European Countries	2,806	4.7%	1,720	4.4%
Germany	1,334	2.2%	1,077	2.7%
China	1,420	2.4%	907	2.3%
The Netherlands	474	0.8%	337	0.8%
Canada	1,595	2.6%	635	1.6%
Other	2,638	4.4%	1,536	3.9%
Total	$59,978	100.0%	$39,664	100.0%

The following table summarizes the distribution of assets by geographic region.

	March 31, 2011		December 31, 2010
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$238,733	81.3%	$256,818	83.0%
United Kingdom	19,077	6.5%	20,964	6.8%
India	11,252	3.8%	10,956	3.6%
Germany	4,544	1.6%	4,661	1.5%
China	4,925	1.7%	5,606	1.8%
Ireland	5,082	1.7%	3,257	1.1%
Canada	969	0.3%	966	0.3%
Other	9,155	3.1%	5,951	1.9%
Total	$293,737	100.0%	$309,179	100.0%

13. Related Party

One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the three months ended March 31, 2011 and 2010, the Company paid Pepper Hamilton LLP net of insurance coverage $203 and $258, respectively, for general legal matters.  The payments to Pepper Hamilton LLP for the three months ended March 31, 2011 and 2010 is from our class action shareholders litigation, acquisitions, and credit facility.  The amount payable to Pepper Hamilton as of March 31, 2011 and December 31, 2010 was $53 and $177, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices.  We complement our software applications with tailored combinations of outsourcing services, proprietary content and consulting services based on our 23 years of experience assisting customers in addressing their Human Resource (HR) requirements. Together, our software applications, content and services form complete solutions that our customers find more effective than the point technology or service solutions available from alternative vendors. We believe that these solutions enable our customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

We derive revenue primarily from two sources, subscription fees for our solutions and fees for discrete professional services.  During the three months ended March 31, 2011 and 2010, subscription revenue comprised approximately 77.0% and 83.8%, respectively, of our total revenue.  Our customers typically purchase multi-year subscriptions and during the three months ended March 31, 2011 and year ended December 31, 2010, renewed approximately 83% and 88%, respectively, of the aggregate value of subscription contracts subject to renewal.  In addition, we recognize subscription revenue ratably over the term of the underlying contract.  These aspects of our business model provide us with recurring revenue streams and revenue visibility.

    We market our solutions primarily to organizations with more than 2,000 employees. As of December 31, 2010, we had a global customer base of approximately 6,800 companies across a number of industries, including financial services and banking, manufacturing, government, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including approximately 255 companies on the Fortune 500 list published in May 2010.  Our customer base includes companies that we billed for services during the year ended December 31, 2010 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $29.5 million, or 49.3%, of our total revenue for the three months ended March 31, 2011.

2. Recent Events

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

On, October 20, 2010, we entered into an amended credit agreement with PNC Bank.  The maximum amount available under the amended credit agreement is $60.0 million, comprised of a $35.0 million revolving facility, including a sublimit of up to $5.0 million for letters of credit and a sublimit of up to $2.5 million for swing loans (the “Revolving Facility”), and a $25.0 million term facility (the “Term Facility”). We may request to increase the maximum amount available under the Revolving Facility to $50.0 million.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013.  As of March 31, 2011, we had borrowings of $36.8 million under the amended credit agreement in connection with acquisitions and working capital requirements.

On January 11, 2011, we acquired substantially all of the assets and assumed selected liabilities of Talentmine, LLC, (“Talentmine”) a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $3.0 million in cash.  We believe the acquisition of Talentmine will provide us with valuable assessment content, intellectual property and key talent.

On February 14, 2011, we entered into a share purchase agreement with JRA Technology Ltd. (“JRA”), a leading provider of employee climate/culture and related surveys based in Auckland, New Zealand, for a purchase price of approximately 9.0 million NZD or $6.9 million in cash with an adjustment for certain working capital accounts as defined in the purchase agreement.  We believe the acquisition of JRA will provide us with valuable retention content by broadening our solution suite and increasing our geographic reach in the middle market.

3. Sources of Revenue

We derive revenue primarily from two sources: subscription revenue and other revenue.

Subscription revenue

Subscription revenue for our solutions is comprised of subscription fees from customers accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from customers purchasing additional support that is not included in the basic subscription fee.  Our customers primarily purchase renewable subscriptions for our solutions. The typical subscription term is one to three years, with some terms extending up to five years. We generally price our solutions based on the number of software applications and services included and the number of customer employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.  Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice.

Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met.  As of March 31, 2011, deferred revenue increased by $6.1 million or 8.1% to $82.2 million from $76.1 million at December 31, 2010.  The increase in deferred revenue is a result of the increase in sales of our multiple elements or bundled arrangements.

The majority of our subscription agreements are not cancelable for convenience, but our customers have the right to terminate their contracts for cause if we fail to provide the agreed upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled.

Our customers renewed approximately 81% and 85% of their contracts for the three months ended March 31, 2011 and 2010, respectively which represented 83% and 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal for each of those years.  We expect the overall renewal rate to continue to improve to the 90% range that we typically operated in during the pre-recessionary time period.

Other revenue

We derive other revenue from the sale of discrete professional services and translation services, as well as from reimbursements for out-of-pocket expenses.  The majority of our other revenue is derived from discrete professional services, which primarily consist of consulting and training services and success fees. This revenue is recognized differently depending on the type of service provided, as described in greater detail below under “Critical Accounting Policies and Estimates.”

Revenue by geographic region

For the three months ended March 31, 2011, approximately 74.3% of our total revenue was derived from sales in the United States. Foreign revenue that we generated from customers in the United Kingdom, Germany, China and Canada represented approximately 8.6%, 2.2%, 2.4% and 2.6% of our total revenue, respectively.  Revenue for other countries amounted to an aggregate of 9.9% of our total revenue. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the three months ended March 31, 2011.  For the three months ended March 31, 2011, the percentage of revenue derived from sales in the United States decreased slightly from the prior year due our emphasis on global expansion and more recently our acquisitions of CHPD and JRA.

Cost of Revenue and Operating Expenses

Cost of revenue

    Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our customers. Additionally, our application hosting costs, amortization of third-party license royalty costs, overhead allocated based on headcount and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our customer base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.  As our revenues increase, we expect our cost of revenue to increase proportionately, subject to pricing pressure related to economic conditions and influenced by the mix of services and software. To the extent new customers are added, we expect that the cost of services, as a percentage of revenue, will be greater than those services associated with existing customers.

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

General and Administrative

     General and administrative expenses primarily consist of personnel and related costs for our executive, finance and accounting, human resources and administrative personnel, professional fees, expenses related to acquisitions and other corporate expenses.

Research and Development

     Research and development expenses primarily consist of personnel and related costs, including salaries, and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel and third-party consultants.  Our research and development efforts have been devoted primarily to the preliminary stages of project development and maintenance and training costs of our existing products.

     In May 2010, we launched a major upgrade to our product line.  Our 2x platform™ includes applications such as Kenexa 2x Recruit™, Kenexa 2x BrassRing®, Kenexa 2x Onboard™ and our first-to-market Kenexa 2x Mobile™ solution.  Future modules on the 2x platform include Kenexa 2x Perform™, Kenexa 2x Assess™, Kenexa 2x Analytics™ and Kenexa 2x Survey™.  We believe that Kenexa 2x enables customers to improve productivity, increase cost savings, ensure compliance with corporate and legal mandates, and raise employee engagement.

Depreciation and Amortization

    Depreciation and amortization primarily consist of depreciation and amortization costs related to our capitalized equipment, software, furniture and fixtures, leasehold improvements, building, and intangibles from acquisitions.

4. Key Performance Indicators

The following tables summarize the key performance indicators that we consider to be material in managing our business.  The table below is stated in thousands (other than percentages):

	For the year ended December 31,	For the three months ended March 31,
	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)
Non-GAAP income from operations	$17,647	$4,974	$2,274
Total non-GAAP Revenue	$199,418	$62,964	$39,664
Non-GAAP Subscription revenue as a percentage of total revenue	79.1%	78.1%	83.8%
Net non-GAAP cash provided by operating activities	$35,015	$1,124	$8,806

	As of December 31,	As of March 31,
	2010	2011	2010
Total deferred revenue	$76,052	$82,208	$54,504

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

We do not consider these non-GAAP measures in isolation or as an alternative to measures determined in accordance with GAAP. The principal limitation of such non-GAAP financial measures is that they exclude significant expenses that are required to be recorded under GAAP.  In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which charges are excluded from the non-GAAP financial measures.

In order to compensate for these limitations, we present our non-GAAP financial measures in connection with our GAAP results.  We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

Non-GAAP cash from operations.  Non-GAAP cash from operations consists of GAAP cash flows from operations adjusted for non-recurring payments of liabilities associated with our acquisitions and payments of acquisition related fees.  These exclusions are made to GAAP cash from operations to facilitate a consistent and more meaningful comparison to the prior year, since acquisition and related costs incurred in the three months ended March 31, 2011 did not impact the cash flows we achieved in the corresponding prior year period.

	For the year ended December 31,	For the three months ended March 31,
	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)
Cash from operations	$25,894	$601	$8,806
Non-recurring payments associated with acquisition	4,534	523	—
Acquisition related fees	4,587	—	—
Non-GAAP cash from operations	$35,015	$1,124	$8,806

Non-GAAP revenue.  Non-GAAP revenue consists of GAAP revenue, adjusted to reverse the effect of the write down of deferred revenue associated with purchase accounting for the Salary.com acquisition.  This effect is added back to Non-GAAP revenue because we believe its inclusion provides a more accurate depiction of total revenue arising from the Salary.com acquisition.

	For the year ended December 31,	For the three months ended March 31
	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)
Revenue
Subscription revenue	$154,689	$46,203	$33,252
Add: Deferred revenue associated with acquisition	3,065	2,986	—
Non-GAAP subscription revenue	157,754	49,189	33,252
Other	41,664	13,775	6,412
Non-GAAP revenue	$199,418	$62,964	$39,664
Cost of revenues	68,433	23,345	13,811
Add: share-based compensation expense	238	46	84
Add: acquisition-related fees	151	—	—
Non-GAAP gross profit	$131,374	$39,665	$25,937
Non-GAAP gross profit as percent of non-GAAP revenue	65.9%	63.0%	65.4%

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

Non-GAAP income from operations.  Non-GAAP income from operations is derived from GAAP income (loss) from operations adjusted for noncash or nonrecurring expenses.  We believe that measuring our operations, using non-GAAP income from operations provides more useful information to management and investors regarding certain financial and business trends relating to our financial condition and ongoing results.  We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

	For the year ended December 31,	For the three months ended March 31
	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)
(Loss) income from operations	$(300)	$(2,753)	$62
Share-based compensation expense	4,542	1,127	1,291
Amortization of acquired intangibles	5,753	3,531	921
Acquisition-related fees	4,587	83	—
Deferred revenue associated with acquisition	3,065	2,986	—
Non-GAAP income from operations	$17,647	$4,974	$2,274

The Company’s non-GAAP financial measures as set forth in the table above exclude the following:

Share-based compensation.  Share-based compensation expense consists of expenses for stock options and stock awards recorded in accordance with ASC 718.  Share-based compensation expense is excluded in our non-GAAP financial measures because it is difficult to forecast. This is due in part to the magnitude of the charges, which depends upon the volume and timing of stock option grants that are unpredictable and can vary dramatically from period to period, and external factors such as interest rates and the trading price and volatility of our common stock.

Amortization of intangibles associated with acquisitions.  In accordance with GAAP, operating expense includes amortization of acquired intangible assets which are amortized over the estimated useful lives of such assets.  Amortization of acquired intangible assets is excluded from our non-GAAP financial measures because we believe that such exclusion facilitates comparisons to our historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

                Acquisition-related fees.  In accordance with ASC 805, Business Combinations, acquisition-related fees including advisory, legal, accounting and other professional fees are reported as expense in the periods in which the costs are incurred and the services are received.  Acquisition-related fees include legal, travel, and other fees not expected to recur from our acquisitions.  Acquisition-related fees are excluded in the non-GAAP financial measures because we believe that such exclusion facilitates comparisons to our historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

Deferred revenue associated with acquisition.  Deferred revenue consists of the impact of the write down of the deferred revenue associated with purchase accounting for the Salary.com acquisition.  This effect is added back since we believe its inclusion provides a more accurate depiction of total revenue arising from the Salary.com acquisition.

Deferred revenue.  We generate revenue primarily from multi-year subscriptions for our on-demand talent acquisition and employee performance management solutions and our compensation module. We recognize revenue from these subscription agreements ratably over the hosting period, which is typically one to three years. We generally invoice our customers in annual, quarterly or monthly installments in advance. Deferred revenue, which is included in our consolidated balance sheets, is the amount of invoiced subscriptions in excess of the amount recognized as revenue. Deferred revenue represents, in part, the amount that we will record as revenue in our consolidated statements of operations in future periods. As the subscription component of our revenue has grown and our customers are more willing to pay us in advance for their subscriptions has increased, the amount of deferred revenue on our balance sheet has grown.  It is possible that this trend may vary as business conditions change.

    The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the year ended December 31,	For the three months ended March 31,
	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$49,964	$76,052	$49,964
Total invoiced subscriptions during the period	166,468	52,359	37,792
Deferred revenue from acquisition	14,309	—	—
Subscription revenue recognized during the period	(154,689)	(46,203)	(33,252)
Total deferred revenue at end of period	$76,052	$82,208	$54,504

5.  Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

    The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statement of operations.

Kenexa Corporation Consolidated Statements of Operations
(Unaudited; in thousands)

	For the three months ended March 31,
	2011		2010
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues:
Subscription revenue	$46,203	77.0%	$33,252	83.8%
Other revenue	13,775	23.0%	6,412	16.2%
Total revenues	59,978	100.0%	39,664	100.0%
Cost of revenues	23,345	38.9%	13,811	34.8%
Gross profit	36,633	61.1%	25,853	65.2%

Operating expenses:
Sales and marketing	14,275	23.8%	9,640	24.3%
General and administrative	12,748	21.3%	9,831	24.8%
Research and development	4,445	7.4%	2,284	5.8%
Depreciation and amortization	7,918	13.2%	4,036	10.2%
Total operating expenses	39,386	65.7%	25,791	65.1%

(Loss) income from operations	(2,753)	(4.6)%	62	0.1%
Interest (expense) income, net	(440)	(0.7)%	146	0.4%
Loss on change in fair market value of ARS and put option, net	—	—%	(31)	(0.1)%
(Loss) income before income tax	(3,193)	(5.3)%	177	0.4%
Income tax benefit (expense)	26	0.0%	(133)	(0.3)%
Net (loss) income	$(3,167)	(5.3)%	$44	0.1%
Income allocated to noncontrolling interests	—	—%	(62)	(0.2)%
Net loss allocable to common shareholders	$(3,167)	(5.3)%	$(18)	(0.1)%

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenues

	For the three months ended March 31,
	2011	2010	Change	Percent
Revenues:
Subscription	$46,203	$33,252	$12,951	38.9%
Other	13,775	6,412	7,363	114.8%
Total revenues	$59,978	$39,664	$20,314	51.2%

    The increase in total revenue is primarily related to the inclusion of Salary.com and CHPD’s results which contributed $7.1 million and $2.5 million, respectively, to the increase compared to the same period in 2010.  In addition, increased recruitment process outsourcing or “RPO” activity and other subscription services across our various product lines increased $4.6 million and $6.1 million, respectively, compared to the prior year.  Based upon the current market conditions, we expect our subscription-based and other revenues to continue to increase in 2011 and into 2012 over the prior year due to the improved business environment, renewals of existing customers, sales to new customers and new sales of our 2x platform™.

Cost of Revenues

	For the three months ended March 31,
	2011	2010	Change	Percent

Cost of revenues	$23,345	$13,811	$9,534	69.0%

Summary of changes in Cost of Revenues

Change from 2010 to 2011
March 31,

Employee-related	$6,676
Third-party fees	2,340
Reimbursed expenses	518
$9,534

The increase in employee-related expense was due in part to an increase in headcount in our RPO division to support new and expanded RPO customers and increased headcount from our acquisitions of CHPD and Salary.com.  The increase in third-party fees was due to an increase in non-billable travel and other expenses, hosting fees, job postings and outside consultants to support our leadership offering.

Operating expenses

	For the three months ended March 31,
	2011	2010	Change	Percent

Sales and marketing	$14,275	$9,640	$4,635	48.1%
General and administrative	12,748	9,831	2,917	29.7%
Research and development	4,445	2,284	2,161	94.6%
Depreciation and amortization	7,918	4,036	3,882	96.2%
	$39,386	$25,791	$13,595	52.7%

Summary of changes in Sales and Marketing

Change from 2010 to 2011
March 31,

Employee-related	$3,689
Marketing	750
Share-based compensation	(136)
Various other expenses	332
$4,635

The increase in employee-related expenses resulted from an increase in staff and additional personnel from our acquisitions of CHPD, Salary.com and JRA and incentive compensation due to increased sales and bonuses.  Marketing expense increased due to continued emphasis on our brand and marketing campaigns.  Share-based compensation decreased due to decreased grants and the full amortization for prior year’s awards.  We expect sales and marketing expense to increase in terms of absolute dollars for the remainder of the year due to increased staff expenses and continued investment in our marketing programs.

Summary of changes in General and Administrative

Change from 2010 to 2011
March 31,

Employee-related	$1,053
Rent and utility	1,114
Repairs and maintenance	207
Software and licenses	219
Various other expenses	324
$2,917

The increase in employee-related expenses, rent and utility expenses and repairs and maintenance was primarily due to our recent acquisitions.  The increase in software and licenses is related to additional maintenance support and licenses needed to support our increased headcount.  We expect general and administrative expense to increase in terms of absolute dollars over the prior year due to our acquisitions of CHPD, Salary.com and JRA.

Research and Development

Change from 2010 to 2011
March 31,

Employee-related	$1,884
Various other expenses	277
$2,161

The increase in employee-related expenses was primarily due to increased headcount to enhance and upgrade our existing products.  As we continue to execute on our strategies, including continuing to roll out our 2x platform™ and develop feature enhancements, we believe that research and development expenses will increase in 2011, in absolute terms over the prior year.

Depreciation and Amortization

Change from 2010 to 2011
March 31,

Depreciation expense	$1,272
Amortization expense	2,610
$3,882

The increase in depreciation expense was associated with an increase in our capitalized software and equipment purchases.  The increase in capitalized software development costs is directly attributable to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software.”  As we continue to execute on our strategies including our 2x platform™ and continuing to develop feature enhancements, we believe that depreciation and amortization expenses will increase in absolute terms in 2011 over the prior year as we place our software development costs into service and due to recent capital purchases.  The increase in amortization expense was associated with the acquired intangibles from our acquisitions of CHPD, Salary.com, Talentmine and JRA.

Income Tax Expense

	For the three months ended March 31,
	2011	2010	Change	Percent

Income tax benefit (expense)	$26	$(133)	$159	119.5%

Income tax expense decreased primarily due a decrease in income before tax compared to the prior year. Our tax provision for interim periods is determined using an estimate of its annual effective tax rate.  The 2011 effective tax rate is lower than the 35% statutory U.S. Federal rate primarily due to favorable tax rates associated with certain foreign earnings generated in lower-tax jurisdictions.

6. Liquidity and Capital Resources

    As of March 31, 2011, we had cash and cash equivalents of $19.7 million.  In addition, we had borrowings of $36.8 million from our credit and term loans in connection with our acquisitions and to meet our working capital requirements and $0.7 million in capital equipment leases.  We believe that our cash and cash equivalents and our projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.  Cash held in foreign denominated currencies was $9.1 million or 46.2% of our total cash balance as of March 31, 2011.  A ten percent change in the exchange rate of the underlying currencies would have changed our cash balances by approximately $0.9 million.

    We calculate our quarterly day’s sales outstanding (“DSO”) as ending net accounts receivable divided by quarterly net revenues multiplied by 90.  For the three month period ended March 31, 2011 and 2010, our DSO was 76 and 59, respectively.   The increase in our DSO for the three months ended March 31, 2011 was attributable to the ongoing integration of our acquisitions.

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

    On, October 20, 2010, we entered into an amended credit agreement with PNC Bank.  The maximum amount available under the amended credit agreement is $60.0 million, comprised of a $35.0 million revolving facility, including a sublimit of up to $5.0 million for letters of credit and a sublimit of up to $2.5 million for swing loans (the “Revolving Facility”), and a $25.0 million term facility (the “Term Facility”). We may request to increase the maximum amount available under the Revolving Facility to $50.0 million.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013.  As of March 31, 2011, we had borrowings of $36.8 million under the amended credit agreement in connection with our acquisitions and working capital requirements.

    On January 11, 2011, we acquired substantially all of the assets and assumed selected liabilities of Talentmine, LLC, (“Talentmine”) a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $3.0 million in cash.

    On February 14, 2011, we entered into a share purchase agreement with JRA Technology Ltd. (“JRA”), a leading provider of employee climate/culture and related surveys based in Auckland, New Zealand, for a purchase price of approximately 9.0 million NZD or $6.9 million in cash with an adjustment for certain working capital accounts as defined in the purchase agreement.

Summary of changes in cash and cash equivalents by activity

	For the three months ended March 31,
	2011	2010	Change	Percent

Cash provided from operations	$601	$8,806	$(8,205)	(93.2)%
Cash used in investing activities	(16,275)	359	(16,634)	(4,633.4)%
Cash provided by and (used in) financing activities	(17,532)	135	(17,667)	(13,086.7)%

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

	For the three months ended March 31,
	2011	2010
Net loss	$(3,167)	$44
Changes in working capital	(4,659)	(2,749)
Accounts receivable	(6,339)	1,362
Non-cash charges to net income	8,219	4,060
Deferred revenue	5,690	4,655
Share-based compensation expense	1,127	1,291
Deferred tax	(270)	143
	$601	$8,806

Investing Activities

    Net cash used in investing activities was $16.3 million for the three months ended March 31, 2011 compared to net cash provided by investing activities of less than $0.4 million for the three months ended March 31, 2010.  The increase resulted from $6.7 million and $3.0 million cash payments to complete the acquisitions of JRA and Talentmine, respectively.  Additionally, increased purchases in capital expenditures and software development costs of $6.6 million contributed to the increase.

Financing Activities

    Net cash used in financing activities was $17.5 million for the three months ended March 31, 2011 compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2010.  Net cash used in financing activities was primarily attributable to net repayments to our term and revolver loans of $22.7 million, and repayments of notes payable and capital leases totaling $0.4 million, offset by proceeds from common stock issued from our employee stock purchase plan and stock option exercises totaling $5.6 million.

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

    In accordance with FASB ASC 605-45, “Principal Agent Considerations,” we record reimbursements received for out-of-pocket expenses as revenue and not netted with the applicable costs.  These items primarily include travel, meals and certain telecommunication costs.  Reimbursed expenses for the three months ended March 31, 2011 and 2010, totaled $1.0 million and $0.5 million, respectively.

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

Goodwill and Other Identified Intangible Asset Impairment

In accordance with the provisions of FASB ASC 350, “Intangibles-Goodwill and Other”, we evaluate our goodwill for impairment annually or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit, based upon management's estimate of the future discounted cash flows to be generated by the business using level three inputs and comparable company multiples, to the carrying values. These cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. We determined that the carrying values of our reporting units did not exceed the fair values and as a result we believe that no impairment of goodwill existed at March 31, 2011.

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

    Our determination of the level of valuation allowance at March 31, 2011 is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions.  Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the three months ended March 31, 2011, approximately 74.3% of our total revenue was comprised of sales to customers in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% increase in the value of the U.S. dollar during 2011, relative to each currency in which our non-U.S. generated sales are denominated would have resulted in reduced annual revenues of approximately 3.0% for the three months ended March 31, 2011.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were an increase of $1.0 million and a decrease of $0.6 million during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively, and are included in other comprehensive income (loss). The foreign currency translation adjustment is not adjusted for income taxes because it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have had a significant effect on our interest income for the three months ended March 31, 2011.

Our variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. To limit the variability of a portion of its interest payments, we entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

Item 4. Controls and Procedures

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

No changes in our internal control over financing reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially, affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 which could materially affect our business, financial condition or future results of operations.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.  There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

May 6, 2011
Kenexa Corporation

 /s/ Nooruddin S. Karsan
 ----------------------------
    Nooruddin S. Karsan
    Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Donald F. Volk
    -----------------
    Donald F. Volk
    Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number and Description

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002