Form 10-Q
period 2011-06-30
KENEXA CORP
filed 2011-08-09
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐                                           Accelerated filer ☒                                           Non-accelerated Filer ☐                                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

On August 3, 2011, 27,046,111 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

,

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended June 30, 2011

PART 1 FINANCIAL INFORMATION
Item 1:  Financial Statements
Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2011	December 31, 2010
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$70,414	$52,455
Short-term investments	14,872	—
Accounts receivable, net of allowance for doubtful accounts of $3,435 and $2,545	46,904	45,584
Unbilled receivables	4,731	2,782
Income tax receivable	2,390	2,406
Deferred income taxes	6,838	5,583
Prepaid expenses and other current assets	10,789	8,782
Total Current Assets	156,938	117,592

Long-term investments	42,232	—
Property and equipment, net	21,197	19,757
Software, net	23,922	21,459
Goodwill	39,847	34,692
Intangible assets, net	67,963	68,238
Deferred income taxes, non-current	34,517	35,825
Deferred financing costs, net	460	566
Other long-term assets	9,561	11,050
Total assets	$396,637	$309,179

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$9,904	$7,921
Notes payable, current	20	92
Term loan, current portion	5,000	5,000
Commissions payable	2,908	3,169
Accrued compensation and benefits	9,693	9,491
Other accrued liabilities	13,017	11,764
Deferred revenue	72,546	65,489
Capital lease obligations	392	271
Total current liabilities	113,480	103,197

Revolving credit line and term loan	30,500	54,500
Capital lease obligations, less current portion	244	146
Notes payable, less current portion	—	10
Deferred income taxes	1,617	1,329
Deferred revenue, less current portion	12,404	10,563
Other long-term liabilities	2,343	2,515
Total liabilities	160,588	172,260

Commitments and Contingencies

Temporary equity
Noncontrolling interest	4,853	4,052

Shareholders’ Equity
Preferred stock, par value $0.01; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 27,044,611 and 22,900,253 shares issued and outstanding, respectively	271	229
Additional paid-in-capital	383,520	281,791
Accumulated deficit	(149,375)	(145,271)
Accumulated other comprehensive loss	(3,220)	(3,882)
Total shareholders’ equity	231,196	132,867
Total liabilities and shareholders’ equity	$396,637	$309,179

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Subscription	$49,867	$36,120	$96,070	$69,372
Other	19,148	8,745	32,923	15,157
Total revenues	69,015	44,865	128,993	84,529
Cost of revenues	26,867	15,060	50,212	28,871
Gross profit	42,148	29,805	78,781	55,658

Operating expenses:
Sales and marketing	15,688	11,258	29,963	20,898
General and administrative	13,219	10,627	25,967	20,458
Research and development	4,819	2,132	9,264	4,416
Depreciation and amortization	8,006	4,080	15,924	8,116
Total operating expenses	41,732	28,097	81,118	53,888

Income (loss) from operations	416	1,708	(2,337)	1,770
Interest (expense) income, net	(344)	137	(784)	283
(Loss) gain on change in fair market value of investments, net	(264)	34	(264)	3
(Loss) income before income taxes	(192)	1,879	(3,385)	2,056
Income tax expense	(596)	(747)	(570)	(880)
Net (loss) income	$(788)	$1,132	$(3,955)	$1,176
Income allocated to noncontrolling interests	(149)	(156)	(149)	(218)
Accretion associated with variable interest entity	(652)	—	(652)	—
Net (loss) income allocable to common shareholders	$(1,589)	$976	$(4,756)	$958
Basic net (loss) income per share allocable to common shareholders	$(0.06)	$0.04	$(0.20)	$0.04
Diluted net (loss) income per share allocable to common shareholders	$(0.06)	$0.04	$(0.20)	$0.04

Weighted average common shares – basic	24,876,801	22,603,079	23,964,869	22,590,244
Weighted average common shares – diluted	24,876,801	23,168,751	23,964,869	23,070,947

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited; in thousands)

	Class A common	Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’	Comprehensive
	stock	capital	deficit	(loss) income	equity	loss
Balance, December 31, 2009	$226	$275,127	$(141,712)	$(3,503)	$130,138	$(32,161)
Loss on currency translation adjustments	—	—	—	(607)	(607)	(607)
Unrealized gain on short-term investments	—	—	—	228	228	228
Share-based compensation expense	—	4,542	—	—	4,542	—
Option exercises	3	3,924	—	—	3,927	—
Employee stock purchase plan	—	400	—	—	400	—
Income allocated to noncontrolling interests	—	—	(550)	—	(550)	(550)
Accretion associated with noncontrolling interest (variable interest entity)	—	(2,202)	—	—	(2,202)	(2,202)
Net loss	—	—	(3,009)	—	(3,009)	(3,009)
Balance, December 31, 2010	$229	$281,791	$(145,271)	$(3,882)	$132,867	$(6,140)
Gain on currency translation adjustments	—	—	—	719	719	719
Unrealized loss on investments				(57)	(57)	(57)
Share-based compensation expense	—	2,786	—	—	2,786	—
APIC pool adjustment	—	(269)	—	—	(269)	—
Option exercises	7	8,202	—	—	8,209	—
Employee stock purchase plan	—	236	—	—	236	—
Income allocated to noncontrolling interests	—	—	(149)	—	(149)	(149)
Accretion associated with noncontrolling interest (variable interest entity)	—	(652)	—	—	(652)	(652)
Public stock offering, net	35	91,426	—	—	91,461	—
Net loss	—	—	(3,955)	—	(3,955)	(3,955)
Balance, June 30, 2011 (unaudited)	$271	$383,520	$(149,375)	$(3,220)	$231,196	$(4,094)

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(3,955)	$1,176
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	15,924	8,116
Loss on disposal of property and equipment	81	34
Loss on change in fair market value of ARS and put option, net	—	(3)
Share-based compensation expense	2,786	2,568
Amortization of deferred financing costs	106	—
Bad debt expense	802	85
Deferred income tax benefit	(961)	(39)
Changes in assets and liabilities, net of acquisitions
Accounts and unbilled receivables	(3,246)	(3,440)
Prepaid expenses and other current assets	(1,541)	(2,591)
Income tax receivable	16	1,503
Other long-term assets	1,240	(862)
Accounts payable	1,519	2,457
Accrued compensation and other accrued liabilities	(185)	(1,379)
Commissions payable	(269)	437
Deferred revenue	8,389	8,011
Other liabilities	(121)	(93)
Net cash provided by operating activities	20,585	15,980

Cash flows from investing activities
Capitalized software and purchases of property and equipment	(12,097)	(7,986)
Purchase of available-for-sale securities	(57,161)	(4,430)
Sales of available-for-sale securities	—	8,289
Sales of trading securities	—	8,700
Acquisitions and variable interest entity, net of cash acquired	(9,682)	(1,635)
Net cash (used in) provided by investing activities	(78,940)	2,938

Cash flows from financing activities
Borrowings under revolving credit line	3,000	—
Repayments under revolving credit line and term loan	(27,000)	—
Repayments of notes payable	(87)	(9)
Repayments of capital lease obligations	(351)	(107)
Proceeds from common stock issued through Employee Stock Purchase Plan	236	201
Net proceeds from option exercises	8,209	219
Net proceeds from public offering	91,669	—
Net cash provided by financing activities	75,676	304

Effect of exchange rate changes on cash and cash equivalents	638	(977)
Net increase in cash and cash equivalents	17,959	18,245
Cash and cash equivalents at beginning of period	52,455	29,221
Cash and cash equivalents at end of period	$70,414	$47,466

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$810	$6
Income taxes	$3,448	$524
Income taxes refunded	$—	$(1,725)
Non-cash investing and financing activities
Capital lease obligations incurred	$568	$—

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the six months ended June 30, 2011 and 2010 have been made.  The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011 or for any other interim period.  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2010.

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

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.  Reclassifications to the December 31, 2010 consolidated balance sheet include a transfer of $5,857 from short term to long term deferred revenue.

Interest Rate Swap Agreements

The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of its interest payments, the Company has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. This swap changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.  See Footnote 13 – Line of Credit in the Notes to Consolidated Financial Statements for further details.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, short and long-term investments and put option, if presented, accounts payable and accrued expenses at June 30, 2011 and December 31, 2010 approximate fair value of these instruments due to their short-term nature.

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

The Company values its interest rate swap using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency.  Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting period. The operations of the variable interest entity in China are translated from Chinese Yuan Renminbis, for which the current exchange rate is approximately 6.4 Yuan Renminbis to one U.S. dollar. The related translation adjustments are reported in the shareholders’ equity section of the balance sheet and resulted in a net increase in shareholders’ equity of $719 for the six months ended June 30, 2011 and a net reduction of $607 for the year ended December 31, 2010.  The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary. Transaction net gains and losses resulting from the Company’s foreign operations resulted in net losses of $42 and $33, respectively, for the three and six months ended June 30, 2011 and $175 and $282, respectively, for the three and six months ended June 30, 2010.

Comprehensive Loss

Comprehensive loss consists of net gains and losses on foreign currency translation adjustments, net unrealized gains and losses on short-term investments, income allocated to noncontrolling interest, accretion associated with noncontrolling interest and net income or loss and is reported on the accompanying consolidated statements of shareholders’ equity.  For the six months ended June 30, 2011 and the year ended December 31, 2010, comprehensive loss was $4,094 and $6,140, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable.  Credit risk arising from receivables is mitigated by the large number of customers comprising the Company's customer base and their dispersion across various industries.  The Company does not require collateral.  The customers are concentrated primarily in the Company’s U.S. market area.  At June 30, 2011 and December 31, 2010, there were no customers that represented more than 10% of the net accounts receivable balance. The Company’s top 3 customers represented approximately 6.9% and 8.1% at June 30, 2011 and December 31, 2010, respectively, of the Company’s net accounts receivable balance.

For the three and six months ended June 30, 2011 and 2010, no one customer individually exceeded 10% of the Company's revenues.  The Company’s top 3 customers represented, collectively, approximately 12.0% and 11.1% of the Company’s total revenues for the three and six months ended June 30, 2011, respectively, and 13.4% and 12.6% for the three and six months ended June 30, 2010, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase.  Cash which is restricted for lease deposits is included in other assets.  Cash balances are maintained at several banks.  Cash held in fixed term deposits with original maturities of three months or less at the time of purchase totaled $829 as of December 31, 2010.  Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100 (which has been temporarily increased to $250 through December 31, 2013). Certain operating cash accounts may periodically exceed the FDIC limits.

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks totaled $10,370 and $10,862 and represented 14.7% and 20.7% of our total cash and cash equivalents balance at June 30, 2011 and December 31, 2010, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Investment gains and loss

The investment loss in 2011 reflects changes in the fair market value in the interest rate swap.   The investment is recorded at fair value using a discounted cash flow model and assumptions which include the three month forward LIBOR yield.   The Company’s investments were valued in accordance with the provisions of ASC 820, “Fair Value Measurements and Disclosure,” using significant observable (Level 2) inputs.

The investment gain in 2010 included changes in the fair market value in the auction rate securities and put option.   The investments were recorded at fair value using a discounted cash flow model and assumptions including maximum auction rate, liquidity risk premium, probability of earned maximum rate until maturity and probability of default.   The Company’s investments were valued in accordance with the provisions of ASC 820, “Fair Value Measurements and Disclosure” using significant unobservable (Level 3) inputs.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimates the liability based upon management’s judgment and historical experience and reports the amount on a gross basis.  The Company also relies on the advice of consulting administrators in determining an adequate liability for self-insurance claims.  At June 30, 2011 and December 31, 2010, self-insurance accruals totaled $689 and $595, and stop loss recoveries totaled $205 for December 31, 2010.  There were no stop loss recoveries for June 30, 2011.  Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance claims if actual experience differs significantly from management’s estimates.

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

The Company records expenses billed to customers in accordance with FASB ASC 605-45, “Revenue Recognition-Principal Agent Considerations” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and certain telecommunication costs.  Reimbursed expenses totaled $1,597 and $2,588 for the three and six months ended June 30, 2011, respectively and $1,006 and $1,479 for the three and six months ended June 30, 2010, respectively.

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

The Company determined its ESP for its application services and license fees based on the following:

•
The Company utilizes a pricing model for its products which considers market factors such as customer demand for our products and the geographic regions where the products are sold.  In addition, the model considers entity-specific factors such as volume based pricing, discounts for bundled products and total contract commitment.  Management approval of the model ensures that all of the Company’s selling prices are consistent and within an acceptable range for use with the relative selling price method.

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
Also, commencing in 2009 as a result of the variable interest entity and its corresponding put option, the Company uses the two-class method of calculating earnings per share as the put feature was issued by the Company and requires adjustments to the carrying value of the noncontrolling interest and the income allocable to common shareholders. Certain common stock equivalents of stock options and restricted stock issued and outstanding other than the options included in the table below were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010 since their effect was antidilutive.  A summary of the computation is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income allocable to common shareholders	$(1,589)	$976	$(4,756)	$958

Denominator:
Weighted average common shares - basic	24,876,801	22,603,079	23,964,869	22,590,244
Effect of dilutive stock options and restricted stock	—	565,672	—	480,703
Weighted average common shares – dilutive	24,876,801	23,168,751	23,964,869	23,070,947

Basic net (loss) income per share	$(0.06)	$0.04	$(0.20)	$0.04
Diluted net (loss) income per share	$(0.06)	$0.04	$(0.20)	$0.04

Total antidilutive stock options and restricted stock issued, outstanding or granted	945,126	1,884,218	953,730	1,897,976

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

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and noted it had no impact on its disclosures through June 30, 2011.

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, to increase the prominence of other comprehensive income in financial statements. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Upon adoption, we will have the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments

Short-term and long-term investments at June 30, 2011 are comprised of municipal bonds with varying maturities and credit risk ratings of AA and VMIG 1 or greater by various rating agencies.  Investments are recorded at fair value based on current market rates and are classified as available-for-sale.  The current yield on the Company’s municipal bonds at June 30, 2011 was 2.89%.   Changes in the fair values are primarily attributable to changes in interest rates and are included in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

The following is a summary of the available-for-sale investments at June 30, 2011:

	Cost	Gross unrealized loss	Fair market value
Municipal securities	$57,161	$(57)	$57,104

4. Acquisitions

Salary.com

On October 1, 2010, the Company acquired Salary.com, Inc., (“Salary.com”), a provider of on-demand compensation software that helps businesses and individuals manage pay and performance, for approximately $78,375 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $4,446, was approximately $82,821, including acquired intangibles of $62,700, with estimated useful lives between 3 and 10 years.  The valuation of the identified intangibles was determined based upon estimated discounted incremental future cash flow to be received as a result of these relationships.  As part of the Salary.com transaction the Company was required to repay approximately $2,525 of Salary.com’s debt during the fourth quarter of 2010. During the six month period ended June 30, 2011 and the three month period ending December 31, 2010, the Company paid severance payments totaling $440 and $2,626, respectively, resulting in an ending accrued severance balance of $191 and $631 as of June 30, 2011 and December 31, 2010, respectively.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. The Company believes there is a significant opportunity to expand the adoption of Salary.com’s product line in large global organizations because its compensation analysis software is highly synergistic with our current suite of talent acquisition and retention solutions.  Salary.com’s results of operations were included in the Company’s consolidated financial statements beginning on October 1, 2010.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions (continued)

Talentmine

        On January 11, 2011, the Company acquired substantially all of the assets and assumed selected liabilities of Talentmine, LLC (“Talentmine”) a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $4,304, including cash and accrued consideration.  The total cost of the acquisition, including legal, accounting, and other professional fees of $13, was approximately $4,317.  The former shareholder for Talentmine is eligible, during calendar year 2011, to receive an earnout payment not to exceed $2,000 based upon meeting product sales and other targets as defined in the purchase agreement.  The Company evaluated the earnout provisions contained in the acquisition agreement as of the purchase date and determined that the likelihood of meeting certain benchmarks was sufficient enough to accrue additional consideration totaling $1,304 in the financial statements as of March 31, 2011.  During the three months ended June 30, 2011 these benchmarks were reevaluated and no change to the additional consideration was considered necessary.  The acquisition of Talentmine will provide the Company with valuable assessment content, intellectual property and key talent. The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  Talentmine’s results of operations were included in the Company’s consolidated financial statements beginning on January 11, 2011.  Due to the nature of the acquisition, the goodwill and related intangible assets from the Talentmine acquisition are being amortized and will be deducted for tax purposes over a fifteen year period.

JRA Technology Ltd.

On February 14, 2011, the Company entered into a share purchase agreement with JRA Technology Ltd. (“JRA”), a leading provider of employee climate/culture and related surveys based in Auckland, New Zealand, for a purchase price of approximately NZD 8,973 or $6,859 in cash with an adjustment for certain working capital accounts as defined in the purchase agreement.  The total cost of the acquisition, including legal, accounting, and other professional fees of $58, was approximately $6,917.  In connection with the acquisition, $675 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against JRA under the acquisition agreement.  The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of JRA.  The acquisition of JRA will enhance the Company’s global position in the survey market by broadening our solution suite and increasing our geographic reach.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  JRA’s results of operations were included in the Company’s consolidated financial statements beginning on February 14, 2011.  Due to the nature of the acquisition, the goodwill will not be amortized for tax purposes, however, and related intangible assets will be amortized and deducted for tax purposes.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Variable Interest Entity

On January 20, 2009, the Company entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China.  In conjunction with the agreement, the Company paid $1,337 as an initial equity contribution and to compensate the former owners of R and J, who transferred their existing business into a new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”).  The initial payment provided the Company with a 46% ownership in the variable interest entity, and a presence in China’s human capital management market.  In 2010 and 2009, based upon the preceding year’s operating results for R and J, the Company paid an additional $31 and $206, respectively, for an additional 1% ownership interest, for each year, in the variable interest entity.  At June 30, 2011 and December 31, 2010, the Company had a 48% ownership interest in the variable interest entity.

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

The noncontrolling interest related to the variable interest entity is subject to periodic adjustments in its carrying amount based on the put rights contained in the agreement.  For the year ended December 31, 2010, the Company accreted $2,202 based upon a calculation of the actual operating results of the variable interest entity for the twelve month period ended December 31, 2010.  For the six months ended June 30, 2011, the Company accreted $652 based upon a calculation of the actual operating results of the variable interest entity for the six month period ended June 30, 2011.

Pursuant to ASC 480 “Distinguishing Liabilities from Equity” (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”) due to the put rights included in the agreement, the Company has presented the estimated fair value of R and J’s 52% ownership interest and the calculated value of the put right in the variable interest entity amounting to $4,853 and $4,052 at June 30, 2011 and December 31, 2010, respectively, in noncontrolling interest and classified the amount as temporary equity on the consolidated balance sheet.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6.  Prepaid Expenses and Other Assets

Deferred implementation costs represent internal payroll and other costs incurred in connection with the configuration of the sites associated with our internet hosting arrangements.  These costs will be deferred until such time as the hosting or license period for those specific contracts commences, at which time these costs will be expensed over the hosting period.

	June 30, 2011	December 31, 2010
Prepaid expenses	$6,692	$4,414
Deferred implementation costs	2,476	2,834
Other current assets	1,621	1,534
Total prepaid expenses and other current assets	$10,789	$8,782

7.  Other Long-Term Assets

Other long-term assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Acquisition related escrow balances (1)	$1,297	$1,077
Security deposits	2,480	3,055
Deferred implementation costs	2,695	4,028
Other long-term assets	3,089	2,890
Total other long-term assets	$9,561	$11,050

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

8.  Software Developed for Internal Use

In accordance with FASB ASC 350, “Intangibles-Goodwill and Other Internal-Use Software,” the Company expenses the costs incurred in the preliminary stages of development as incurred. Once an application has reached the development stage and technological feasibility has been established, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use.  Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.  Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in these consolidated financial statements.

	Year ended	Six months ended
	December 31, 2010	June 30, 2011	June 30, 2010
Capitalized internal-use software costs	$11,515	$6,883	$5,960
Research and development expenses	11,901	9,264	4,416
Total capitalized software costs and research and development expenses	$23,416	$16,147	$10,376

Amortization of capitalized internal-use software costs was $2,285 and $4,573 for the three and six months ended June 30, 2011, respectively, and $1,645 and $3,154 for the three and six months ended June 30, 2010, respectively.

9.  Goodwill

The Company has recorded goodwill in accordance with the provisions of FASB ASC 350, “Intangibles-Goodwill and Other.” The Company evaluates its goodwill for impairment annually or more frequently if indicators of potential impairment exist. Management determined that there were no triggering events during the three months ended June 30, 2011 that would require an interim impairment test of goodwill.

The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2010	$$	34,6922
Acquisitions or adjustments:
Talentmine, LLC		3844
JRA Technology Ltd.		4,6177
Foreign currency and other		1544
Balance as of June 30, 2011	$$	39,8477

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10.  Property, Equipment and Software

A summary of property, equipment and capitalized software and related accumulated depreciation and amortization as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
Equipment	$22,568	$20,073
Software	45,459	39,849
Office furniture and fixtures	2,761	2,377
Leasehold improvements	3,942	2,834
Land	744	744
Building	8,871	8,639
Software in development	6,975	5,283
Total property, equipment and software	91,320	79,799
Less accumulated depreciation and amortization	46,201	38,583
Total property, equipment and software, net of accumulated depreciation and amortization	$45,119	$41,216

Depreciation and amortization expense is excluded from cost of revenues.  Equipment and office furniture and fixtures included gross assets under capital leases totaling $2,820 and $2,254 at June 30, 2011 and December 31, 2010, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $4,422 and $8,810 for the three and six months ended June 30, 2011, respectively, and $3,268 and $6,383 for the three and six months ended June 30, 2010, respectively.

Pursuant to FASB ASC 360, “Property, Plant and Equipment,” the Company reviewed its fixed assets and determined that the fair value exceeded the carrying value, and therefore did not record any fixed asset impairment as of June 30, 2011.

11. Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
Accrued professional fees	$2,534	$667
Straight line rent accrual	2,053	1,317
Other taxes payable	613	1,416
Income taxes payable	1,907	3,383
Other liabilities	2,606	2,981
Contingent consideration (1)	2,000	2,000
Contingent purchase price (2)	1,304	—
Total other accrued liabilities	$13,017	$11,764

(1)	Contingent consideration relates to the Genesys Shareholder Suit (refer to Footnote 14 – Commitment and Contingencies for additional information.)
(2)	Contingent purchase price relates to the Talentmine Earnout provision (refer to Footnote 4 – Acquisitions for additional information.)

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Line of Credit

On October 20, 2010, the Company entered into a senior secured credit agreement (the “amended credit agreement”) with PNC Bank.  The maximum amount available under the amended credit agreement is $60,000, comprised of a $35,000 revolving facility, including a sublimit of up to $5,000 for letters of credit and a sublimit of up to $2,500 for swing loans (the “Revolving Facility”), and a $25,000 term facility (the “Term Facility”). The Company may request to increase the maximum amount available under the Revolving Facility to $50,000.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. The Company and each of its U.S. subsidiaries are guarantors of the obligations under the amended credit agreement. Borrowings under the amended credit agreement are secured by substantially all of the Company’s assets (including a pledge of the capital stock of our subsidiaries (but limited to only 65% of the voting stock of first-tier foreign subsidiaries)).  For the year ended December 31, 2010, the Company recorded $611 in deferred financing costs in connection with its credit agreements.  As of June 30, 2011, the Company had outstanding borrowings of $35,500 with an average interest rate of 3.22% in connection with its acquisitions and working capital requirements.

Borrowings under the amended credit agreement are cross-collateralized by a first priority perfected lien on the Company’s assets including, but not limited to, receivables, inventory, equipment, furniture, general intangibles, fixtures, real property and improvements.  The amended credit agreement contains various terms and covenants that provide for restrictions on payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with its financial covenants at June 30, 2011.

In March 2011 and October 2010 in connection with the issuance of the $25,000 and $10,000 Term and Revolver Facility, the Company entered into three interest rate swap agreements.  As of June 30, 2011 the notional amount totaled $31,250 with a quarterly weighted fixed rate of 1.16%. These swaps are set to expire in October 2013.  The Company entered into these swaps to manage fluctuations in cash flows resulting from interest rate risk.

The Company has not designated any of its interest rate swaps as a hedge. The Company records each interest rate swap on its balance sheet at fair market value with the changes in fair value recorded as net gains or loss on change in fair market value of investments, net in its Consolidated Statement of Operations. During the year ended December 31, 2010, the Company recorded a gain of $16 for the change in the fair value of its interest rate swap.  During the three and six months ended June 30, 2011, the Company recorded a loss of $264 for a change in the fair value of its interest rate swaps.  See Footnote 2 - Summary of Significant Accounting Policies - Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate swap.

13.  Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate.  The 2011 effective tax rate is higher than the 35% statutory U.S. Federal rate primarily due to losses in jurisdictions where we recorded a valuation allowance.

On January 1, 2007, we adopted FASB ASC 740, “Income Taxes,” which clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Our policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations.  Tax years beginning in 2005 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

During the period ended June 30, 2011, the valuation allowance increased from $12,143 at December 31, 2010 by approximately $1,853 to $13,996 as management continues to believe based on the weight of available evidence, it is more likely than not that some of the deferred tax asset will not be realized.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

14.  Commitments and Contingencies

Litigation

Taleo litigation

On June 28, 2011, Kenexa Corporation and its subsidiaries (“Kenexa”) and Taleo Corporation and its subsidiaries (“Taleo”) (together, the “parties”) entered into a settlement agreement and other related documents resolving all outstanding litigations between the parties (“Settlement Agreement”).  As a result of the Settlement Agreement, all litigations between the parties have been dismissed with prejudice.  The Settlement Agreement also includes a license of certain Kenexa intellectual property to Taleo and a license of certain Taleo intellectual property to Kenexa.  The net cash effect associated with all intellectual property licenses and settlement of litigations was a $3,000 payment by Taleo to Kenexa, and recorded as a reduction to legal expenses.

Genesys Shareholder Suit

On October 1, 2010, Kenexa completed its acquisition of Salary.com, Inc. which included responsibility for the suit filed on August 13, 2010 by former shareholders and option holders of Genesys Software Systems, Inc. (the “Genesys Parties” and “Genesys,” respectively) against Salary.com, Inc. and Silicon Valley Bank –Trustee Process Defendant in Massachusetts Superior Court.  The Genesys Parties asserts claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Massachusetts Unfair Business Practices Act, and declaratory judgment seeking damages of $2,000 in contingent consideration related to the purchase of Genesys by Salary.com, plus other monetary damages and fees.  On September 7, 2010 Salary.com filed an answer and counterclaim against the Genesys Parties, and certain former shareholders of Genesys, asserting breach of contract, breach of implied covenants of good faith and fair dealing, fraud, violation of the Massachusetts Unfair Business Practices Act, civil conspiracy, negligent misrepresentation, and declaratory judgment seeking to dismiss the original complaint and unspecified monetary damages.  The $2,000 in contingent consideration was accrued for in the financial statements at December 31, 2010 and June 30, 2011.

Salary.com Appraisal Suit

On February 2, 2011, Dorno Investment Partners, LLC filed a Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware against Kenexa Compensation, Inc., the new name for the surviving entity subsequent to the all cash, short form merger of Salary.Com, Inc. and Spirit Merger Sub, Inc. on October 1, 2010.  Dorno was the beneficial owner of 143,610 shares of Salary.Com, Inc. common stock on the merger date.  It demanded appraisal of the fair value of 140,000 shares pursuant to Delaware law, together with interest from October 1, 2010, costs, attorney’s fees, and other appropriate relief.  The parties entered into a settlement agreement in June 2011, and on June 30, 2011, the Court dismissed the action with prejudice.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

15.  Equity

On May 25, 2011, the Company completed a public offering of 3,000,000 shares of its common stock at a price to the public of $27.75 per share.  Net proceeds to the Company aggregated approximately $79,712 after payment of all offering fees and underwriters’ commission and offering expenses of $3,538. On May 25, 2011, the underwriters exercised their over-allotment option under the terms of the underwriting agreement to purchase 450,000 additional shares of common stock.  Net proceeds to the Company following the sale of the over-allotment shares were $11,957.

Rollforward of Shares

The Company’s common shares issued for the three months ended June 30, 2011 and the year ended December 31, 2010 are as follows:

Common Shares
Class A
December 31, 2010 ending balance	22,900,253
Stock option exercises	656,822
Restricted stock	28,354
Employee Stock Purchase Plan	9,182
Shares from public offering	3,450,000
June 30, 2011 ending balance	27,044,611

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Authorized but not Issued Shares

On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to 3,000,000 shares of the Company’s common stock, of which 1,125,651 shares were repurchased at an aggregate cost of $20,429 as of December 31, 2008.  These shares were restored to original status prior to December 31, 2008 and accordingly are presented as authorized but not issued.  The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors.  As of December 31, 2008 the amount of shares available for repurchase under the stock repurchase plan was 1,874,349.  Since January 1, 2009, no repurchases have been made under the stock repurchase plan.  In May 2011, the Board of Directors voted to discontinue the stock repurchase plan.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

16. Stock Plans

Equity Incentive Plan

The Company’s Equity Incentive Plan (the “plan”) provides for the granting of stock options and restricted stock to employees and directors at the discretion of the Board or a committee of the Board.  The purpose of the plan is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company.  Stock options granted under the plan expires between the fifth and tenth anniversary of the date of grant and may vest on the third anniversary of the date of grant or may vest twenty-five percent per year for four years.  Unexercised stock options may expire up to 90 days after an employee's termination for options granted under the plan.

At the 2011 annual meeting of shareholders an additional 1,900,000 shares of common stock were approved by the Company’s shareholders for issuance under the plan.  As of June 30, 2011, there were 2,977,328 options to purchase shares of common stock and 200,704 shares of restricted stock outstanding under the plan.  The Company is authorized to issue up to an aggregate of 6,742,910 shares of its common stock under the plan.  As of June 30, 2011, a total of 1,931,869 shares of common stock were available for future grants under the plan.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

16. Stock Plans (continued)

The Company records share-based compensation expense in the following categories included in the accompanying consolidated statement of operations:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of revenues	$72	$71	$118	$155
Sales and marketing	282	260	435	550
General and administrative	1,169	802	2,006	1,622
Research and development	136	144	227	241
Total share-based compensation expense	$1,659	$1,277	$2,786	$2,568

As of June 30, 2011, there was $10,605 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2005 Option Plan.  That cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options

The Company estimates the fair value of stock option awards using the Black-Scholes valuation model.  Expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options.  The estimated forfeiture rate was based upon an analysis of historical data.  The risk-free rate was based on U.S. Treasury zero coupon bond yields for periods commensurate with the expected term at the time of grant.

The following table provides the assumptions used in determining the fair value of service based awards stock option awards (unaudited):

	Quarter ended June 30, 2011	Quarter ended March 31, 2011	Year ended December 31, 2010
Expected volatility	63.09-63.50%	62.85%	61.20-65.91%
Expected term (in years)	3-6.25	6.25	3.00-6.25
Expected dividends	—	—	—
Risk-free rate	0.71-2.22%	2.88%	0.98-3.27%

A summary of the activity of stock options under all plans as of June 30, 2011 is as follows:

	Outstanding Options
	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. remaining contractual life in years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2010	3,314,532	$14.07
Granted	408,568	$25.38
Exercised	(656,822)	$12.50		$9,095
Forfeited or expired	(88,950)	$16.42
Outstanding at June 30, 2011	2,977,328	$15.90	5.75	$29,734
Exercisable at June 30, 2011	1,293,085	$20.68	3.11	$9,364

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

16. Stock Plans (continued)

 A summary of the status of the Company’s unvested stock options for the period ended June 30, 2011 is presented below:

Unvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Unvested at December 31, 2010	1,732,947	$4.46
Granted - options	408,568	14.98
Vested	(404,522)	5.77
Forfeited or expired	(52,750)	3.99
Unvested at June 30, 2011	1,684,243	$6.71

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units is measured based upon the closing NASDAQ Global Market price of our underlying stock as of the date of grant.  Restricted stock and restricted stock units are amortized over the vesting period using the straight-line method.  Upon vesting, restricted stock units convert into an equivalent number of shares of common stock.

A summary of the activity of restricted stock awards and restricted stock units under all plans as of June 30, 2011 is as follows:

	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value	Restricted Stock Awards	Wtd. Avg. Grant Date Fair Value
Balance at December 31, 2010	97,800	$11.68	13,758	$14.39
Awarded	117,050	$28.32	7,104	$27.88
Released/vested	21,250	$10.50	13,758	$14.39
Forfeited/cancelled	—	$—	—	$—
Outstanding/unvested at June 30, 2011	193,600	$21.87	7,104	$27.88

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the Nasdaq Global Select Market, LLC on the offering date.  We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with FASB ASC 718 and requires no compensation expense to be recognized.  As of June 30, 2011, there were 378,050 shares available for issuance pursuant to our 2006 Employee Stock Purchase Plan.  Shares of our common stock purchased under the employee stock purchase plan were 9,182 and 33,263 for the periods ended June 30, 2011 and December 31, 2010, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

17. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,				For the six months ended June 30,
	2011		2010		2011		2010
Country	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
United States	$50,412	73.0%	$32,748	73.0%	$94,962	73.6%	$63,566	75.2%
United Kingdom	6,336	9.2%	3,576	8.0%	11,497	9.0%	6,210	7.4%
Germany	1,501	2.2%	1,643	3.7%	2,835	2.2%	2,720	3.2%
The Netherlands	717	1.0%	769	1.7%	1,191	0.9%	1,106	1.3%
Other European Countries	3,561	5.2%	2,007	4.5%	6,367	4.9%	3,727	4.4%
Canada	1,637	2.4%	1,005	2.2%	3,232	2.5%	1,640	1.9%
China	2,432	3.5%	1,306	2.9%	3,852	3.0%	2,213	2.6%
Other	2,419	3.5%	1,811	4.0%	5,057	3.9%	3,347	4.0%
Total	$69,015	100.0%	$44,865	100.0%	$128,993	100.0%	$84,529	100.0%

The following table summarizes the distribution of assets by geographic region.

	June 30, 2011		December 31, 2010
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$341,318	86.1%	$256,818	83.0%
United Kingdom	21,170	5.3%	20,964	6.8%
India	10,400	2.6%	10,956	3.6%
Germany	4,753	1.2%	4,661	1.5%
China	5,607	1.4%	5,606	1.8%
Ireland	3,057	0.8%	3,257	1.1%
Other	10,332	2.6%	6,917	2.2%
Total	$396,637	100.0%	$309,179	100.0%

18. Related Party

One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP.  This firm has represented the Company since 1997.  The Company paid Pepper Hamilton LLP, net of insurance coverage, $17 and $220 for the three and six months ended June 30, 2011, respectively, and $215 and $473 for the three and six months ended June 30, 2010, respectively.  The payments to Pepper Hamilton LLP include services for our class action shareholders litigation, acquisitions, credit facility and public offering.  The amount payable to Pepper Hamilton as of June 30, 2011 and December 31, 2010 was $285 and $177, respectively.

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

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices.  We complement our software applications with tailored combinations of outsourcing services, proprietary content and consulting services based on our 23 years of experience assisting customers in addressing their Human Resource (HR) requirements. Together, our software applications, content and services form complete solutions that our customers find more effective than the point technology or service solutions available from other vendors. We believe that these solutions enable our customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

We derive revenue primarily from two sources, subscription fees for our solutions and fees for discrete professional services.  Subscription revenue comprised approximately 72.3% and 74.5% for the three and six months ended June 30, 2011, respectively, of our total revenue.  Our customers typically purchase multi-year subscriptions and during the three and six months ended June 30, 2011, renewed approximately 90% of the aggregate value of subscription contracts subject to renewal.  In addition, we recognize subscription revenue ratably over the term of the underlying contract.  These aspects of our business model provide us with recurring revenue streams and revenue visibility.

We market our solutions primarily to organizations with more than 2,000 employees. As of June 30, 2011, we had a global customer base of approximately 7,250 companies across a number of industries, including financial services and banking, manufacturing, government, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including approximately 240 companies on the Fortune 500 list published in May 2011.  Our customer base includes companies that we billed for services during the period ended June 30, 2011 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $34.5 million and $62.1 million, or 50.0% and 48.2%, of our total revenue for the three and six months ended June 30, 2011, respectively.

Recent Events

On January 11, 2011, we acquired substantially all of the assets and assumed selected liabilities of Talentmine, LLC (“Talentmine”), including a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $4.3 million, including cash and accrued consideration.  We believe the acquisition of Talentmine will provide us with valuable assessment content, intellectual property and key talent.

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

On May 25, 2011, we completed a public offering of 3,000,000 shares of our common stock at a price to the public of $27.75 per share. We also sold an additional 450,000 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $91.7 million.

On June 28, 2011, we entered into a settlement agreement with Taleo resolving all outstanding litigations between the parties.  As a result all litigations between us and Taleo have been dismissed with prejudice.  The settlement agreement also includes a license of certain Kenexa intellectual property to Taleo and a license of certain Taleo intellectual property to Kenexa.  The net cash effect associated with all intellectual property licenses and settlement of litigations was a $3,000 payment by Taleo to Kenexa, and recorded as a reduction to legal expenses.

In June 2011, we entered into a settlement agreement with Dorno Investment Partners, LLC and on June 30, 2011, the Court dismissed the action with prejudice.

Sources of Revenue

We derive revenue primarily from two sources: subscription revenue and other revenue.

Subscription revenue

Subscription revenue for our solutions is comprised of subscription fees from customers accessing our on-demand software, consulting services, outsourcing services and proprietary content, and from customers purchasing additional support that is not included in the basic subscription fee.  Our customers primarily purchase renewable subscriptions for our solutions. The typical subscription term is one to three years, with some terms extending up to five years. We generally price our solutions based on the number of software applications and services included and the number of customer employees with access to such applications. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.  Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice.  The majority of our subscription agreements are not cancelable for convenience, but our customers have the right to terminate their contracts for cause if we fail to provide the agreed-upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled.

Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met.  As of June 30, 2011, deferred revenue increased by $8.9 million or 11.7% to $85.0 million from $76.1 million at December 31, 2010.  The increase in deferred revenue is a result of the increase in billings for our products, content and services and an increase in sales of multiple arrangements.

For the three and six months ended June 30, 2011, our customers renewed approximately 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal for each of those periods.  We expect the overall renewal rate to continue to be in the 90% range that we regularly achieved during pre-recessionary periods.

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

Revenue by geographic region

For the six months ended June 30, 2011, approximately 73.6% of our total revenue was derived from sales in the United States. Foreign revenue that we generated from customers in the United Kingdom, Germany, China and Canada represented approximately 9.0%, 2.2%, 3.0% and 2.5% of our total revenue, respectively.  Revenue from other countries amounted to an aggregate of 9.7% of our total revenue. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the six months ended June 30, 2011.  For the six months ended June 30, 2011, the percentage of revenue derived from sales in the United States decreased slightly from the prior year due our emphasis on global expansion and more recently our acquisition of JRA.

Cost of Revenue and Operating Expenses

Cost of revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our customers. Additionally, our application hosting costs, amortization of third-party license royalty costs, overhead allocated based on headcount and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our customer base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.  As our revenues increase, we expect our cost of revenue to increase proportionately, subject to pricing pressure related to economic conditions and influenced by the mix of services and software. To the extent new customers are added, we expect that the cost of services, as a percentage of revenue, will be greater than the cost of services associated with existing customers.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions, and other variable compensation.  Travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead are also included. We expense our sales commissions at the time the related revenue is recognized, and we recognize revenue from our subscription agreements ratably over the terms of the agreements.

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for our executive, finance and accounting, human resources and administrative personnel.  Professional fees, rent and other corporate expenses are also included.

Research and Development

Research and development expenses primarily consist of personnel and related costs, including salaries, and employee benefits for software engineers, quality assurance engineers, product managers, technical sales engineers and management information systems personnel and third-party consultants.  Our research and development efforts have been devoted to the preliminary stages of project development and maintenance and training costs of our existing products.

We continue to enhance our  2x product suite which includes Kenexa 2x Recruit™, Kenexa 2x BrassRing®, Kenexa 2x Perform™, Kenexa 2x Onboard™ and Kenexa 2x Mobile™ with increased functionality, module touch points, and performance.  Future modules on the 2x platform include Kenexa 2x Assess™, Kenexa 2x Compensation™, and others as well as a leveraged use of Kenexa’s rich set of content.  We believe that Kenexa 2x enables customers to improve productivity, increase cost savings, ensure compliance with corporate and legal mandates, and raise employee engagement.

Depreciation and Amortization

Depreciation costs are related to our capitalized equipment, software, furniture and fixtures, leasehold improvements, and building.  Amortization costs are related to the write off of our intangible assets.

Key Performance Indicators

The following is a discussion of the key performance indicators that we consider to be material in managing our business.  The information provided below is stated in thousands (other than percentages).

Deferred revenue.  We generate revenue primarily from multi-year subscriptions for our on-demand talent acquisition and employee performance management solutions and our compensation module. We recognize revenue from these subscription agreements ratably over the hosting period, which is typically one to three years. We generally invoice our customers in annual, quarterly or monthly installments in advance. Deferred revenue, which is included in our consolidated balance sheets, is the amount of invoiced subscriptions in excess of the amount recognized as revenue. Deferred revenue represents, in part, the amount that we will record as revenue in our consolidated statements of operations in future periods. As the subscription component of our revenue has grown and our customers are more willing to pay us in advance for their subscriptions, the amount of deferred revenue on our balance sheet has grown.  This trend may vary as business conditions change.

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the year ended December 31,	For the three months ended June 30,		For the six months ended June 30,
	2010	2011	2010	2011	2010
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$49,964	$82,208	$54,504	$76,052	$49,964
Total invoiced subscriptions during period	166,468	52,609	39,460	104,968	77,252
Deferred revenue from acquisition	14,309	—	—	—	—
Subscription revenue recognized during period	(154,689)	(49,867)	(36,120)	(96,070)	(69,372)
Deferred revenue at end of period	$76,052	$84,950	$57,844	$84,950	$57,844

Non-GAAP financial measures.  We believe that non-GAAP measures of financial results provide useful information to management and investors regarding certain trends relating to our financial condition and results of operations.  We use these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining executive incentive compensation, and for budget and planning purposes.  These measures are used in monthly financial reports prepared for management and in quarterly financial reports presented to our Board of Directors.  We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing financial measures with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

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

The Company’s non-GAAP financial measures as set forth in the tables below may exclude the following:

Share-based compensation.  Share-based compensation expense consists of expenses for stock options and stock awards recorded in accordance with ASC 718.  Share-based compensation expense is excluded in our non-GAAP financial measures because these amounts are difficult to forecast. This is due in part to the magnitude of the charges, which depends upon the volume and timing of stock option grants which are unpredictable and can vary dramatically from period to period, and external factors such as interest rates and the trading price and volatility of our common stock.. We believe that this exclusion provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results for future periods with results from past periods.

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

Litigation-related proceeds and one-time fees.  Litigation-related activity includes settlement proceeds and one-time fees are excluded from our non-GAAP financial measures due to their infrequent and or unusual nature and are not expected to recur.  We believe that excluding these amounts provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results for future periods with results from past periods.

Deferred revenue associated with acquisition.  Deferred revenue consists of the impact of the write down of the deferred revenue associated with purchase accounting for the Salary.com acquisition.  This effect is added back since we believe its inclusion provides a more accurate depiction of total revenue arising from the Salary.com acquisition.

Non-GAAP cash from operating activities.  Non-GAAP cash from operating activities consists of GAAP cash flows from operations adjusted for non-recurring payments of liabilities associated with our litigations and acquisitions and cash received from our Taleo litigation settlement.  These exclusions are made to GAAP cash from operations to facilitate a consistent and more meaningful comparison to the prior year, since acquisition and related costs incurred and settlement of out litigation did not impact the cash flows we achieved in the corresponding prior year period.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash from operating activities	$20,253	$7,174	$20,854	$15,980
Payments associated with acquisitions	173	—	696	—
Taleo settlement	(3,000)	—	(3,000)	—
Settlements associated with litigations, net	(385)	—	(385)	—
Non-GAAP cash from operating activities	$17,041	$7,174	$18,165	$15,980

Non-GAAP revenue.  Non-GAAP revenue consists of GAAP revenue, adjusted to reverse the effect of the write down of deferred revenue associated with purchase accounting for the Salary.com acquisition.  This effect is added back to Non-GAAP revenue because we believe its inclusion provides a more accurate depiction of total revenue arising from the Salary.com acquisition.

Non-GAAP subscription revenue as a percentage of total revenue.  Non-GAAP subscription revenue as a percentage of total revenue can be derived from our consolidated statements of operations adjusted for the effect of the write down of the deferred revenue associated with purchase accounting for the Salary.com acquisition as described above.  We expect that the percentage of non-GAAP subscription revenue will be within a target range of 75% to 80% of our total revenues in 2011.

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Subscription revenue	$49,867	$36,120	$96,070	$69,372
Add: deferred revenue associated with acquisition	2,298	—	5,284	—
Non-GAAP subscription revenue	52,165	36,120	101,354	69,372
Other revenue	19,148	8,745	32,923	15,157
Non-GAAP revenue	71,313	44,865	134,277	84,529

Cost of revenues	26,867	15,060	50,212	28,871
Add: share-based compensation expense	72	71	118	155
Non-GAAP gross profit	$44,518	$29,876	$84,183	$55,813

Non-GAAP subscription revenue as a percentage of total non-GAAP revenue	73.1%	80.5%	75.5%	82.1%
Non-GAAP gross profit as percent of non-GAAP revenue	62.4%	66.6%	62.7%	66.0%

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

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income (loss) from operations	$416	$1,708	$(2,337)	$1,770
Share-based compensation expense	1,659	1,277	2,786	2,568
Amortization of acquired intangibles	3,583	812	7,114	1,733
Acquisition-related fees	76	—	159	—
Deferred revenue associated with acquisition	2,298	—	5,284	—
Taleo settlement	(3,000)	—	(3,000)	—
Litigation-related fees	1,416	—	1,416	—
Non-GAAP income from operations	$6,448	$3,797	$11,422	$6,071

5.  Results of Operations

Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010

    The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statement of operations.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands)

	For the three months ended June 30,				For the six months ended June 30,
	2011		2010		2011		2010
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue:
Subscription	$49,867	72.3%	$36,120	80.5%	$96,070	74.5%	$69,372	82.1%
Other	19,148	27.7%	8,745	19.5%	32,923	25.5%	15,157	17.9%
Total revenue	69,015	100.0%	44,865	100.0%	128,993	100.0%	84,529	100.0%
Cost of revenue	26,867	38.9%	15,060	33.6%	50,212	38.9%	28,871	34.2%
Gross profit	42,148	61.1%	29,805	66.4%	78,781	61.1%	55,658	65.8%
Operating expenses:
Sales and marketing	15,688	22.7%	11,258	25.1%	29,963	23.2%	20,898	24.7%
General and administrative	13,219	19.2%	10,627	23.7%	25,967	20.1%	20,458	24.2%
Research and development	4,819	6.9%	2,132	4.8%	9,264	7.2%	4,416	5.2%
Depreciation and amortization	8,006	11.6%	4,080	9.1%	15,924	12.3%	8,116	9.6%
Total operating expenses	41,732	60.4%	28,097	62.7%	81,118	62.8%	53,888	63.7%
Income (loss) from operations	416	0.7%	1,708	3.7%	(2,337)	(1.7)%	1,770	2.1%
Interest (expense) income, net	(344)	(0.5)%	137	0.3%	(784)	(0.6)%	283	0.3%
(Loss) income on change in fair market value investments, net	(264)	(0.4)%	34	0.1%	(264)	(0.2)%	3	0.0%
(Loss) income before income taxes	(192)	(0.2)%	1,879	4.1%	(3,385)	(2.5)%	2,056	2.4%
Income tax expense	(596)	(0.9)%	(747)	(1.7)%	(570)	(0.4)%	(880)	(1.0)%
Net (loss) income	$(788)	(1.1)%	$1,132	2.4%	$(3,955)	(2.9)%	$1,176	1.4%

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

Revenues

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Change	Percent	2011	2010	Change	Percent
Revenues:
Subscription	$49,867	$36,120	$13,747	38.1%	$96,070	$69,372	$26,698	38.5%
Other	19,148	8,745	10,403	119.0%	32,923	15,157	17,766	117.2%
Total revenues	$69,015	$44,865	$24,150	53.8%	$128,993	$84,529	$44,464	52.6%

Summary of changes in Revenues

The increase in total revenue for the three and six months ended June 30, 2011 was primarily due to an increase in demand across our product and service offerings for both subscription and other revenue.  Subscription revenue increased due to the implementations of large customer wins across our various product lines and the inclusion of revenue from our acquisitions which contributed $10.5 million and $20.1 million, for the three and six months ended June 30, 2011, respectively.  Other revenue increased primarily due to increased success fees received from our recruitment process outsourcing or “RPO” activity and discrete professional services, which consists of consulting and training services.  We expect our subscription-based and other revenues to continue to increase in 2011 due to the improved business environment for our products, content and service, renewals by existing customers, sales to new customers and new sales of our 2x platform™.

Cost of Revenues

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Change	Percent	2011	2010	Change	Percent
Cost of revenues	$26,867	$15,060	$11,807	78.4%	$50,212	$28,871	$21,341	73.9%

Summary of changes in Cost of Revenues

	Change from 2010 to 2011
	Three months ended	Six months ended
	June 30,	June 30,
Employee-related	$8,153	$14,829
Third-party fees	3,063	5,403
Reimbursed expenses	591	1,109
	$11,807	$21,341

The increase in cost of revenues during the three and six months ended June 30, 2011 was primarily due to increases in employee-related expense related to servicing the increase in demand for our solutions and services.  In addition, increased headcount to support new and expanded customers and increased headcount from our acquisitions contributed to the increase compared to the same period in 2010.  The increase in third-party fees was due to an increase in non-billable travel and other expenses, hosting fees, job postings and outside consultants to support our increased revenues.

Operating expenses

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Change	Percent	2011	2010	Change	Percent
Sales and marketing	$15,688	$11,258	$4,430	39.3%	$29,963	$20,898	$9,065	43.4%
General and administrative	13,219	10,627	2,592	24.4%	25,967	20,458	5,509	26.9%
Research and development	4,819	2,132	2,687	126.0%	9,264	4,416	4,848	109.8%
Depreciation and amortization	8,006	4,080	3,926	96.2%	15,924	8,116	7,808	96.2%
Total	$41,732	$28,097	$13,635	48.5%	$81,118	$53,888	$27,230	50.5%

Summary of changes in Sales and Marketing

	Change from 2010 to 2011
	Three months ended	Six months ended
	June 30,	June 30,
Employee-related	$3,061	$6,750
Marketing	264	1,014
Share-based compensation	22	(115)
Various other expenses	1,083	1,416
	$4,430	$9,065

The increase in sales and marketing expense during the three and six months ended June 30, 2011 was primarily due to increases in employee-related expense in connection with our expansion of our sales and marketing staff and our acquisitions.  Marketing expense increased as a result of continued investment in our branding and marketing campaigns.  For the three months ended June 30, 2011, increases in share-based compensation resulted from new grants made during the first quarter of 2011.  For the six months ended June 30, 2011, the increases in share-based compensation in the second quarter 2011 were offset by reductions from in the number of fully vested, fully amortized stock options.  We expect sales and marketing expense to increase in terms of absolute dollars for the remainder of the year due to increased staff expenses and continued investment in our branding and marketing campaigns.

Summary of changes in General and Administrative

	Change from 2010 to 2011
	Three months ended	Six months ended
	June 30,	June 30,
Employee-related	$1,566	$2,619
Rent and utility	742	1,856
Repairs and maintenance	45	252
Software and licenses	171	390
Professional services	(376)	(376)
Share-based compensation	367	384
Various other expenses	77	384
	$2,592	$5,509

The increase in general and administrative expense during the three and six months ended June 30, 2011 was primarily due to an increase in employee-related expenses and rent and utility expenses.  The increase in employee-related expenses resulted from increases in compensation costs related to bonus accruals and additional headcount in connection with our acquisitions.  The increase in rent and utility and repairs and maintenance resulted from additional costs related to the consolidation of offices during the first and second quarter of 2011.  The increase in software and licenses expense resulted from additional maintenance support and licenses needed to support our increased headcount.  The increase in share-based compensation expense resulted from new grants made during the first quarter of 2011.  The decrease in professional services resulted from the receipt of a payment in connection with the settlement of our litigation suits with Taleo, offset by additional legal costs associated with our on-going and settled litigations.  We expect general and administrative expense to increase in terms of absolute dollars over the prior year due to our acquisitions of CHPD, Salary.com and JRA and continued investments in our infrastructure.

Summary of changes in Research and Development

	Change from 2010 to 2011
	Three months ended	Six months ended
	June 30,	June 30,
Employee-related	$2,342	$4,226
Professional services	342	563
Various other expenses	3	59
	2,687	4,848

The increase in research and development expense during the three and six months ended June 30, 2011 was primarily due to an increase in employee-related expenses.  The increase in employee-related costs resulted from increased compensation costs related to bonus accruals and additional headcount added to enhance and upgrade our existing products.  As we continue to execute on our strategies, including continuing to develop and improve feature enhancements and additional models to our 2x platform™.  We believe that research and development expenses will increase in 2011 in absolute terms over the prior year.

Summary of changes in Depreciation and Amortization

	Change from 2010 to 2011
	Three months ended	Six months ended
	June 30,	June 30,
Depreciation expense	$1,155	$2,427
Amortization expense	2,771	5,381
	$3,926	$7,808

The increase in depreciation expense during the three and six months ended June 30, 2011 was primarily due to the increase in amortization expense which is a due to the acquired intangibles from our acquisitions of CHPD, Salary.com, Talentmine and JRA.  The increase in depreciation expense is due to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software,” being placed into service during the period.  As we continue to execute on our strategies including our 2x platform™ and continuing to develop feature enhancements, we believe that depreciation and amortization expenses will increase in absolute terms in 2011 over the prior year as we place our software development costs into service and due to recent capital purchases.

Income Tax Expense

	For the three months ended June 30,				For the six months ended June 30,
	2011	2010	Change	Percent	2011	2010	Change	Percent
Income tax expense	$596	$747	$(151)	(20.2)%	$570	$880	$(310)	(35.2)%

The decrease in income tax expense during the three and six months ended June 30, 2011 was primarily due to a decrease in income before tax compared to the prior year.  Our tax provision for interim periods is determined using an estimate of its annual effective tax rate.  The 2011 effective tax rate is lower than the 35% statutory U.S. Federal rate primarily due to favorable tax rates associated with certain foreign earnings generated in lower-tax jurisdictions.

6. Liquidity and Capital Resources

Historically, our primary source of liquidity has been from cash generated from operations, equity offerings and revolving credit facilities.  As of June 30, 2011, we had cash and cash equivalents of $70.4 million and investments of $57.1 million.  In addition, we had borrowings of $35.5 million from our credit and term loans in connection with our acquisitions and to meet our working capital requirements and $0.6 million in capital equipment leases.  We believe that our current cash and cash equivalents, investments, revolving credit facility and projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.  Cash held in foreign denominated currencies was $10.4 million or 14.7% of our total cash balance as of June 30, 2011.  A ten percent change in the exchange rate of the underlying currencies would have changed our cash balances by approximately $1.0 million.

We calculate our quarterly day’s sales outstanding (“DSO”) as ending net accounts receivable divided by quarterly net revenues multiplied by 90.  For the three month periods ended June 30, 2011 and 2010, our DSO was 61 and 62, respectively.

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

On, October 20, 2010, we entered into an amended credit agreement with PNC Bank.  The maximum amount available under the amended credit agreement is $60.0 million, comprised of a $35.0 million revolving facility, including a sublimit of up to $5.0 million for letters of credit and a sublimit of up to $2.5 million for swing loans (the “Revolving Facility”), and a $25.0 million term facility (the “Term Facility”). We may request to increase the maximum amount available under the Revolving Facility to $50.0 million.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013.  As of June 30, 2011, we had borrowings of $35.5 million under the amended credit agreement in connection with our acquisitions and working capital requirements.

On January 11, 2011, we acquired substantially all of the assets and assumed selected liabilities of Talentmine a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $4.3 million, including cash and accrued consideration.

On February 14, 2011, we entered into a share purchase agreement with JRA, a leading provider of employee climate/culture and related surveys based in Auckland, New Zealand, for a purchase price of approximately 9.0 million NZD or $6.9 million in cash with an adjustment for certain working capital accounts as defined in the purchase agreement.

On May 25, 2011, we completed a public offering of 3,000,000 shares of our common stock at a price to the public of $27.75 per share. We also sold an additional 450,000 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $91.7 million.

Summary of changes in cash and cash equivalents by activity

	For the six months ended June 30,
	2011	2010	Change	Percent
Cash provided from operations	$20,585	$15,980	$4,605	28.8%
Cash provided by investing activities	(78,940)	2,938	(81,878)	-%
Cash provided by financing activities	75,676	304	75,372	24,793.4%

Operating Activities

Historically, our largest source of operating cash flows was cash collections from our customers following the purchase and renewal of their software subscriptions.  Payments from customers for subscription agreements are generally received quarterly in advance of providing services.  We also generate significant cash from our recruitment process outsourcing services, and to a lesser extent, our consulting services.  Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities.  The increase in non-cash charges to net income compared to the same period in 2010 is primarily due to the amortization of intangible assets associated with the acquisitions of Salary.com and CHPD.

	For the six months ended June 30,
	2011	2010
Net (loss) income	$(3,955)	$1,176
Changes in working capital	659	(528)
Accounts receivable	(3,246)	(3,440)
Non-cash charges to net income	16,913	8,232
Deferred revenue	8,389	8,011
Share-based compensation expense	2,786	2,568
Deferred tax	(961)	(39)
	$20,585	$15,980

Investing Activities

Net cash used in investing activities was $78.9 million for the six months ended June 30, 2011.  Cash used in investing activities resulted primarily from $57.1 million in purchases of available-for-sale investments.  Additionally, $6.7 million and $3.0 million was used to complete the acquisitions of JRA and Talentmine, respectively, and $12.1 million was used for purchases in capital expenditures and software development costs.

Financing Activities

Net cash provided by financing activities was $75.7 million for the six months ended June 30, 2011.  Net cash provided by financing activities was primarily attributable to net proceeds from our public offering of $91.7 million and common stock issued from our employee stock purchase plan and stock option exercises totaling $8.4 million, offset by net repayments to our term and revolver loans of $24.0 million, and repayments of notes payable and capital leases totaling $0.4 million.

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

We enter into arrangements with customers which may include consulting services, software licenses and data.  For sales arrangements that contain multiple deliverables revenue is allocated among the deliverables using the selling price hierarchy established in ASU 2009-13 to determine the selling price of each deliverable. The selling price hierarchy allows for the use of estimated selling price (“ESP”) to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement in the absence of vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”). We determined our ESP of fair value for our application services based on the following:

•
We utilize a pricing model for our products which considers market factors such as customer demand for our products, and the geographic regions where the products are sold.  In addition, the model considers entity-specific factors such as volume based pricing, discounts for bundled products and total contract commitment.  Management approval of the model ensures that all of our selling prices are consistent and within an acceptable range for use with the relative selling price method.

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

•	We determined the ESP for consulting services based on sales of those services sold separately or on consulting rates estimated based on the value of the services being provided.

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

We determine the selling price in multiple-element arrangements using VSOE or TPE, if available. VSOE is determined based on the price charged for the same deliverable when sold separately and TPE is established based on the price charged by our competitors or third parties for the same deliverable. If we are unable to determine the selling price because VSOE or TPE does not exist, we use our ESP.

Subscription Fees and Support Revenues. Subscription fees and support revenues are recognized ratably over the lives of the contracts.  Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

In accordance with FASB ASC 605-45, “Principal Agent Considerations,” we record reimbursements received for out-of-pocket expenses as revenue and not netted with the applicable costs.  These items primarily include travel, meals and certain telecommunication costs.  Reimbursed expenses totaled $1.6 million and $2.6 million for the three and six months ended June 30, 2011, respectively, and $1.0 million and $1.5 million for the three and six months ended June 30, 2010, respectively.

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

Goodwill and Other Identified Intangible Asset Impairment

In accordance with the provisions of FASB ASC 350, “Intangibles-Goodwill and Other”, we evaluate our goodwill for impairment annually or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit, based upon management's estimate of the future discounted cash flows to be generated by the business using level three inputs and comparable company multiples, to the carrying values. These cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on our knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. We determined that the carrying values of our reporting units did not exceed the fair values and as a result we believe that no impairment of goodwill existed at June 30, 2011.

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

    Our determination of the level of valuation allowance at June 30, 2011 is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions.  Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

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

Foreign Currency Exchange Risk

For the three and six months ended June 30, 2011, approximately 73.0% and 73.6% of our total revenue was comprised of sales to customers in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% increase in the value of the U.S. dollar during 2011, relative to each currency in which our non-U.S. generated sales are denominated would have resulted in reduced annual revenues of approximately 3.2% for the three ended June 30, 2011.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were an increase of $0.7 million and a decrease of $0.6 million during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively, and are included in other comprehensive income (loss). The foreign currency translation adjustment is not adjusted for income taxes because it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have had a significant effect on our interest income for the three months ended June 30, 2011.

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

PART II:  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Taleo Litigation

On June 28, 2011, Kenexa Corporation and its subsidiaries (“Kenexa”) and Taleo Corporation and its subsidiaries (“Taleo”) (together, the “parties”) entered into a settlement agreement and other related documents resolving all outstanding litigations between the parties (“Settlement Agreement”).  As a result of the Settlement Agreement, all litigations between the parties have been dismissed with prejudice.  The Settlement Agreement also includes a license of certain Kenexa intellectual property to Taleo and a license of certain Taleo intellectual property to Kenexa.  The net cash effect associated with all intellectual property licenses and settlement of litigations was a $3.0 million payment by Taleo to Kenexa, and recorded as a reduction to legal expenses.

Genesys Shareholder Suit

On October 1, 2010, Kenexa completed its acquisition of Salary.com, Inc. which included responsibility for the suit filed on August 13, 2010 by former shareholders and option holders of Genesys Software Systems, Inc. (the “Genesys Parties” and “Genesys,” respectively) against Salary.com, Inc. and Silicon Valley Bank –Trustee Process Defendant in Massachusetts Superior Court.  The Genesys Parties asserts claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Massachusetts Unfair Business Practices Act, and declaratory judgment seeking damages of $2.0 million in contingent consideration related to the purchase of Genesys by Salary.com, plus other monetary damages and fees.  On September 7, 2010 Salary.com filed an answer and counterclaim against the Genesys Parties, and certain former shareholders of Genesys, asserting breach of contract, breach of implied covenants of good faith and fair dealing, fraud, violation of the Massachusetts Unfair Business Practices Act, civil conspiracy, negligent misrepresentation, and declaratory judgment seeking to dismiss the original complaint and unspecified monetary damages.  The $2.0 million in contingent consideration was accrued for in the financial statements at December 31, 2010 and June 30, 2011.

Salary.com Appraisal Suit

On February 2, 2011, Dorno Investment Partners, LLC filed a Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware against Kenexa Compensation, Inc., the new name for the surviving entity subsequent to the all cash, short form merger of Salary.Com, Inc. and Spirit Merger Sub, Inc. on October 1, 2010.  Dorno was the beneficial owner of 143,610 shares of Salary.Com, Inc. common stock on the merger date.  It demanded appraisal of the fair value of 140,000 shares pursuant to Delaware law, together with interest from October 1, 2010, costs, attorney’s fees, and other appropriate relief.  The parties entered into a settlement agreement in June 2011, and on June 30, 2011, the Court dismissed the action with prejudice.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Removed and Reserved

Removed and Reserved.

Item 5: Other Information

Not applicable.

Item 6:  Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description of Document
10.1	Amended and Restated 2005 Equity Incentive Plan, effective as of May 18, 2011 (Incorporated by reference to the current report on Form 8-K filed with the SEC on May 18, 2011).
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**  Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2011
Kenexa Corporation

 /s/ Nooruddin S. Karsan
 ----------------------------
    Nooruddin S. Karsan
    Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Donald F. Volk
    -----------------
    Donald F. Volk
    Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number and Description

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**  Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.