Form 10-Q
period 2011-09-30
KENEXA CORP
filed 2011-11-07
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On November 2, 2011, 27,058,750 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

,

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended September 30, 2011

PART 1: FINANCIAL INFORMATION
Item 1: Financial Statements
Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2011	December 31, 2010
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$57,582	$52,455
Short-term investments	23,608	—
Accounts receivable, net of allowance for doubtful accounts of $3,345 and $2,545	54,655	45,584
Unbilled receivables	3,629	2,782
Income tax receivable	3,299	2,406
Deferred income taxes	6,941	5,583
Prepaid expenses and other current assets	12,283	8,782
Total current assets	161,997	117,592

Long-term investments	43,700	—
Property and equipment, net	19,849	19,757
Software, net	25,602	21,459
Goodwill	40,556	32,935
Intangible assets, net	64,006	68,238
Deferred income taxes, non-current	33,252	35,825
Deferred financing costs, net	407	566
Other long-term assets	7,513	11,050
Total assets	$396,882	$307,422

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$8,739	$7,921
Notes payable, current	6	92
Term loan, current portion	5,000	5,000
Commissions payable	3,509	3,169
Accrued compensation and benefits	14,084	9,491
Other accrued liabilities	13,289	10,007
Deferred revenue	79,563	65,489
Capital lease obligations	472	271
Total current liabilities	124,662	101,440

Revolving credit line and term loan	26,250	54,500
Capital lease obligations, less current portion	231	146
Notes payable, less current portion	—	10
Deferred revenue, less current portion	7,768	10,563
Deferred income taxes	696	1,329
Other long-term liabilities	1,993	2,515
Total liabilities	161,600	170,503

Commitments and Contingencies

Temporary equity
Noncontrolling interest	7,428	4,052

Shareholders’ Equity
Preferred stock, par value $0.01; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 27,057,250 and 22,900,253 shares issued and outstanding, respectively	270	229
Additional paid-in-capital	382,909	281,791
Accumulated deficit	(149,983)	(145,271)
Accumulated other comprehensive loss	(5,342)	(3,882)
Total shareholders’ equity	227,854	132,867
Total liabilities and shareholders’ equity	$396,882	$307,422

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Subscription	$53,462	$39,764	$149,532	$109,136
Other	22,241	11,020	55,164	26,177
Total revenues	75,703	50,784	204,696	135,313
Cost of revenues	29,693	17,957	79,905	46,828
Gross profit	46,010	32,827	124,791	88,485

Operating expenses:
Sales and marketing	16,390	11,642	46,353	32,540
General and administrative	15,114	12,084	41,081	32,542
Research and development	4,912	3,277	14,176	7,693
Depreciation and amortization	8,244	4,341	24,168	12,457
Total operating expenses	44,660	31,344	125,778	85,232

Income (loss) from operations	1,350	1,483	(987)	3,253
Interest income (expense), net	59	72	(725)	355
Loss on change in fair market value of investments, net	(127)	(382)	(391)	(379)
Income (loss) before income taxes	1,282	1,173	(2,103)	3,229
Income tax expense	(1,602)	(26)	(2,172)	(906)
Net (loss) income	$(320)	$1,147	$(4,275)	$2,323
Income allocated to noncontrolling interests	(288)	(188)	(437)	(406)
Accretion associated with variable interest entity	(2,507)	(809)	(3,159)	(809)
Net (loss) income allocable to common shareholders	$(3,115)	$150	$(7,871)	$1,108
Basic net (loss) income per share allocable to common shareholders	$(0.12)	$0.01	$(0.31)	$0.05
Diluted net (loss) income per share allocable to common shareholders	$(0.12)	$0.01	$(0.31)	$0.05

Weighted average common shares – basic	27,043,135	22,629,050	25,002,236	22,603,323
Weighted average common shares – diluted	27,043,135	23,168,553	25,002,236	23,098,070

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited; in thousands)

	Common	Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’	Comprehensive
	stock	capital	deficit	loss	equity	loss
Balance, December 31, 2009	$226	$275,127	$(141,712)	$(3,503)	$130,138	$(32,161)
Loss on currency translation adjustments	—	—	—	(607)	(607)	(607)
Unrealized gain on short-term investments	—	—	—	228	228	228
Share-based compensation expense	—	4,542	—	—	4,542	—
Option exercises	3	3,924	—	—	3,927	—
Employee stock purchase plan	—	400	—	—	400	—
Income allocated to noncontrolling interests	—	—	(550)	—	(550)	(550)
Accretion associated with noncontrolling interest (variable interest entity)	—	(2,202)	—	—	(2,202)	(2,202)
Net loss	—	—	(3,009)	—	(3,009)	(3,009)
Balance, December 31, 2010	$229	$281,791	$(145,271)	$(3,882)	$132,867	$(6,140)
Loss on currency translation adjustments	—	—	—	(1,083)	(1,083)	(1,083)
Unrealized loss on investments	—	—	—	(377)	(377)	(377)
Share-based compensation expense	—	4,593	—	—	4,593	—
APIC pool adjustment	—	(345)	—	—	(345)	—
Option exercises	6	8,249	—	—	8,255	—
Employee stock purchase plan	—	391	—	—	391	—
Income allocated to noncontrolling interests	—	—	(437)	—	(437)	(437)
Accretion associated with noncontrolling interest (variable interest entity)	—	(3,159)	—	—	(3,159)	(3,159)
Public stock offering, net	35	91,389	—	—	91,424	—
Net loss	—	—	(4,275)	—	(4,275)	(4,275)
Balance, September 30, 2011 (unaudited)	$270	$382,909	$(149,983)	$(5,342)	$227,854	$(9,331)

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(4,275)	$2,323
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	24,168	12,457
Loss on disposal of property and equipment	95	48
Realized loss on available-for-sale securities	62	483
Loss on change in fair market value of ARS and put option, net	—	(3)
Share-based compensation expense	4,593	3,578
Amortization of deferred financing costs	159	2
Bad debt expense (recoveries), net	843	(23)
Deferred income tax benefit	(546)	(387)
Changes in assets and liabilities, net of acquisitions
Accounts and unbilled receivables	(10,580)	(6,896)
Prepaid expenses and other current assets	(3,122)	(3,522)
Income tax receivable	(893)	1,432
Other long-term assets	3,368	(778)
Accounts payable	585	1,994
Accrued compensation and other accrued liabilities	6,687	2,259
Commissions payable	339	1,380
Deferred revenue	11,037	8,501
Other liabilities	(1,078)	(279)
Net cash provided by operating activities	31,442	22,569

Cash flows from investing activities
Capitalized software and purchases of property and equipment	(17,999)	(12,121)
Purchase of available-for-sale securities	(86,076)	(7,653)
Sales of available-for-sale securities	18,330	23,054
Sales of trading securities	—	15,291
Acquisitions and variable interest entity, net of cash acquired	(11,520)	(5,736)
Cash released from escrow for acquisitions	—	250
Net cash (used in) provided by investing activities	(97,265)	13,085

Cash flows from financing activities
Borrowings under revolving credit line	3,000	25,000
Repayments under revolving credit line and term loan	(31,250)	—
Repayments of notes payable	(87)	(9)
Repayments of capital lease obligations	(426)	(160)
Deferred financing costs	—	(83)
Purchase of additional interest in variable interest equity	(229)	—
Proceeds from common stock issued through Employee Stock Purchase Plan	391	303
Net proceeds from option exercises	8,255	458
Net proceeds from public offering	91,432	—
Net cash provided by financing activities	71,086	25,509

Effect of exchange rate changes on cash and cash equivalents	(136)	46
Net increase in cash and cash equivalents	5,127	61,209
Cash and cash equivalents at beginning of period	52,455	29,221
Cash and cash equivalents at end of period	$57,582	$90,430

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$1,168	$30
Income taxes	$3,992	$909
Income taxes refunded	—	$(1,725)
Non-cash investing and financing activities
Capital lease obligations incurred	$568	$—

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited
(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation and its subsidiaries (collectively the “Company” or Kenexa”) is a leading provider of software-as-a-service, or SaaS, solutions that enable organizations to more effectively recruit and retain employees.  Kenexa’s solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices.  Kenexa’s software applications are complemented with tailored combinations of proprietary content, outsourcing services and consulting services based on its 24 years of experience assisting customers in addressing their Human Resource (HR) requirements.  Together, the software applications, content and services form complete solutions that customers find more effective than the point technology or service solutions available from alternative vendors.  The Company believes that these solutions enable its customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the nine months ended September 30, 2011 and 2010 have been made.  The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011 or for any other interim period.  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2010.

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

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.  Reclassifications to the December 31, 2010 consolidated balance sheet include a transfer of $5,857 from short term to long term deferred revenue and $1,757 from goodwill to accrued other liabilities. See Footnote 4 – Acquisitions in the Notes to Consolidated Financial Statements for further details on the $1,757 transfer.

Interest Rate Swap Agreements

The Company’s variable-rate debt obligations expose it to variability in interest payments due to changes in interest rates. To limit the variability of a portion of its interest payments, the Company has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. This swap changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.  See Footnote 12 – Line of Credit in the Notes to Consolidated Financial Statements for further details.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, short and long-term investments and put option, if presented, accounts payable and accrued expenses at September 30, 2011 and December 31, 2010 approximate fair value of these instruments due to their short-term nature.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2011, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund and its financial assets valued based on Level 2 inputs consisted of municipal bonds.   The Company's interest rate swap derivative value was based upon Level 3 inputs, as described below.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

A reconciliation of the beginning and ending balances for the interest rate swap using significant unobservable inputs (level 3) for the period ended September 30, 2011, is presented below:

Interest rate swap
Balance at December 31, 2010	$16
Purchases, sales, issuances and settlements	—
Realized losses	(329)
Balance at September 30, 2011	$(313)

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency.  Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting period. The operations of the variable interest entity in China are translated from Chinese Yuan Renminbis, for which the current exchange rate is approximately 6.4 Yuan Renminbis to one U.S. dollar. The related translation adjustments are reported in the shareholders’ equity section of the balance sheet and resulted in a net reduction in shareholders’ equity of $1,083 for the nine months ended September 30, 2011 and a net reduction of $607 for the year ended December 31, 2010.  The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary. Transaction net gains and losses resulting from the Company’s foreign operations resulted in net losses of $492 and $534, respectively, for the three and nine months ended September 30, 2011 and net gains of $196 and net losses of $86, respectively, for the three and nine months ended September 30, 2010.

Comprehensive Loss

Comprehensive loss consists of net gains and losses on foreign currency translation adjustments, net unrealized gains and losses on investments, income allocated to noncontrolling interest, accretion associated with noncontrolling interest and net income or loss and is reported on the accompanying consolidated statements of shareholders’ equity.  For the nine months ended September 30, 2011 and the year ended December 31, 2010, comprehensive loss was $9,331 and $6,140, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable.  Credit risk arising from receivables is mitigated by the large number of customers comprising the Company's customer base and their dispersion across various industries.  The Company does not require collateral.  The customers are concentrated primarily in the Company’s U.S. market area.  At September 30, 2011 and December 31, 2010, there were no customers that represented more than 10% of the net accounts receivable balance. The Company’s top 3 customers represented approximately 10.3% and 8.1% at September 30, 2011 and December 31, 2010, respectively, of the Company’s net accounts receivable balance.

For the three and nine months ended September 30, 2011 and 2010, no one customer individually exceeded 10% of the Company's revenues.  The Company’s top 3 customers represented, collectively, approximately 13.5% and 11.6% of the Company’s total revenues for the three and nine months ended September 30, 2011, respectively, and 13.9% and 13.0% for the three and nine months ended September 30, 2010, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase.  Cash which is restricted for lease deposits is included in other assets.  Cash balances are maintained at several banks.  Cash held in fixed term deposits with original maturities of three months or less at the time of purchase totaled $918 and $829 as of September 30, 2011 and December 31, 2010, respectively.  Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100 (which has been temporarily increased to $250 through December 31, 2013). Certain operating cash accounts may periodically exceed the FDIC limits.

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks totaled $13,792 and $10,862 and represented 24.0% and 20.7% of our total cash and cash equivalents balance at September 30, 2011 and December 31, 2010, respectively.

Investment gains and loss

The investment loss in 2011 reflects changes in the fair market value in the interest rate swap.   The investment is recorded at fair value using a discounted cash flow model and assumptions which include the three month forward LIBOR yield.

The net investment loss in 2010 included changes in the fair market value in the auction rate securities and put option.   The investments were recorded at fair value using a discounted cash flow model and assumptions including maximum auction rate, liquidity risk premium, probability of earned maximum rate until maturity and probability of default.   The Company’s investments were valued in accordance with the provisions of ASC 820, “Fair Value Measurements and Disclosure” using significant unobservable (Level 3) inputs.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimates the liability based upon management’s judgment and historical experience and reports the amount on a gross basis.  The Company also relies on the advice of consulting administrators in determining an adequate liability for self-insurance claims.  At September 30, 2011 and December 31, 2010, self-insurance accruals totaled $923 and $595, and stop loss recoveries totaled $205 for December 31, 2010.  There were no stop loss recoveries for the nine months ended September 30, 2011.  Management continuously reviews the adequacy of the Company’s stop loss insurance coverage.  Material differences may result in the amount and timing of health insurance claims if actual experience differs significantly from management’s estimates.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription revenue for solutions, which is comprised of subscription fees from customers accessing the Company’s on-demand software (application services), proprietary content, outsourcing services and consulting services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete professional services. Because the Company provides its solutions as a service, the Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10, “Revenue Recognition” and FASB ASC 605-25 “Multiple Elements Arrangements.” We recognize revenue when all of the following conditions are met:

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

The Company records expenses billed to customers in accordance with FASB ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and agency fees.  Reimbursed expenses totaled $1,974 and $4,562 for the three and nine months ended September 30, 2011, respectively, and $671 and $2,150 for the three and nine months ended September 30, 2010, respectively.

For contracts entered into prior to its adoption of Accounting Standards Update (“ASU”) 2009-13, in determining whether revenues from professional services could be accounted for separately from subscription revenue, the Company considered the following factors for each agreement: availability from other vendors, whether objective and reliable evidence of fair value exists of the undelivered elements, the nature and the timing of when the agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the customer's satisfaction with the other services.

Pursuant to the transition rules contained in ASU 2009-13, the Company elected to early adopt the provisions included in the amendment effective January 1, 2010.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company’s arrangements with customers may include provision of consulting services, grant of software licenses and delivery of data.  For arrangements that contain multiple deliverables, the selling price hierarchy established in ASU 2009-13 is used to determine the selling price of each deliverable. The selling price hierarchy allows for the use of an estimated selling price (“ESP”) to determine the allocation of arrangement consideration to each deliverable in a multiple-element arrangement in the absence of vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”).

To qualify as a separate unit of accounting, deliverable items must have value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered.

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

The revenue guidance contained in ASU 2009-13 modifies the way the Company accounts for certain of its arrangements, by allowing the Company to separate its professional services and corresponding license fees into two separate units of accounting.  These two deliverables represent the primary elements in those arrangements and are recognized upon performance or delivery of each service or product, respectively to the end customer.  Revenue related to professional services is recognized as obligations are fulfilled on a proportional performance basis and typically earned over a three to six month period, while the license fees may be recognized over a two to five year period.  Costs associated with the delivery of our consulting services are expensed as incurred.  These arrangements usually do not contain cancellation or refund-type provisions and may include termination for convenience clauses following a stated period of time or termination for causes for the failure to meet performance level commitments.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company files a consolidated income tax return with its subsidiaries for federal tax purposes and on various basis depending on applicable taxing statutes for state and local as well as foreign tax purposes.  Deferred income taxes are provided using the asset and liability method for temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce net deferred tax assets to the amounts which are more likely than not expected to be realized.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
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

Also, commencing in 2009 as a result of the variable interest entity and its corresponding put option, the Company uses the two-class method of calculating earnings per share as the put feature was issued by the Company and requires adjustments to the carrying value of the noncontrolling interest and the income allocable to common shareholders. Certain common stock equivalents of stock options and restricted stock issued and outstanding other than the options included in the table below were excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2011 since their effect was antidilutive.  A summary of the computation is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income allocable to common shareholders	$(3,115)	$150	$(7,871)	$1,108

Denominator:
Weighted average common shares - basic	27,043,135	22,629,050	25,002,236	22,603,323
Effect of dilutive stock options and restricted stock	—	539,503	—	494,747
Weighted average common shares – dilutive	27,043,135	23,168,553	25,002,236	23,098,070

Basic net (loss) income per share	$(0.12)	$0.01	$(0.31)	$0.05
Diluted net (loss) income per share	$(0.12)	$0.01	$(0.31)	$0.05

Total antidilutive stock options and restricted stock issued, outstanding or granted	981,276	1,814,198	943,276	1,814,198

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In January 2010, the Company adopted the ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force,” which eliminates the use of the residual method for allocating consideration,  and in the absence of vendor specific objective evidence or third-party evidence allows for the use of estimated selling price to determine the fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The Company adopted ASU 2010-28 in the first quarter of 2011 and the impact of adopting ASU 2010-28 will not be known until evaluations for goodwill impairment are performed at our annual impairment testing date or more frequently if indicators of potential impairment exist.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and noted it had no impact on its disclosures through September 30, 2011.

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, to increase the prominence of other comprehensive income in financial statements. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Upon adoption, we will have the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-8, “Intangibles - Goodwill and Other (Topic 350).” ASU 2011-8 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-8 will become effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. The standard will become effective for the Company in January 2012 and the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

Critical Accounting Policies and Estimates

As of September 30, 2011, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2010, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

3.  Investments

Short-term and long-term investments at September 30, 2011 are comprised of municipal bonds with varying maturities and credit risk ratings of AA and VMIG 1 or greater by various rating agencies.  Investments are recorded at fair value based on current market rates and are classified as available-for-sale.  The current yield on the Company’s municipal bonds at September 30, 2011 was 2.90%.   Changes in the fair values are primarily attributable to changes in interest rates and are included in accumulated other comprehensive loss in the accompanying consolidated financial statements.

The following is a summary of the available-for-sale investments at September 30, 2011:

	Cost	Realized loss	Unrealized loss	Fair market value
Municipal securities	$67,747	$(62)	$(377)	$67,308

4. Acquisitions

Salary.com

On October 1, 2010, the Company acquired Salary.com, Inc., (“Salary.com”), a provider of on-demand compensation software that helps businesses and individuals manage pay and performance, for approximately $78,375 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $4,446, was approximately $82,821, including acquired intangibles of $62,700, with estimated useful lives between 3 and 10 years.  The valuation of the identified intangibles was determined based upon estimated discounted incremental future cash flow to be received as a result of these relationships.  As part of the Salary.com transaction the Company was required to repay approximately $2,525 of Salary.com’s debt during the fourth quarter of 2010. During the nine month period ended September 30, 2011 and the three month period ending December 31, 2010, the Company paid severance payments totaling $542 and $2,626, respectively, resulting in an ending accrued severance balance of $89 and $631 as of September 30, 2011 and December 31, 2010, respectively.  The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. The Company believes there is a significant opportunity to expand the adoption of Salary.com’s product line in large global organizations because its compensation analysis software is highly synergistic with our current suite of talent acquisition and retention solutions.  Salary.com’s results of operations were included in the Company’s consolidated financial statements beginning on October 1, 2010.

The Company believes that the compensation products developed by Salary.com will be complementary to our Kenexa 2x platform™ and will help us remain competitive in the talent acquisition market. As a result of an election made in 2010 pursuant to I.R.S. Section 338(g), the goodwill and related intangible assets from the Salary.com acquisition are being amortized for tax purposes over a fifteen year period.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions (continued)

                Pursuant to ASC 805-10-50, Business Combinations, the preliminary purchase price allocation for the initial assumed tax liability of Salary.com was adjusted following the completion of the final or termination tax filing which occurred during the three months ended September 30, 2011.  This purchase price or measurement period adjustment resulted in a reduction to the preliminary goodwill and taxes payable recorded in the opening balance sheet at the acquisition date in the amount of $1,757, and has been reflected retrospectively in the consolidated balance sheet for the period ended December 31, 2010.  The reduction in taxes payable resulted from an election taken by the Company relating to deductions pertaining to net operating loss carryforwards (NOLs) of the predecessor company and use of such NOLs to offset the Alternative Minimum Tax liability estimated at the date of acquisition.  No further purchase price adjustments for Salary.com are anticipated, however if any arise, they will be recorded in the consolidated statement of operations as the measurement period ended on September 30, 2011.

Talentmine

On January 11, 2011, the Company acquired substantially all of the assets and assumed selected liabilities of Talentmine, LLC (“Talentmine”) a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $4,304, including cash and accrued consideration.  The total cost of the acquisition, including legal, accounting, and other professional fees of $13, was approximately $4,317.  The former shareholder for Talentmine is eligible, during calendar year 2011, to receive an earnout payment not to exceed $2,000 based upon meeting product sales and other targets as defined in the purchase agreement.  The Company evaluated the earnout provisions contained in the acquisition agreement as of the purchase date and determined that the likelihood of meeting certain benchmarks was sufficient to accrue additional consideration totaling $1,304 in the financial statements as of March 31, 2011.  During the three months ended September 30, 2011 these benchmarks were reevaluated and no change to the additional consideration was considered necessary.  The earnout is expected to be paid in the first quarter of 2012.  The acquisition of Talentmine will provide the Company with valuable assessment content, intellectual property and key talent. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  Talentmine’s results of operations were included in the Company’s consolidated financial statements beginning on January 11, 2011.  Due to the nature of the acquisition, the goodwill and related intangible assets from the Talentmine acquisition are being amortized and will be deducted for tax purposes over a fifteen year period.

JRA Technology Ltd.

On February 14, 2011, the Company entered into a share purchase agreement with JRA Technology Ltd. (“JRA”), a leading provider of employee climate/culture and related surveys based in Auckland, New Zealand, for a purchase price of approximately NZD 8,973 or $6,859 in cash with an adjustment for certain working capital accounts as defined in the purchase agreement.  The total cost of the acquisition, including legal, accounting, and other professional fees of $58, was approximately $6,917.  In connection with the acquisition, $675 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against JRA under the acquisition agreement.  The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of JRA.  The acquisition of JRA enhances the Company’s global position in the survey market by broadening our solution suite and increasing our geographic reach.  The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  JRA’s results of operations were included in the Company’s consolidated financial statements beginning on February 14, 2011.  Due to the nature of the acquisition, the goodwill will not be amortized for tax purposes, however, related intangible assets will be amortized and deducted for tax purposes.

The Ashbourne Group

On August 2, 2011, the Company entered into a share purchase agreement with The Ashbourne Group (“Ashbourne”), a supplier of HR and occupational psychology services based in London, England, for a purchase price of approximately $1,846 in cash.  The acquisition of Ashbourne will provide the Company with valuable assessment, learning and development products based on government competencies and performance standards. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible assets acquired allocated to goodwill and intangible assets.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Variable Interest Entity

On January 20, 2009, the Company entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China.  In conjunction with the agreement, the Company paid $1,337 as an initial equity contribution and to compensate the former owners of R and J, who transferred their existing business into a new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”).  The initial payment provided the Company with a 46% ownership interest in the variable interest entity, and a presence in China’s human capital management market.  In 2010 and 2009, based upon the preceding year’s operating results for R and J, the Company paid an additional $31 and $206, respectively, for an additional 1% ownership interest, for each year, in the variable interest entity.  At September 30, 2011 and December 31, 2010, the Company had a 48% ownership interest in the variable interest entity.  The payment for the additional 1% ownership interest in the variable interest entity for 2011 was determined based upon the cumulative calculated value of the Company’s 49% ownership based on the preceding year’s operating results for R and J.  The Company expects to pay approximately $2,229 for the additional 1% ownership interest, of which $229 was paid in September and expects to pay the remaining $2,000 during the fourth quarter of 2011 to complete the transfer for the additional 1% ownership.

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

Under the terms of the variable interest entity agreement, the Company has the right to acquire R and J’s remaining interest in the variable interest entity at any time after the earlier of the termination of the general manager’s employment by the variable interest entity or during the first three months of any calendar year beginning on or after January 1, 2013 (call rights).  The purchase price for the remaining ownership interest is based upon the outstanding ownership interest multiplied by the sum of the amount of free cash flow plus four and one-half times the Adjusted EBITDA, as defined in the agreement.  R and J may also require the Company to purchase its interest in the variable interest entity at any time after the earlier of the Company’s acquisition of more than fifty percent of the variable interest entity or January 1, 2011 (put rights).

The noncontrolling interest related to the variable interest entity is subject to periodic adjustments in its carrying amount based on the put rights contained in the agreement.  For the year ended December 31, 2010, the Company accreted $2,202 based upon a calculation of the actual operating results of the variable interest entity for the twelve month period ended December 31, 2010.  For the nine months ended September 30, 2011, the Company accreted $3,159 based upon a calculation of the actual operating results of the variable interest entity for the nine month period ended September 30, 2011.

Pursuant to ASC 480 “Distinguishing Liabilities from Equity” (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”) due to the put rights included in the agreement, the Company has presented the estimated fair value of R and J’s 52% ownership interest and the calculated value of the put right in the variable interest entity amounting to $7,428 and $4,052 at September 30, 2011 and December 31, 2010, respectively, in noncontrolling interest and classified the amount as temporary equity on the consolidated balance sheet.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6.  Prepaid Expenses and Other Assets

Deferred implementation costs, which were accrued prior to the adoption of ASU 2009-13, represent internal payroll and other costs incurred in connection with the configuration of the sites associated with the Company’s internet hosting arrangements.  These costs will be deferred until such time as the hosting or license period for those specific contracts commences, at which time these costs will be expensed over the hosting period.

	September 30, 2011	December 31, 2010
Prepaid expenses	$8,116	$4,414
Deferred implementation costs	2,363	2,834
Other current assets	1,804	1,534
Total prepaid expenses and other current assets	$12,283	$8,782

7.  Other Long-Term Assets

Other long-term assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Acquisition related escrow balances (1)	$622	$1,077
Security deposits	1,355	3,055
Deferred implementation costs	2,106	4,028
Other long-term assets	3,430	2,890
Total other long-term assets	$7,513	$11,050

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

	Nine months ended
	September 30, 2011	September 30, 2010
Capitalized internal-use software costs	$11,255	$9,156
Research and development expenses	14,176	7,693
Total capitalized software costs and research and development expenses	$25,431	$16,849

Amortization of capitalized internal-use software costs was $2,540 and $7,113 for the three and nine months ended September 30, 2011, respectively, and $1,878 and $5,032 for the three and nine months ended September 30, 2010, respectively.

9.  Goodwill

The Company has recorded goodwill in accordance with the provisions of FASB ASC 350, “Intangibles-Goodwill and Other.” The Company evaluates its goodwill for impairment annually or more frequently if indicators of potential impairment exist. Management determined that there were no triggering events during the three months ended September 30, 2011 that would require an interim impairment test of goodwill.

The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2010	$32,9355
Acquisitions or adjustments:
Talentmine, LLC	3844
JRA Technology Ltd.	4,6177
Ashbourne	2,1422
Foreign currency and other	4788
Balance as of September 30, 2011	$40,5566

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10.  Property, Equipment and Software

A summary of property, equipment and capitalized software and related accumulated depreciation and amortization as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Equipment	$22,249	$20,073
Software	52,232	39,849
Office furniture and fixtures	2,716	2,377
Leasehold improvements	3,983	2,834
Land	678	744
Building	8,082	8,639
Software in development	4,829	5,283
Total property, equipment and software	94,769	79,799
Less accumulated depreciation and amortization	49,318	38,583
Total property, equipment and software, net of accumulated depreciation and amortization	$45,451	$41,216

Depreciation and amortization expense is excluded from cost of revenues.  Equipment and office furniture and fixtures included gross assets under capital leases totaling $2,820 and $2,254 at September 30, 2011 and December 31, 2010, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $4,673 and $13,483 for the three and nine months ended September 30, 2011, respectively, and $3,563 and $9,947 for the three and nine months ended September 30, 2010, respectively.

Pursuant to FASB ASC 360, “Property, Plant and Equipment,” the Company reviewed its fixed assets and determined that the fair value exceeded the carrying value, and therefore did not record any fixed asset impairment as of September 30, 2011.

11. Other Accrued Liabilities

    Other accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
Accrued professional fees	$2,469	$667
Straight line rent accrual	2,618	1,317
Other taxes payable	806	1,416
Income taxes payable	2,476	1,626
Other liabilities	3,616	2,981
Contingent consideration (1)	—	2,000
Contingent purchase price (2)	1,304	—
Total other accrued liabilities	$13,289	$10,007

(1)	Contingent consideration relates to the Genesys Shareholders Suit (refer to Footnote 14 – Commitment and Contingencies for additional information.)
(2)	Contingent purchase price relates to the Talentmine Earnout provision (refer to Footnote 4 – Acquisitions for additional information.)

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Line of Credit

On October 20, 2010, the Company entered into a senior secured credit agreement (the “amended credit agreement”) with PNC Bank.  The maximum amount available under the amended credit agreement is $60,000, comprised of a $35,000 revolving facility, including a sublimit of up to $5,000 for letters of credit and a sublimit of up to $2,500 for swing loans (the “Revolving Facility”), and a $25,000 term facility (the “Term Facility”). The Company may request to increase the maximum amount available under the Revolving Facility to $50,000.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. The Company and each of its U.S. subsidiaries are guarantors of the obligations under the amended credit agreement. Borrowings under the amended credit agreement are secured by substantially all of the Company’s assets (including a pledge of the capital stock of our subsidiaries (but limited to only 65% of the voting stock of first-tier foreign subsidiaries)).  For the year ended December 31, 2010, the Company recorded $611 in deferred financing costs in connection with its credit agreements.  As of September 30, 2011, the Company had outstanding borrowings of $31,250 with an average interest rate of 3.05% in connection with its acquisitions and working capital requirements.

Borrowings under the amended credit agreement are cross-collateralized by a first priority perfected lien on the Company’s assets including, but not limited to, receivables, inventory, equipment, furniture, general intangibles, fixtures, real property and improvements.  The amended credit agreement contains various terms and covenants that provide for restrictions on payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with its financial covenants at September 30, 2011.

In March 2011 and October 2010 in connection with borrowings of the $25,000 and $10,000 under the Term and Revolver Facilities, the Company entered into three interest rate swap agreements.  As of September 30, 2011 the notional amount totaled $31,250 with a quarterly weighted fixed rate of 1.16%. These swaps are set to expire in October 2013.  The Company entered into these swaps to manage fluctuations in cash flows resulting from interest rate risk.

The Company has not designated any of its interest rate swaps as a hedge. The Company records each interest rate swap on its balance sheet at fair market value with the changes in fair value recorded as net gains or loss on change in fair market value of investments, net in its Consolidated Statement of Operations. During the year ended December 31, 2010, the Company recorded a gain of $16 for the change in the fair value of its interest rate swap.  During the three and nine months ended September 30, 2011, the Company recorded a loss of $65 and $329, respectively, for a change in the fair value of its interest rate swaps.  See Footnote 2 - Summary of Significant Accounting Policies - Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate swap.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

13.  Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate which does not include the effect of discrete events that may occur during the year.  The effect of any discrete events is reflected in the quarter in which the event occurs.  The 2011 effective tax rate is higher than the 35% statutory U.S. Federal rate primarily due to losses in jurisdictions where we recorded a valuation allowance.

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

During the period ended September 30, 2011, the valuation allowance increased from $12,143 at December 31, 2010 by approximately $3,111 to $ 15,254 as management continues to believe, based on the weight of available evidence, that it is more likely than not that some of the deferred tax asset will not be realized.

The determination of the level of valuation allowance is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions.  Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

14.  Commitments and Contingencies

Litigation

Taleo litigation

    On June 28, 2011, Kenexa Corporation and its subsidiaries (“Kenexa”) and Taleo Corporation and its subsidiaries (“Taleo”) (together, the “parties”) entered into a settlement agreement and other related documents resolving all outstanding litigations between the parties (“Settlement Agreement”).  As a result of the Settlement Agreement, all litigations between the parties have been dismissed with prejudice.  The Settlement Agreement also includes a license of certain Kenexa intellectual property to Taleo and a license of certain Taleo intellectual property to Kenexa.  A $3,000 net cash settlement to Kenexa for all intellectual property licenses and settlement of litigations was recorded in the second quarter as a reduction to legal expenses.
Genesys Shareholder Suit

On October 1, 2010, Kenexa completed its acquisition of Salary.com, Inc. which included responsibility for the suit filed on August 13, 2010 by former shareholders and option holders of Genesys Software Systems, Inc. (the “Genesys Parties” and “Genesys,” respectively) against Salary.com, Inc. and Silicon Valley Bank –Trustee Process Defendant in Massachusetts Superior Court.  The Genesys Parties asserts claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Massachusetts Unfair Business Practices Act, and declaratory judgment seeking damages of $2,000 in contingent consideration related to the purchase of Genesys by Salary.com, plus other monetary damages and fees.  On September 7, 2010, Salary.com filed an answer and counterclaim against the Genesys Parties, and certain former shareholders of Genesys, asserting breach of contract, breach of implied covenants of good faith and fair dealing, fraud, violation of the Massachusetts Unfair Business Practices Act, civil conspiracy, negligent misrepresentation, and declaratory judgment seeking to dismiss the original complaint and unspecified monetary damages.  The $2,000 in contingent consideration was accrued for in the financial statements at December 31, 2010.  The parties entered into a settlement agreement in September 2011 whereby Kenexa paid $1,780 in contingent consideration.  On October 5, 2011, the Court dismissed the action with prejudice.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

15.  Equity

On May 25, 2011, the Company completed a public offering of 3,000,000 shares of its common stock at a price to the public of $27.75 per share.  Net proceeds to the Company aggregated approximately $79,475 after payment of all offering fees and underwriters’ commission and offering expenses of $237.  On May 25, 2011, the underwriters exercised their over-allotment option under the terms of the underwriting agreement to purchase 450,000 additional shares of common stock.  Net proceeds to the Company following the sale of the over-allotment shares were $11,957.

Rollforward of Shares

The Company’s common shares issued for the three months ended September 30, 2011 and the year ended December 31, 2010 are as follows:

Common Shares
December 31, 2010 ending balance	22,900,253
Stock option exercises	661,752
Restricted stock	28,354
Employee Stock Purchase Plan	16,891
Shares from public offering	3,450,000
September 30, 2011 ending balance	27,057,250

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

At the 2011 annual meeting of shareholders, an additional 1,900,000 shares of common stock were approved by the Company’s shareholders for issuance under the plan.  As of September 30, 2011, there were 2,962,998 options to purchase shares of common stock and 200,254 shares of restricted stock outstanding under the plan.  The Company is authorized to issue up to an aggregate of 6,742,910 shares of its common stock under the plan.  As of September 30, 2011, a total of 1,941,719 shares of common stock were available for future grants under the plan.

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

The fair value of market-based, performance vesting share awards granted is calculated using a Monte Carlo valuation model that simulates various potential outcomes of the option grant and values each outcome using the Black-Scholes valuation model which yields a fair market value of the Company's common stock on the date of the grant (measurement date).  This amount is recognized over the vesting period, using the straight-line method. Since the award requires both the completion of four years of service and the share price reaching predetermined levels as defined in the option agreement, compensation cost will be recognized over the four year explicit service period.  If the employee terminates prior to the four-year requisite service period, compensation cost will be reversed even if the market condition has been satisfied by that time. The total grant date fair value of the options granted during 2008 using the Monte Carlo valuation model was $1,026.

The Company records share-based compensation expense in the following categories included in the accompanying consolidated statement of operations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of revenues	$69	$40	$187	$195
Sales and marketing	273	226	708	776
General and administrative	1,329	631	3,335	2,253
Research and development	136	113	363	354
Total share-based compensation expense	$1,807	$1,010	$4,593	$3,578

As of September 30, 2011, there was $8,760 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2005 Option Plan.  That cost is expected to be recognized over a weighted-average period of 1.467 years.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

16. Stock Plans (continued)

Stock Options

The Company estimates the fair value of stock option awards using the Black-Scholes valuation model.  As of the third quarter ended September 30, 2011 expected volatility was based upon the Company’s stock volatility.  Historically, expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options.  The estimated forfeiture rate was based upon an analysis of historical data.  The risk-free rate was based on U.S. Treasury zero coupon bond yields for periods commensurate with the expected term at the time of grant.

The following table provides the assumptions used in determining the fair value of service-based stock option awards (unaudited):

	Quarter ended September 30, 2011	Quarter ended June 30, 2011	Quarter ended March 31, 2011	Year ended December 31, 2010
Expected volatility	64.42%	63.09-63.50%	62.85%	61.20-65.91%
Expected term (in years)	6.25	3-6.25	6.25	3-6.25
Expected dividends	—	—	—	—
Risk-free rate	1.35%	0.71-2.22%	2.88%	0.98-3.27%

A summary of the activity of stock options under all plans as of September 30, 2011 is as follows:

	Outstanding Options
	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. remaining contractual life in years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2010	3,314,532	$14.07
Granted	409,068	$25.38
Exercised	(661,752)	$12.48		$9,159
Forfeited or expired	(98,850)	$16.93
Outstanding at September 30, 2011	2,962,998	$15.89	5.50	$13,520
Exercisable at September 30, 2011	1,295,255	$20.69	2.84	$3,394

A summary of the status of the Company’s unvested stock options for the period ended September 30, 2011 is presented below:

Unvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Unvested at December 31, 2010	1,732,947	$4.46
Granted	409,068	14.97
Vested	(418,022)	5.89
Forfeited or expired	(56,250)	4.32
Unvested at September 30, 2011	1,667,743	$6.69

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

16. Stock Plans (continued)

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units is measured based upon the closing NASDAQ Global Market, LLC price of the Company’s underlying stock as of the date of grant.  Restricted stock and restricted stock units are amortized over the vesting period using the straight-line method.  Upon vesting, restricted stock units convert into an equivalent number of shares of common stock.

A summary of the activity of restricted stock awards and restricted stock units under all plans as of September 30, 2011 is as follows:

	Restricted Stock Units	Wtd. Avg. Grant Date Fair Value	Restricted Stock Awards	Wtd. Avg. Grant Date Fair Value
Balance at December 31, 2010	97,800	$11.68	13,758	$14.39
Awarded	117,050	$28.32	7,104	$27.88
Released/vested	(21,250)	$10.50	(13,758)	$14.39
Forfeited/cancelled	(450)	$27.08	—	$—
Outstanding/unvested at September 30, 2011	193,150	$21.86	7,104	$27.88

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP), which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the NASDAQ Global Select Market, LLC on the offering date.  The Company has granted rights to purchase up to 500,000 common shares to employees under the ESPP. The ESPP is not considered a compensatory plan in accordance with FASB ASC 718 and requires no compensation expense to be recognized.  As of September 30, 2011, there were 370,341 shares available for issuance pursuant to our ESPP.  Shares of our common stock purchased under the ESPP were 16,891 and 33,263 for the periods ended September 30, 2011 and December 31, 2010, respectively.

17. Related Party

One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP.  This firm has represented the Company since 1997.  The Company paid Pepper Hamilton LLP, net of insurance coverage, $306 and $526 for the three and nine months ended September 30, 2011, respectively, and $42 and $515 for the three and nine months ended September 30, 2010, respectively.  The payments to Pepper Hamilton LLP include services for our class action shareholders litigation, acquisitions, credit facility and public offering.  The amount payable to Pepper Hamilton as of September 30, 2011 and December 31, 2010 was $50 and $177, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

18. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three and nine months ended September 30, 2011 and 2010.

	For the three months ended September 30,				For the nine months ended September 30,
	2011		2010		2011		2010
Country	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
United States	$56,235	74.3%	$36,835	72.5%	$151,197	73.9%	$100,401	74.2%
United Kingdom	5,715	7.6%	4,615	9.1%	17,212	8.4%	10,825	8.0%
Germany	1,345	1.8%	1,704	3.3%	4,180	2.0%	4,424	3.3%
The Netherlands	768	1.0%	954	1.9%	1,959	1.0%	2,060	1.5%
Other European Countries	3,362	4.4%	2,753	5.4%	9,729	4.8%	6,480	4.8%
Canada	1,989	2.6%	947	1.9%	5,221	2.5%	2,587	1.9%
China	2,445	3.2%	1,553	3.1%	6,297	3.1%	3,766	2.8%
Other	3,844	5.1%	1,423	2.8%	8,901	4.3%	4,770	3.5%
Total	$75,703	100.0%	$50,784	100.0%	$204,696	100.0%	$135,313	100.0%

The following table summarizes the distribution of assets by geographic region.

	September 30, 2011		December 31, 2010
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$326,265	82.2%	$255,061	83.0%
United Kingdom	27,132	6.8%	20,964	6.8%
India	10,046	2.5%	10,956	3.6%
Germany	5,399	1.4%	4,661	1.5%
China	6,844	1.7%	5,606	1.8%
Ireland	2,351	0.6%	3,257	1.1%
Other	18,845	4.8%	6,917	2.2%
Total	$396,882	100.0%	$307,422	100.0%

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

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions that enable organizations to more effectively recruit and retain employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices.  We complement our software applications with tailored combinations of proprietary content, outsourcing services and consulting services based on our 24 years of experience assisting customers in addressing their Human Resource (HR) requirements. Together, our software applications, content and services form complete solutions that our customers find more effective than the point technology or service solutions available from other vendors. We believe that these solutions enable our customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

We derive revenue primarily from two sources, subscription fees for our solutions and fees for discrete professional services.  Subscription revenue comprised approximately 70.6% and 73.1% of our total revenues for the three and nine months ended September 30, 2011, respectively.  Our customers typically purchase multi-year subscriptions and during the three and nine months ended September 30, 2011, renewed approximately 90% of the aggregate value of subscription contracts subject to renewal.  In addition, we recognize subscription revenue ratably over the term of the underlying contract.  These aspects of our business model provide us with recurring revenue streams and revenue visibility.

We market our solutions primarily to organizations with more than 2,000 employees. As of June 30, 2011, we had a global customer base of approximately 7,250 companies across a number of industries, including financial services and banking, manufacturing, government, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including approximately 240 companies on the Fortune 500 list published in May 2011.  Our customer base includes companies that we billed for services during the period ended June 30, 2011 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $38.6 million and $99.1 million, or 51.0% and 48.4%, of our total revenue for the three and nine months ended September 30, 2011, respectively.

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

    On May 25, 2011, we completed a public offering of 3,000,000 shares of our common stock at a price to the public of $27.75 per share. We also sold an additional 450,000 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $91.4 million.

    On June 28, 2011, we entered into a settlement agreement with Taleo Corporation resolving all outstanding litigations between the parties.  As a result all litigations between Taleo and us have been dismissed with prejudice.  The settlement agreement also includes a license of certain Kenexa intellectual property to Taleo and a license of certain Taleo intellectual property to Kenexa. A $3.0 million net cash settlement to Kenexa for all intellectual property licenses and settlement of litigations was recorded in the second quarter as a reduction to legal expenses.

    In June 2011, we entered into a settlement agreement with Dorno Investment Partners, LLC and on June 30, 2011, the Court dismissed the action with prejudice.

    On August 2, 2011, we entered into a share purchase agreement with The Ashbourne Group (“Ashbourne”), a supplier of HR and occupational psychology services based in London, England, for a purchase price of approximately $1.8 million in cash.  We believe the acquisition of Ashbourne will provide us with valuable assessment, learning and development products based on government competencies and performance standards.

    In September 2011, we entered into a settlement agreement with the Genesys Parties whereby Kenexa paid approximately $1.8 million in contingent consideration.  On October 5, 2011, the Court dismissed the action with prejudice.

    On October 27, 2011, we announced the pending transfer of our common stock listing from NASDAQ to the New York Stock Exchange ("NYSE"). Our Common Stock has been authorized for listing and is scheduled to begin trading on the NYSE on November 9, 2011 under its current ticker symbol "KNXA."  We will continue to trade on the NASDAQ until the transfer is complete.

Sources of Revenue

We derive revenue primarily from two sources: subscription revenue and other revenue.

Subscription revenue

Subscription revenue for our solutions is comprised of subscription fees from customers accessing our on-demand software, proprietary content, outsourcing services and consulting services and from customers purchasing additional support that is not included in the basic subscription fee.  Our customers primarily purchase renewable subscriptions for our solutions. The typical subscription term is one to three years, with some terms extending up to five years. We generally price our solutions based on the number of software applications and services included and the number of customer employees with access to such applications. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.  Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice.  The majority of our subscription agreements are not cancelable for convenience, but our customers have the right to terminate their contracts for cause if we fail to provide the agreed-upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled.

Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met.  As of September 30, 2011, deferred revenue increased by $11.2 million or 14.8% to $87.3 million from $76.1 million at December 31, 2010.  The increase in deferred revenue is a result of the increase in bookings and billings for our products, content and services and an increase in sales of multiple arrangements.

For the three and nine months ended September 30, 2011, our customers renewed approximately 90% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal for each of those periods.  We expect the overall renewal rate to continue to be in the 90% range that we regularly achieved during pre-recessionary periods.

Other revenue

We derive other revenue from the sale of discrete professional services, success fees, pass through of subcontractor expenses, and reimbursements for out-of-pocket expenses.  The major contributor to our other revenue is success fees received from our recruitment outsourced customers.  Discrete professional services include consulting and training services.

Revenue by geographic region

For the nine months ended September 30, 2011, approximately 73.9% of our total revenue was derived from sales in the United States. Foreign revenue that we generated from customers in the United Kingdom, Germany, China and Canada represented approximately 8.4%, 2.0%, 3.1% and 2.5% of our total revenue, respectively.  Revenue from other countries amounted to an aggregate of 10.1% of our total revenue. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the nine months ended September 30, 2011.  For the nine months ended September 30, 2011, the percentage of revenue derived from sales in the United States decreased slightly from the prior year due our emphasis on global expansion.

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

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for our executive, finance and accounting, human resources and administrative personnel.  Professional fees, rent and other corporate expenses are also included in general and administrative expense.

Research and Development

Research and development expenses primarily consist of personnel and related costs, including salaries, and employee benefits for software engineers, quality assurance engineers, user interface designers, architects, product managers, project managers, technical sales engineers and management information systems personnel and third-party consultants.  Our research and development efforts have been devoted to the development of new products and new features for our existing products.  Investments also include further development and deeper integrations of Kenexa content in support of its integrated talent management strategy.

We continue to enhance our  2x product suite which includes Kenexa 2x Recruit®, Kenexa 2x BrassRing®, Kenexa 2x Perform®, Kenexa 2x Onboard® and Kenexa 2x Mobile® with increased functionality, module touch points, and performance.  Future modules on the 2x platform include Kenexa 2x Assess™, Kenexa 2x Compensation™, and others as well as a leveraged use of Kenexa’s rich set of content.  We believe that Kenexa 2x enables customers to improve productivity, increase cost savings, ensure compliance with corporate and legal mandates, and raise employee engagement.

Depreciation and Amortization

Depreciation costs are related to our capitalized equipment, software, furniture and fixtures, leasehold improvements, and building.  Amortization costs are related to our intangible assets.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the year ended December 31,	For the three months ended September 30,		For the nine months ended September 30,
	2010	2011	2010	2011	2010
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue at the beginning of the period	$49,964	$84,950	$57,844	$76,052	$49,964
Total invoiced subscriptions during period	166,468	55,843	40,386	160,811	117,638
Deferred revenue from acquisition	14,309	—	242	—	242
Subscription revenue recognized during period	(154,689)	(53,462)	(39,764)	(149,532)	(109,136)
Deferred revenue at end of period	$76,052	$87,331	$58,708	$87,331	$58,708

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

Litigation-related proceeds and one-time settlement fees.  Litigation-related activity which includes settlement proceeds and one-time fees are excluded from our non-GAAP financial measures due to their infrequent and or unusual nature and are not expected to recur.  We believe that excluding these amounts provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results for future periods with results from past periods.

Deferred revenue associated with acquisition.  Deferred revenue consists of the impact of the write down of the deferred revenue associated with purchase accounting for the Salary.com acquisition.  This effect is added back since we believe its inclusion provides a more accurate depiction of total revenue arising from the Salary.com acquisition.

Non-GAAP cash from operating activities.  Non-GAAP cash from operating activities consists of GAAP cash flows from operating activities adjusted for non-recurring payments of liabilities associated with our litigations and acquisitions and cash received from our Taleo litigation settlement.  These exclusions are made to GAAP cash from operations to facilitate a consistent and more meaningful comparison to the prior year period.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash from operating activities	$10,857	$6,589	$31,442	$22,569
Payments associated with acquisitions	—	945	696	945
Taleo settlement	—	—	(3,000)	—
Settlements associated with litigations, net	1,780	—	1,395	—
Non-GAAP cash from operating activities	$12,637	$7,534	$30,533	$23,514

Non-GAAP revenue.  Non-GAAP revenue consists of GAAP revenue and the effect of the write down of the deferred revenue associated with purchase accounting for the Salary.com acquisition.  The written-down deferred revenue is added back to non-GAAP revenue because we believe its inclusion provides a more accurate depiction of total revenue arising from the Salary.com acquisition.

Non-GAAP subscription revenue as a percentage of total revenue.  Non-GAAP subscription revenue as a percentage of total revenue can be derived from our consolidated statements of operations adjusted to add back the write-down of the deferred revenue associated with purchase accounting for the Salary.com acquisition as described above.  We expect that the percentage of non-GAAP subscription revenue will be within a range of 73% to 76% of our total revenues in 2011.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Subscription revenue	$53,462	$39,764	$149,532	$109,136
Add: deferred revenue associated with acquisition	1,525	—	6,809	—
Non-GAAP subscription revenue	54,987	39,764	156,341	109,136
Other revenue	22,241	11,020	55,164	26,177
Non-GAAP revenue	77,228	50,784	211,505	135,313

Cost of revenues	29,693	17,957	79,905	46,828
Add: share-based compensation expense	69	40	187	195
Non-GAAP gross profit	$47,604	$32,867	$131,787	$88,680

Non-GAAP subscription revenue as a percentage of total non-GAAP revenue	71.2%	78.3%	73.9%	80.7%
Non-GAAP gross profit as percent of total non-GAAP revenue	61.6%	64.7%	62.3%	65.5%

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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income (loss) from operations	$1,350	$1,483	$(987)	$3,253
Share-based compensation expense	1,807	1,010	4,593	3,578
Amortization of acquired intangibles	3,571	777	10,685	2,510
Acquisition-related fees	—	945	159	945
Deferred revenue associated with acquisition	1,525	—	6,809	—
Taleo settlement	—	—	(3,000)	—
Litigation-related fees	—	—	1,416	—
Non-GAAP income from operations	$8,253	$4,215	$19,675	$10,286

5.  Results of Operations

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statement of operations.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands)

	For the three months ended September 30,				For the nine months ended September 30,
	2011		2010		2011		2010
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues:
Subscription	$53,462	70.6%	$39,764	78.3%	$149,532	73.1%	$109,136	80.7%
Other	22,241	29.4%	11,020	21.7%	55,164	26.9%	26,177	19.3%
Total revenues	75,703	100.0%	50,784	100.0%	204,696	100.0%	135,313	100.0%
Cost of revenues	29,693	39.2%	17,957	35.4%	79,905	39.0%	46,828	34.6%
Gross profit	46,010	60.8%	32,827	64.6%	124,791	61.0%	88,485	65.4%
Operating expenses:
Sales and marketing	16,390	21.7%	11,642	22.9%	46,353	22.6%	32,540	24.0%
General and administrative	15,114	20.0%	12,084	23.8%	41,081	20.1%	32,542	24.0%
Research and development	4,912	6.5%	3,277	6.5%	14,176	6.9%	7,693	5.7%
Depreciation and amortization	8,244	10.9%	4,341	8.5%	24,168	11.8%	12,457	9.2%
Total operating expenses	44,660	59.1%	31,344	61.7%	125,778	61.4%	85,232	62.9%
Income (loss) from operations	1,350	1.7%	1,483	2.9%	(987)	(0.4)%	3,253	2.4%
Interest income (expense), net	59	0.1%	72	0.1%	(725)	(0.4)%	355	0.3%
Loss on change in fair market value investments, net	(127)	(0.1)%	(382)	(0.8)%	(391)	(0.2)%	(379)	(0.3)%
Income (loss) before income taxes	1,282	1.7%	1,173	2.2%	(2,103)	(1.0)%	3,229	2.4%
Income tax expense	(1,602)	(2.1)%	(26)	—%	(2,172)	(1.1)%	(906)	(0.7)%
Net (loss) income	$(320)	(0.4)%	$1,147	2.2%	$(4,275)	(2.1)%	$2,323	1.7%

Comparison of the Three and Nine months Ended September 30, 2011 and 2010

Revenues

	For the three months ended September 30,				For the nine months ended September 30,
	2011	2010	Change	Percent	2011	2010	Change	Percent
Revenues:
Subscription	$53,462	$39,764	$13,698	34.4%	$149,532	$109,136	$40,396	37.0%
Other	22,241	11,020	11,221	101.8%	55,164	26,177	28,987	110.7%
Total revenues	$75,703	$50,784	$24,919	49.1%	$204,696	$135,313	$69,383	51.3%

Summary of changes in Revenues

The increase in total revenue for the three and nine months ended September 30, 2011 was primarily due to an increase in demand across our product and service offerings for both subscription and other revenue.  Subscription revenue increased due to the implementations of large customer wins across our various product lines and the inclusion of revenue from our acquisitions which contributed $10.8 million and $30.7 million, for the three and nine months ended September 30, 2011, respectively.  The increase in other revenue is primarily due to increased success fees received from our recruitment process outsourcing or “RPO” activity and discrete professional services, which consist of consulting and training services.  We expect our subscription-based and other revenues to continue to increase in 2011 due to the improved business environment for our products, content and service, renewals by existing customers, sales to new customers and new sales of our 2x platform™.

Cost of Revenues

	For the three months ended September 30,				For the nine months ended September 30,
	2011	2010	Change	Percent	2011	2010	Change	Percent

Cost of revenues	$29,693	$17,957	$11,736	65.4%	$79,905	$46,828	$33,077	70.6%

Summary of changes in Cost of Revenues

	Change from 2010 to 2011
	Three months ended	Nine months ended
	September 30,	September 30,

Employee-related	$8,746	$23,613
Third-party fees	1,685	7,088
Reimbursed expenses	1,276	2,385
Share-based compensation	29	(9)
	$11,736	$33,077

The increase in cost of revenues during the three and nine months ended September 30, 2011 was primarily due to increased headcount from our acquisitions and headcount necessary to support our new and expanded customers’ demand for our solutions and services.  The increase in third-party fees was due to an increase in non-billable travel and other expenses, hosting fees, job postings and outside consultants to support our increased revenues.  Overall the combined increased headcount and changes in the mix of other revenue versus subscription revenue increased the cost to deliver our solutions.

Operating Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2011	2010	Change	Percent	2011	2010	Change	Percent

Sales and marketing	$16,390	$11,642	$4,748	40.8%	$46,353	$32,540	$13,813	42.4%
General and administrative	15,114	12,084	3,030	25.1%	41,081	32,542	8,539	26.2%
Research and development	4,912	3,277	1,635	49.9%	14,176	7,693	6,483	84.3%
Depreciation and amortization	8,244	4,341	3,903	89.9%	24,168	12,457	11,711	94.0%
Total	$44,660	$31,344	$13,316	42.5%	$125,778	$85,232	$40,546	47.6%

Summary of changes in Sales and Marketing Expense

	Change from 2010 to 2011
	Three months ended	Nine months ended
	September 30,	September 30,

Employee-related	$3,971	$10,721
Marketing	(368)	646
Share-based compensation	47	(68)
Various other expenses	1,098	2,514
	$4,748	$13,813

The increase in sales and marketing expense during the three and nine months ended September 30, 2011 was due primarily to increases in employee-related expense in connection with the expansion of our sales and marketing teams both internally and from our recent acquisitions.  Marketing expense decreased for the three months ended September 30, 2011 as a result of the timing of various marketing events, including the World Conference versus the prior year.  For the nine months ended September 30, 2011, the increase in marketing was the result of our continued investment in our branding and marketing campaigns. The increase in various other expenses during the three and nine months ended September 30, 2011 is due to increases in travel expenses, costs associated with trade shows and third party consultants.

We expect sales and marketing expense to increase in terms of absolute dollars for the remainder of the year due to increased staff expenses and continued investment in our branding and marketing campaigns.

Summary of changes in General and Administrative Expense

	Change from 2010 to 2011
	Three months ended	Nine months ended
	September 30,	September 30,

Employee-related	$(98)	$2,521
Rent and utility	593	2,449
Repairs and maintenance	(6)	246
Software and licenses	284	674
Professional services	622	246
Share-based compensation	698	1,082
Various other expenses	937	1,321
	$3,030	$8,539

The increase in general and administrative expense during the three and nine months ended September 30, 2011 was primarily due to an increase in professional services, share-based compensation and rent and utility expenses.  The increase in professional services for the three months ended September 30, 2011 resulted from additional legal costs associated with our on-going and settled litigations.  For the nine months ended September 30, 2011, professional services were offset by the receipt of a payment in connection with the settlement of our litigation suits with Taleo.  The increase in share-based compensation expense resulted from new grants made during the first and second quarter of 2011.  The increase in rent and utility and repairs and maintenance expense resulted from additional costs related to the consolidation of offices during the first and second quarter of 2011 and additional offices added from our acquisitions.  The increase in software and licenses expense resulted from additional maintenance support and licenses needed to support our increased headcount.  For the nine months ended September 30, 2011, employee-related expenses increased due to increases in compensation, including bonus expense, and additional headcount in connection with our acquisitions.

We expect general and administrative expense to increase in terms of absolute dollars over the prior year due to our acquisitions of CHPD, Salary.com and JRA and continued investments in our infrastructure.

Summary of changes in Research and Development Expense

	Change from 2010 to 2011
	Three months ended	Nine months ended
	September 30,	September 30,

Employee-related	$1,098	$5,324
Professional services	505	1,068
Various other expenses	32	91
	$1,635	$6,483

The increase in research and development expense during the three and nine months ended September 30, 2011 was primarily due to an increase in employee-related expenses.  The increase in employee-related costs resulted from increased bonus accruals and compensation costs related to additional headcount added to enhance and upgrade our existing products.  As we continue to execute on our strategies, including continuing to develop and improve feature enhancements and additional models to our 2x platform™, we believe that research and development expenses will increase in 2011 in absolute terms over the prior year.

Summary of changes in Depreciation and Amortization Expense

	Change from 2010 to 2011
	Three months ended	Nine months ended
	September 30,	September 30,

Depreciation expense	$1,110	$3,537
Amortization expense	2,793	8,174
	$3,903	$11,711

The increase in amortization expense during the three and nine months ended September 30, 2011 was primarily due to the acquired intangibles from our acquisitions of CHPD, Salary.com, Talentmine and JRA.  The increase in depreciation expense is due to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software,” being placed into service during the period.  As we continue to execute on our strategies including our 2x platform™ and continuing to develop feature enhancements, we believe that depreciation and amortization expenses will increase in absolute terms in 2011 over the prior year as we place our developed software into service and additional capital purchases.

Income Tax Expense

	For the three months ended September 30,				For the nine months ended September 30,
	2011	2010	Change	Percent	2011	2010	Change	Percent

Income tax expense	$1,602	$26	$1,576	6,061.5%	$2,172	$906	$1,266	139.7%

The increase in income tax expense during the three and nine months ended September 30, 2011 was primarily due to an increase in income before tax, an increase in our valuation allowance for certain entities that are operating at a loss, and changes in uncertain tax positions, offset by decreases in tax rates in certain foreign jurisdictions. Our tax provision for interim periods is determined using an estimate of its annual effective tax rate and the tax effect of discrete tax events, if any, that occur during each interim period.  The 2011 effective tax rate is higher than the 35% statutory U.S. Federal rate primarily due to losses in jurisdictions where we recorded a valuation allowance.

6. Liquidity and Capital Resources

Historically, our primary source of liquidity has been from cash generated from operations, equity offerings and revolving credit facilities.  As of September 30, 2011, we had cash and cash equivalents of $57.6 million and investments of $67.3 million.  In addition, we had borrowings of $31.2 million from our credit and term loans in connection with our acquisitions and to meet our working capital requirements and $0.7 million in capital equipment leases.  We believe that our current cash and cash equivalents, investments, revolving credit facility and projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.  Cash held in foreign denominated currencies was $13.8 million or 24.0% of our total cash balance as of September 30, 2011.  A ten percent change in the exchange rate of the underlying currencies would have changed our cash balances by approximately $1.3 million.

We calculate our quarterly day’s sales outstanding (“DSO”) as ending net accounts receivable divided by quarterly net revenues multiplied by 90.  For the three month periods ended September 30, 2011 and 2010, our DSO was 65 and 62, respectively.

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

On October 20, 2010, we entered into an amended credit agreement with PNC Bank.  The maximum amount available under the amended credit agreement is $60.0 million, comprised of a $35.0 million revolving facility, including a sublimit of up to $5.0 million for letters of credit and a sublimit of up to $2.5 million for swing loans (the “Revolving Facility”), and a $25.0 million term facility (the “Term Facility”). We may request to increase the maximum amount available under the Revolving Facility to $50.0 million.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013.  As of September 30, 2011, we had borrowings of $31.2 million under the amended credit agreement in connection with our acquisitions and working capital requirements.

On January 11, 2011, we acquired substantially all of the assets and assumed selected liabilities of Talentmine, a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $4.3 million, including cash and accrued consideration.

On February 14, 2011, we entered into a share purchase agreement with JRA, a leading provider of employee climate/culture and related surveys based in Auckland, New Zealand, for a purchase price of approximately 9.0 million NZD or $6.9 million in cash with an adjustment for certain working capital accounts as defined in the purchase agreement.

On May 25, 2011, we completed a public offering of 3,000,000 shares of our common stock at a price to the public of $27.75 per share. We also sold an additional 450,000 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $91.4 million.

On August 2, 2011, we acquired substantially all of the assets and liabilities of The Ashbourne Group (“Ashbourne”), a supplier of HR and occupational psychology services based in London, England, for a purchase price of approximately $1.8 million in cash.  We believe the acquisition of Ashbourne will provide us with valuable assessment, learning and development products based on government competencies and performance standards.

Summary of changes in cash and cash equivalents by activity

	For the nine months ended September 30,
	2011	2010	Change	Percent

Cash provided from operations	$31,442	$22,569	$8,873	39.3%
Cash (used in) provided by investing activities	(97,265)	13,085	(110,350)	* %
Cash provided by financing activities	71,086	25,509	45,577	178.7%

*  Not meaningful

Operating Activities

Historically, our largest source of operating cash flows was cash collections from our customers following the purchase and renewal of their software subscriptions.  Payments from customers for subscription agreements are generally received quarterly in advance of providing services.  We also generate significant cash from our recruitment process outsourcing services, and to a lesser extent, our consulting services.  Our primary uses of cash from operating activities are for personnel-related expenditures as well as payments related to taxes and leased facilities.

	For the nine months ended September 30,
	2011	2010	Change
Net (loss) income	$(4,275)	$2,323	$(6,598)
Non-cash charges to net income
Depreciation and amortization	24,168	12,457	11,711
Share-based compensation expense	4,593	3,578	1,015
Deferred tax	(546)	(387)	(159)
Other non-cash charges to net income	1,159	507	652
Changes in working capital
Accounts receivable	(10,580)	(6,896)	(3,684)
Deferred revenue	11,037	8,501	2,536
Other changes in working capital	5,886	2,486	3,400
	$31,442	$22,569	$8,873

The increase in non-cash charges to net income compared to the same period in 2010 is primarily due to the amortization of intangible assets associated with our acquisitions of CHPD, Salary.com, Talentmine and JRA and depreciation expense due to software development projects qualifying for capitalization.  Additionally, stock-based compensation expense resulting from new grants contributed to the increase.

Investing Activities

Net cash used in investing activities was $97.3 million and net cash provided by investing activities was $13.1 million for the nine months ended September 30, 2011 and 2010, respectively.  Cash used in investing activities in the nine months ended September 30, 2011 resulted primarily from $67.7 million in net purchases of available-for-sale investments.  Additionally, $6.7 million, $3.0 million and $1.8 million were used to complete the acquisitions of JRA, Talentmine and Ashbourne, respectively, and $18.0 million was used for capital expenditures and software development.

Financing Activities

Net cash provided by financing activities was $71.1 million and $25.5 million for the nine months ended September 30, 2011 and 2010, respectively.  Net cash provided by financing activities during the nine months ended September 30, 2011 was primarily attributable to net proceeds from our public offering of $91.4 million and common stock issued from our employee stock purchase plan and stock option exercises totaling $8.6 million, offset by net repayments to our term and revolver loans of $28.2 million, repayments of notes payable and capital leases totaling $0.5 million and a contribution to our variable interest entity of $0.2 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

For further information regarding our critical accounting policies, judgments and estimates, please see Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Report and “Critical Accounting Policies” in Item 7 of the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the three and nine months ended September 30, 2011, approximately 74.3% and 73.9% of our total revenue was comprised of sales to customers in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% increase in the value of the U.S. dollar during 2011, relative to each currency in which our non-U.S. generated sales are denominated would have resulted in reduced annual revenues of approximately 2.6% for the three ended September 30, 2011.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were a decrease of $1.1 million and $0.6 million during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively, and are included in other comprehensive income (loss). The foreign currency translation adjustment is not adjusted for income taxes because it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have had a significant effect on our interest income for the three months ended September 30, 2011.

Our variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. To limit the variability of a portion of our interest payments, we entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

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

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Taleo Litigation

    On June 28, 2011, Kenexa Corporation and its subsidiaries (“Kenexa”) and Taleo Corporation and its subsidiaries (“Taleo”) (together, the “parties”) entered into a settlement agreement and other related documents resolving all outstanding litigations between the parties (“Settlement Agreement”).  As a result of the Settlement Agreement, all litigations between the parties have been dismissed with prejudice.  The Settlement Agreement also includes a license of certain Kenexa intellectual property to Taleo and a license of certain Taleo intellectual property to Kenexa.  A $3.0 million net cash settlement to Kenexa for all intellectual property licenses and settlement of litigations was recorded in the second quarter as a reduction to legal expenses.

Genesys Shareholder Suit

On October 1, 2010, Kenexa completed its acquisition of Salary.com, Inc. which included responsibility for the suit filed on August 13, 2010 by former shareholders and option holders of Genesys Software Systems, Inc. (the “Genesys Parties” and “Genesys,” respectively) against Salary.com, Inc. and Silicon Valley Bank –Trustee Process Defendant in Massachusetts Superior Court.  The Genesys Parties asserts claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Massachusetts Unfair Business Practices Act, and declaratory judgment seeking damages of $2.0 million in contingent consideration related to the purchase of Genesys by Salary.com, plus other monetary damages and fees.  On September 7, 2010 Salary.com filed an answer and counterclaim against the Genesys Parties, and certain former shareholders of Genesys, asserting breach of contract, breach of implied covenants of good faith and fair dealing, fraud, violation of the Massachusetts Unfair Business Practices Act, civil conspiracy, negligent misrepresentation, and declaratory judgment seeking to dismiss the original complaint and unspecified monetary damages.  The $2.0 million in contingent consideration was accrued for in the financial statements at December 31, 2010.  The parties entered into a settlement agreement in September 2011 whereby Kenexa paid approxmiately $1.8 million in contingent consideration.  On October 5, 2011, the Court dismissed the action with prejudice.

Salary.com Appraisal Suit

On February 2, 2011, Dorno Investment Partners, LLC filed a Petition for Appraisal of Stock in the Court of Chancery of the State of Delaware against Kenexa Compensation, Inc., (the new name for the surviving entity) subsequent to the all cash, short form merger of Salary.Com, Inc. and Spirit Merger Sub, Inc. on October 1, 2010.  Dorno was the beneficial owner of 143,610 shares of Salary.Com, Inc. common stock on the merger date.  It demanded appraisal of the fair value of 140,000 shares pursuant to Delaware law, together with interest from October 1, 2010, costs, attorney’s fees, and other appropriate relief.  The parties entered into a settlement agreement in June 2011, and on June 30, 2011, the Court dismissed the action with prejudice.

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

November 7, 2011
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