Form 10-K
period 2011-12-31
KENEXA CORP
filed 2012-03-15
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.                        (Check one): Large Accelerated Filer   ☐     Accelerated Filer  ☒    Non-accelerated Filer  ☐   Smaller reporting company  ☐

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes ☐ No☒

    The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2011 was approximately $603,292,010. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2011. For purposes of determining this amount only, the Registrant has defined affiliates of the Registrant to include the executive officers and directors of Registrant and holders of more than 10% of the Registrant’s common stock on June 30, 2011.

    The number of shares outstanding of the Registrant’s Common Stock, as of March 9, 2012 was 27,254,301.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2012 Annual Meeting of Shareholders	Part III

KENEXA CORPORATION
FORM 10-K
DECEMBER 31, 2011

PART I

This Annual Report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, plans, objectives, expectations and intentions and other statements contained herein that are not historical facts and statements identified by words such as “expects,” “anticipates,” “will,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning. These statements may contain, among other things, guidance as to future revenue and earnings, operations, prospects of the business generally, intellectual property and the development of products. These statements are based on our current beliefs or expectations and are inherently subject to various risks and uncertainties, including those factors discussed in “Item 1A - Risk Factors” in this Annual Report on Form 10-K. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors, our ability to implement business and acquisition strategies or to complete or integrate acquisitions.  We do not undertake any obligation to update any forward-looking statements contained herein as a result of new information, future events or otherwise. References herein to “Kenexa,” “we,” “our,” and “us” collectively refer to Kenexa Corporation, a Pennsylvania corporation, and all of its direct and indirect U.S., U.K., Canada, China, India, and other foreign subsidiaries.

ITEM 1.	Business

Company Overview

We are a leading provider of software-as-a-service, or SaaS, solutions that enable organizations to more effectively recruit, retain and develop employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We complement our software applications with tailored combinations of proprietary content, outsourcing services and consulting services based on our 24 years of experience assisting customers in addressing their Human Resource (HR) requirements. Together, our software applications, content and services form complete solutions that our customers find more effective than the point technology or service solutions available from other vendors. We believe that these solutions enable our customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

Customers

We market our solutions primarily to organizations with more than 2,000 employees.  As of December 31, 2011, we had a global customer base of approximately 8,970 companies across a number of industries, including financial services and banking, manufacturing, government, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including approximately 279 companies on the Fortune 500 list published in May 2011.  Our customer base includes companies that we billed for services during the period ended December 31, 2011 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately 47.7%, 52.7% and 54.9%, of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2011, we provided our talent acquisition and employee performance management solutions on a subscription basis to approximately 8,170 customers, with an average subscription term of two years. The remainder of our customers in 2011 engaged us to provide discrete professional services and may not engage us for future services once a project is completed. No single customer accounted for more than 10% of our revenue for the year ended December 31, 2011.

We derive revenue primarily from two sources, subscription fees for our solutions and fees for discrete professional services.  Subscription revenue comprised approximately 72.2%, 78.8% and 84.9% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.  Our customers typically purchase multi-year subscriptions and we recognize subscription revenue ratably over the term of the underlying contract.  These aspects of our business model provide us with recurring revenue streams and revenue visibility.  For each of the years ended December 31, 2011, 2010 and 2009, our customers renewed 86%, 88% and 88%, respectively, of the aggregate value of multi-year subscription contracts up for renewal.

Company History

We are a Pennsylvania corporation. We began our operations in 1987 under predecessor companies Insurance Services, Inc., or ISI, and International Holding Company, Inc., or IHC. In December 1999, we reorganized our corporate structure by merging ISI and IHC with and into Raymond Karsan Associates, Inc., or RKA, a Pennsylvania corporation and a wholly owned subsidiary of Raymond Karsan Holdings, Inc., or RKH, a Pennsylvania corporation. Each of RKA and RKH were newly created to consolidate the businesses of ISI and IHC. In April 2000, we changed our name to TalentPoint, Inc. and we changed the name of RKA to TalentPoint Technologies, Inc. In November 2000, we changed our name to Kenexa Corporation, or Kenexa, and we changed the name of TalentPoint Technologies, Inc. to Kenexa Technology, Inc., or Kenexa Technology. Currently, Kenexa transacts business primarily through Kenexa Technology and its wholly owned subsidiaries.

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

Recent Events

On January 11, 2011, we acquired substantially all of the assets and assumed selected liabilities of Talentmine, LLC (“Talentmine”),  developer of a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $3.0 million in cash.  We believe the acquisition of Talentmine will provide us with valuable assessment content, intellectual property and key talent.

On February 14, 2011, we entered into a share purchase agreement with JRA Technology Ltd. (“JRA”), a leading provider of employee climate/culture and related surveys based in Auckland, New Zealand, for a purchase price of approximately 9.0 million NZD or $6.9 million in cash.  We believe the acquisition of JRA will provide us with valuable retention content by broadening our solution suite and increasing our geographic reach in the middle market.

On May 25, 2011, we completed a public offering of 3,000,000 shares of our common stock at a price to the public of $27.75 per share. We also sold an additional 450,000 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $91.4 million.

On June 28, 2011, we entered into a settlement agreement with Taleo Corporation resolving all outstanding litigations between the parties.  As a result, all litigations between Taleo and us have been dismissed with prejudice.  The settlement agreement also includes a license of certain Kenexa intellectual property to Taleo and a license of certain Taleo intellectual property to Kenexa. A $3.0 million net cash settlement to Kenexa for all intellectual property licenses and settlement of litigations was recorded in the second quarter as a reduction to legal expenses.

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

In September 2011, we entered into a settlement agreement with the Genesys Parties under which Kenexa paid approximately $1.8 million in connection with an assumed liability from Salary.com.   On October 5, 2011, the Court dismissed the action with prejudice.

On October 27, 2011, we announced the pending transfer of our common stock listing from the NASDAQ to the New York Stock Exchange ("NYSE"), which became effective on November 9, 2011, when our Common Stock was authorized for listing and trading on the NYSE under our current ticker symbol "KNXA."

On November 14, 2011, we entered into a share purchase agreement with Batrus & Hollweg, L.C. (“BHI”), a provider of talent management solutions, particularly in the hospitality sector based in Frisco, Texas, for a purchase price of approximately $17.2 million, including cash and contingent consideration. At the date of acquisition, we accrued $5.1 million of contingent consideration, based upon our estimated revenue growth within the hospitality industry. We believe the acquisition of BHI, along with their extensive research on talent management best practices, will add to the Company's existing research and content portfolio.

       On February 6, 2012, we acquired substantially all of the outstanding capital stock of OutStart, Inc. (“OutStart”), a leading provider of SaaS e-learning solutions and services, based in Boston, Massachusetts, for a purchase price of approximately $46.1 million, including adjustments for certain working capital accounts as defined in the purchase agreement. The acquisition of OutStart will expand the Company’s reach into the e-learning market and enable Kenexa to provide a broader and deeper suite of talent management solutions. We will integrate OutStart’s Learning Management Suite, which includes award-winning social and mobile learning solutions, with Kenexa’s Global Talent Management solutions including its Performance Management suite.

Customer Support

We believe that superior customer support is critical to our customers. Our Global Support Center assists our customers by answering questions and troubleshooting issues involving our solutions. Customer support is available 24 hours a day, 7 days a week by telephone and Internet from a member of our Global Support Center. Members of our customer support team receive comprehensive training and orientation to ensure that our customers receive high-quality support and service. When an issue is reported to us, our customer support personnel follow a clearly defined escalation process to ensure that mission-critical issues are resolved to the satisfaction of the customer.

We utilize our talent acquisition and employee performance management solutions to recruit and manage our customer support personnel. We believe that applying these solutions to our customer service department has resulted in a customer support group with superior skills, competencies and aptitude for customer service. As of December 31, 2011, our customer delivery and support group, including our Global Support Center, consisted of 1,637 employees. The majority of our customer support groups reside in the following locations: Massachusetts, Nebraska, Pennsylvania, Texas, Argentina, China, England, Germany, India, and Poland.

Employees

As of December 31, 2011, we had 2,744 employees, consisting of 389 employees in sales and marketing, 477 employees in development, 1,637 employees in delivery and support of our solutions and 241 employees in general and administrative positions.  As of December 31, 2010, we had 1,963 employees, consisting of 315 employees in sales and marketing, 429 employees in development, 1,043 employees in delivery of our solutions and 176 employees in general and administrative positions. As of December 31, 2009, we had 1,459 employees, consisting of 243 employees in sales and marketing, 291 employees in development, 776 employees in delivery of our solutions and 149 employees in general and administrative positions. None of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced any interruptions of our operations as a result of labor disagreements.

Industry Overview

Talent acquisition is the sourcing, recruiting, screening, development and assessment of employees. Employee performance management is the systematic process by which an organization tracks, monitors and optimizes employee behavior and productivity, and evaluates performance through employee reviews, appraisals and business metrics.

Drivers of Demand for Talent Acquisition and Employee Performance Management Applications

According to the Bureau of Economic Analysis, an agency of the U.S. Department of Commerce, the amount spent on U.S. labor in 2011 was approximately $6.6 trillion, or approximately 50.0% of the total U.S. gross domestic product. We believe that the drivers for human capital are affected by intense competition for qualified employees as a result of an aging workforce, declining tenure of employees, increased globalization and the growing service component of the U.S. economy.

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

Similarly, we believe that many organizations have neither automated nor applied best practices to employee performance management. In our experience, most organizations’ employee performance management processes consist of annual performance reviews and informal mentoring programs. We believe that effective employee performance management starts from the moment an offer of employment is made and requires a consistent, systematized process that identifies employee strengths, weaknesses and issues in a timely manner, continually aligns employee goals with the evolving goals of the organization, monitors opportunities for internal advancement and enables management to analyze employee data over time to optimize development. We believe that the absence of effective employee performance management systems and processes has the following negative implications:

•
Failure to retain and develop top performers. The absence of systems and processes to ensure the fulfillment, motivation and internal mobility of key employees negatively impacts an organization's ability to retain and develop its top performing employees. Management may not have the opportunity to rectify problems with valued employees before they depart from the organization without a system and processes to highlight these issues. Reducing employee turnover can have a material, positive impact on an organization’s expenses and bottom line. Increasing employee engagement can have a material impact on the top line.

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

Emergence of On-Demand Applications

Based on our experience, we believe that organizations have become increasingly dissatisfied with traditional enterprise software applications, resulting in the growing adoption of the on-demand model for enterprise software. Historically, organizations have purchased perpetual software licenses and deployed enterprise software applications on-site within their IT environment. This traditional method of purchasing and deploying enterprise software applications has left many organizations questioning whether the benefits of these technologies outweigh the following burdens:

•
Expensive and time consuming implementation. A traditional enterprise software application requires an organization to invest in ancillary IT such as hardware systems, application servers, databases, storage, and backup systems. In addition, the organization must employ consultants or additional IT staff to develop and maintain application integrations into increasingly complicated IT environments and customize the application for specific needs. The ancillary costs of a complex deployment can equal multiples of the perpetual license fee for the software application and deployment itself can take several months or even years to complete.

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

Developments in technology have enabled software developers to offer enterprise software applications on an on-demand basis. By leveraging the Internet, multi-tiered architectures, advances in security and open standards for application integration, software vendors can offer software applications to their customers as a service, hosting the software on servers operated by the software vendor. Customers, using an Internet browser or thin-client, access the applications, which are designed to be easily configured and integrated with a customer’s existing applications.

The on-demand model fundamentally changes the purchasing, deployment and evolution of enterprise software from a customer perspective. Rather than making large, up-front investments in perpetual licenses, customers purchase limited term subscriptions for on-demand software applications. Further, because only an Internet browser is required to access on-demand software applications, which can be easily configured to meet the buyer’s specific needs, organizations eliminate the expense of ancillary technology and third-party services required to implement, configure and maintain the enterprise application on-site. Finally, the finite duration of customer subscriptions provides a strong incentive to software vendors to ensure that the software provides the expected and often evolving benefits to the customer, resulting in consistent customer service. The on-demand model also reduces research and development support costs for the software vendor.  Through multi-tenant, single codebase architectures, only limited versions of the software exist at any one time, the on-demand model relieves the burden of maintaining and upgrading historical versions of the software so that customers benefit from a steady stream of the most recent features and technologies.  Further, customers have the benefit of enabling new functionalities through configuration settings when their organization is ready.

We believe that talent acquisition and employee performance management applications are particularly well suited to the on-demand model. Talent acquisition and employee performance management applications are generally purchased by an organization’s HR department. Because the HR departments of most organizations have little historical experience making capital expenditures for enterprise software applications, we believe that providing these departments the opportunity to license software applications on a subscription basis eliminates a major impediment to the adoption of talent acquisition and employee performance management applications.

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

Our solutions are built around a suite of easily configurable software applications that automate and support leading talent management practices. We believe that by delivering our products via SaaS, we materially reduce the costs and risks associated with traditional enterprise software application implementations. We also believe that implementing feature-rich and scalable, highly configurable, talent acquisition and employee performance management solutions that meet organizations’ specific needs requires a combination of software, operational excellence, services and domain-specific knowledge and expertise. Accordingly, we complement our software applications with consulting services, outsourcing services, hosting operations, data security and proprietary content. Together, these components form solutions that enable our customers to improve the quality of their hiring programs, increase employee productivity and retention, design tailored compensation philosophies, enhance employee learning and development, increase employee engagement, and make their integrated talent management programs more cost-effective.

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

•
Cross-sell additional solutions and further penetrate current customers. During the year ended December 31, 2011, our customers renewed approximately 86% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal. This renewal rate provides us with a strong base of recurring revenue. We believe that our strong customer relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing customers and to achieve greater penetration within an organization. We expect to continue to create innovative programs designed to provide our employees with strong incentives to maximize the value we provide to each of our customers.

•
Continue to leverage our global sourcing strategy to provide quality solutions efficiently and deliver solutions from low cost centers of excellence. We established offices in Hyderabad, India in 2003. In January 2008, we completed construction and opened our facility in Vizag, India. We currently have approximately 427 employees working in our offices in Hyderabad and Vizag.  We also have approximately 108 employees working in our Argentina office and 42 employees in our Poland office. We believe our sourcing strategy will continue to provide significant benefits to our customers including cost benefits and year-round customer service, 24 hours a day, 7 days a week.

•
Expand our global presence and customer base. For the year ended December 31, 2011, our global presence includes more than 30 offices in over 20 countries. Although our primary focus has been on the U.S. market, our solutions are also well suited to addressing problems faced by organizations outside the United States. In the future, we intend to expand our distribution efforts in Europe, Latin America, the Middle East and the Asia/Pacific region. For the years ended December 31, 2011 and 2010, the percentage of revenue generated from customers outside the United States was 26.5% and 26.3%, respectively.

•
Pursue complementary acquisitions. We have completed 34 acquisitions of businesses since 1994. These acquisitions have helped us to adapt our business to the evolving needs of our customers. We believe that the HCM market is significantly fragmented. Many competing companies have strong technology or vertical market expertise but lack the scale to compete with the industry leaders in the long term. We continue to identify similarly situated companies that we believe could broaden the functionality and strength of our existing solutions.

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

Skills Tests
We offer skills tests that improve the screening process by helping organizations quickly identify and select the most talented candidates. Easy-to-use and administer, the Kenexa Prove It!® System offers more than 1,000 validated assessments for specific job classifications, including software, office/professional, call center, financial, healthcare, industrial, legal and technical positions. Test results are received instantly-ideal for selecting candidates in a fast-paced, competitive environment.

Structured Interviews
We offer structured interviews that assess candidates with greater accuracy, objectivity and consistency, while improving the fit of new hires within each organization's culture. The Kenexa Interview Builder® System provides a powerful online structured interview reference library of more than 3,000 questions that increase interviewer confidence, efficiency, accuracy and defensibility. With the ability to custom select behavioral, situational, attitudinal and job knowledge questions, Interview Builder encourages candidates to speak freely about their experiences and provides a broad spectrum of job analysis tools, job description templates, interview guides and competency profiles.

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

Recruitment Process Outsourcing (“RPO”)
Our RPO offering delivers a higher quality of candidate, fast. With operations around the globe, we use technology and human ability to reach highly qualified candidates and deliver them real-time to recruiters. We understand organizations need us to provide better recruiting for less, and use our global resources to drive cost savings and improve their workforces. Kenexa’s RPO offering provides global recruitment services for some of the largest companies in the world.

Talent Retention Solutions:

Performance Management
We offer comprehensive Performance Management solutions that integrate performance management, compensation management, career development, goal alignment and succession planning. Our solutions enable companies to increase productivity, streamline processes, increase accountability and enhance employee engagement.

Employee Surveys
We deliver Employee Surveys that provide the measurements needed to improve business outcomes. With the industry’s best psychologists and top HR experts, we believe we are the proven leader in survey design, administration, reporting and behavior change. Our depth of experience, proven track record, high client retention rate, industry leading normative data and global footprint make us unique. Our tools and technology are intuitive and customized for each organization, making them easy for survey champions, employees and managers to use.

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

Compensation
Our CompAnalyst® suite of compensation management solutions is designed for use by compensation professionals to ensure that our customers are offering pay packages that are both externally competitive and internally equitable. The CompAnalyst® product is built around a core data set of employer-reported market data that is benchmarked and mapped for jobs held by a majority of U.S. employees.  Our compensation products allow our global customers on-demand access to various applications and modules that provide a complete source of data to value jobs, participate in surveys and analyze pay competitiveness.

Consumer
Our consumer solutions provide individuals with compensation-focused tools and content to help advance their careers.  Products consist of free-to-user applications as well as premium products that are sold directly to individuals visiting the Salary.com® website.

Technology, Development and Operations

Technology

We believe that the current market desires integrated talent management solutions that deliver a high degree of business value by linking human capital management solutions more directly to business outcomes. Available in a SaaS context, extending a customer’s enterprise, this technology must be easy to use and inexpensive to configure and integrate with the customer enterprise. Our solutions deliver this value by meeting the diverse needs of key stakeholders (Executives, HR, line managers, and employees), by supporting enterprise processes, and by integrating seamlessly with a wide variety of internal and third party applications and services.

Kenexa’s technology strategy is to provide solutions with an ever-improving set of functionalities and capabilities driven by the marketplace.  These improvements target meeting business needs through a richly constructed set of integrated talent management user experiences.  Kenexa solutions provide a continuous stream of roadmap capabilities enhancing the 2x platform™.

Kenexa 2x Platform Products are delivered as a SaaS and represent the next generation of Kenexa development, via an integrated talent management application on a unified data model, security infrastructure, and user experience, with a competency based universal talent record that enables organizations to aggregate talent data across the enterprise and spanning entire employee life cycles. Kenexa 2x has been architected to use Common Services for various functions and to integrate with a rapidly growing number of third party solutions such as social networks, background checkers, Work Opportunity Tax Credit (WOTC), Department of Homeland Security eVerify, Job Distribution, Video Interviews, etc.

                Kenexa solutions also utilize a Service Oriented Architecture (SOA) and Extract Transform Load (ETL) tools to integrate its applications to other applications, vendors and customers.  This approach also includes application functionality that can be leveraged across multiple Kenexa applications, enables extension of best-of-breed capabilities, and drives rapid code deployment across applications. The benefit to Kenexa customers is that it enables us to bridge current applications with future needs, and better meet the diverse needs of our customer base.

Kenexa’s mobile strategy varies by the targeted user’s needs and capabilities.  This strategy utilizes Web Clipping to provide appropriate mobile device functionality to users where mandated by users.  Similarly, for mobile users needing to leverage a rich user experience including push notifications, Kenexa provides mobile solutions targeted for the respective device, which leverage the rich native user experience available.  This approach to mobility is specifically architected to ensure secure solutions in mobile contexts.

These strategies enable us to meet the needs of our current customer base while developing and deploying future capabilities with little to no customer impact, and thus deliver a high degree of customer care while bringing innovative solutions to market.

Our software is designed to support easy-to-use features such as dynamic workflows, job templates and user configuration that enable customers to adapt the application for their specific requirements. Dynamic workflows are designs that facilitate business processes whereby one step in the process cannot be completed until all prior steps have been completed.

Development

Innovation is an important part of our business. We believe that a number of factors drive our innovation including: the creativity of our employees, our domain expertise and our customers. We have a formalized system to cultivate participation from all of our employees in research and development. We also leverage the experience of our research scholars and domain experts, who produce white papers, case studies and thought pieces which form the foundation for our innovation. Our research and development team maintains a repository of ideas, and selected ideas are presented to the market validation team. Market validated ideas progress to the prototype stage. The executive team reviews prototypes and selects those with the highest potential, which then enter the product development phase. In addition to our employees and domain experts, some of the key ideas are generated from customer feedback gathered during user group meetings, customer symposiums, and advisory councils.

We follow the Agile development methodology that we believe allows us to develop projects quickly and then proceed on a predictable, low risk path for high-quality results. Our development environments are integrated and include a number of tools including consistently managed and integrated source code control, test management tools, customer relationship management, automated test tools, etc.  We conduct our product development through our global development teams following a defined sourcing strategy. The technical team models its development methodology after the Capability Maturity Model Integration (CMMI) model. We intend to seek CMMI certification in the coming years.

Operations

Recognizing that socio-political drivers require data to be regionally located and managed, Kenexa’s hosting strategy provides regional data centers. Our data centers in Sterling, Virginia; Blanchardstown, Ireland; and Shanghai, China serve as our hosting facilities for our on-demand solutions.  Kenexa opened its Shanghai, China hosting facility in late 2011. We also have data centers in Massachusetts, Pennsylvania, Nebraska, United Kingdom, and India. We seek to adhere to industry standards and best practices in our global operations. Our goal is to deliver world-class hosted solutions that are highly available, scalable and reliable across our suite of Talent Management solutions. We believe that we offer best-in-industry security to our customers and demonstrate this through a number of security related certifications including CyberTrust Enterprise, CyberTrust Application, TRUSTe, and SafeHarbor. We seek to deliver quality service with service level guarantees to customers.

Our Hosting Operations and Security teams include multiple Certified Information Systems Security Professionals, or CISSPs, with training in the latest security and availability threats. Our data centers are continuously and proactively monitored by a comprehensive set of tools and personnel, and we partner with a third party intrusion detection vendor, 24 hours a day, 7 days a week. Our hosted data centers have built-in power redundancy from multiple power grids with uninterrupted power supplies backed up by N+1 diesel generators designed to provide uninterrupted service to our customers. The hosted infrastructure is designed with a focus on quality, reliability, scalability, privacy and security.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of patents, copyrights, trade secrets, trademark and other common laws in the United States and other jurisdictions, as well as confidentiality procedures, systems and contractual provisions to protect our proprietary technology, processes and other intellectual property.

Although we rely on patents, copyright, trade secret and trademark laws, written agreements and common law, we believe that the following factors are more essential to establishing and maintaining a competitive advantage:

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

We believe that our customer relationships provide us with a meaningful opportunity to cross-sell additional solutions to our existing customers and to achieve greater penetration within the organizations. We have established a program intended to increase cross-selling into our largest customers, and we expect to continue to create innovative programs designed to incent our employees and maximize the value we provide to each of our customers.  Our marketing initiatives are generally targeted toward specific vertical industries or specific solutions. Our marketing programs primarily consist of:

•	participation in and sponsorship of conferences, symposiums, regional user groups, networks, tradeshows and industry events;

•	direct marketing campaigns;

•	advertising in online media outlets, trade and mainstream publications;

•	creation of white papers, case studies, sales materials and thought leadership papers;

•	leveraging our website to provide product and company information, podcasts, social media forums, and resources to professionals;

•	focusing public relations efforts on building and enhancing our brand in the marketplace; and

•	expanding our global distribution through strategic partnerships.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies. We compete with niche point solution vendors, some of whom are privately held, such as Peopleclick Authoria, iCIMS, Inc., Global Innovation Corp, Kronos, Pilat HR Solutions, Inc., SHLPreVisor, Inc., Mercer, Towers Watson and MarketPay, which offer products that compete with one or more applications in our suite of solutions. In some aspects of our business, we also compete with established vendors of enterprise resource planning software with much greater resources, such as Oracle Corporation (PeopleSoft and Taleo), SAP AG (SuccessFactors) and Lawson, Inc. To a lesser extent, we compete with vendors of recruitment process outsourcing services and survey services, including Accolo, Inc., Alexander Mann Solutions, ADP (The Right Thing) and survey services such as The Gallup Organization. We believe the principal competitive factors in our industry include:

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

Securities and Exchange Commission Filings

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the Securities and Exchange Commission (SEC). Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, www.kenexa.com as soon as reasonably practicable after they are filed electronically with the SEC.

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

We expect to continue to derive a significant portion of our revenue from renewals of subscriptions for our talent acquisition and employee performance management solutions.  For each of the years ended December 31, 2011 and 2010, 79% and 84%, respectively, of our customers renewed their contracts which represented 86% and 88% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal for each of those years.  If our customers terminate their agreements, fail to renew their agreements, renew their agreements upon less favorable terms to us, defer existing agreements or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained.

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

Demand for our solutions depends in part on our customers’ ability to hire and retain their employees.  According to the U.S. Bureau of Labor Statistics, the U.S. unemployment rate in February 2012 was 8.3%, the lowest level since June 2008, however, it is unknown whether unemployment will decrease, increase, or remain constant throughout 2012 and beyond.  If the unemployment rate increases, our existing and potential new customers may not consider improvement of their talent acquisition and employee performance management systems to be a necessity and may have less of a need to hire and retain employees, which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to adequately protect our proprietary rights, our competitive advantage could be impaired, and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

Our intellectual property rights are important to our business, and our success is dependent, in part, on protecting our proprietary software and technology and our brand, marks and domain names. We rely on a combination of patent, copyright, trademark, trade secret and other common laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. It may be possible for unauthorized third parties to copy our software and use information that we regard as proprietary to create products and services that compete with ours, which could harm our competitive position and cause our revenue to decline.

We have six issued patents and four pending patent applications. There is no guarantee that the U.S. Patent and Trademark Office will grant these patents, or do so in a manner that gives us the protection that we seek. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect promptly unauthorized use of our intellectual property. Existing intellectual property laws only afford limited protection.

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

Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business. In the event that we are unable to protect our intellectual property rights, especially those rights that we develop in India, our business would be materially and adversely affected.

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

For the years ended December 31, 2011, 2010 and 2009, we derived approximately 72.2%, 78.8% and 84.9%, respectively, of our total revenue from the sale of subscriptions for our solutions and expect that a significant portion of our revenue for the foreseeable future will be derived from those subscriptions. We recognize the associated revenue ratably over the term of the subscription agreement, which is typically between one and three years. As a result, a significant portion of the revenue that we report in each quarter reflects the recognition of deferred revenue from subscription agreements entered into during previous periods. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, making our results less indicative of our future prospects.

For each of the years ended December 31, 2011 and 2010, 79% and 84%, respectively, of our customers renewed their contracts which represented 86% and 88% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal for each of those years.  We cannot assure you that our renewal rate will return to its historical levels, or that it will not decrease.

If our revenue does not meet our expectations, we may not be able to curtail our spending quickly enough and our cost of revenue, compensation and benefits, and product development would increase as a percentage of revenue. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any one period, as revenue from new customers is recognized over the applicable subscription term.

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

The market for our solutions among large customers may be limited if they require customized features or functions that we do not intend to provide.

Prospective large customers may require customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer, then the market for our solutions will be more limited among these types of customers and our business could suffer. In addition, supporting large customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our solutions, these customers may not renew their subscriptions or may seek to terminate their relationship, renew on less favorable terms, fail to purchase additional solutions or assert legal claims against us, all of which have happened in the past. If any of these were to occur, our revenue may decline and we may not realize significantly improved operating results from our customer base.

As more of our sales efforts are targeted at larger customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation challenges and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.

As we target more of our sales efforts at larger customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. Our quarterly results of operations also may vary significantly depending on when we complete sales to these large customers. For large customers, a purchase decision may be a company-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding our compliance with applicable privacy and data protection laws and regulations to prospective customers with international operations. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

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

As a result of fluctuations in our revenue and operating expenses, our quarterly operating results may vary significantly. We may not be able to curtail our spending quickly enough if our revenue falls short of our expectations. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our new product development efforts, hire additional personnel, and further regionalize and scale our hosting operations. Our operating results may fluctuate in the future as a result of the factors described below:

•	our ability to renew and increase subscriptions sold to existing customers, attract new customers, cross-sell our solutions and satisfy our customers’ requirements;

•	changes in our pricing policies;

•	the introduction of new features to our solutions;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our solutions;

•	new product and service introductions by our competitors;

•	concentration of marketing expenses for activities, such as trade shows and advertising campaigns;

•	opening of new co-location data centers driven through socio-political market demands;

•	further enhancements to hosting operations to meet security and disaster recovery commitments;

•	vendor costs resulting from the consolidation of acquired companies;

•	concentration of research and development costs; and

•	concentration of expenses associated with commissions earned on sales of subscriptions for our solutions.

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

Our growth is dependent upon the continued adoption of SaaS as a key mechanism for delivering solutions in these markets. The rapidly evolving nature of this market reduces our ability to accurately evaluate our future prospects and forecast quarterly or annual performance. The adoption of on-demand talent acquisition and employee performance management solutions, particularly among organizations that have relied upon traditional software applications, requires the acceptance of a new way of conducting business and exchanging and compiling information. Because these markets are new and evolving, it is difficult to predict with any assurance the future growth rate and size of these markets which, in comparison with the overall market for enterprise software applications, is relatively small.

Interruptions or delays in service from our Web hosting facilities could impair the delivery of our service and harm our business.

We provide and manage our service through computer hardware and software that is currently located in a CenturyLink (formerly Qwest) Web hosting facility in Sterling, Virginia; a ServeCentric hosting facility in Blanchardstown, Ireland and a China Datacom Corporation hosting facility in Shanghai, China.  All Web hosting facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. Despite physical security including continuous guards, dedicated secured cages, monitored systems, etc., these facilities are also subject to break-ins, sabotage, industrial espionage, intentional acts of terrorism, vandalism and similar misconduct. Despite precautions that we take at these facilities, the occurrence of a natural disaster, act of terrorism or other unanticipated problem at any of these facilities could result in lengthy interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable or if our Disaster Recovery Plan (DRP) fails to provide adequate disaster recovery capabilities.

If our security measures are breached and unauthorized access is obtained to customer data, we may incur liabilities and customers may curtail or stop their use of our solutions, which would harm our business, operating results and financial condition.

Our solutions involve the storage and transmission of confidential information of customers and their existing and potential employees. Security breaches could expose us to a risk of loss of, or unauthorized access to, this information, resulting in possible litigation and possible liability. Although we have never sustained such a breach, if our security measures were ever breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtained access to this confidential data, our reputation could be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and customers.

If we fail to develop or acquire new products or enhance our existing solutions to meet the needs of our existing and future customers, our revenue may decline.

To remain competitive, we must continually improve and enhance the responsiveness, functionality and features of our existing solutions and develop new solutions that address the talent acquisition and employee performance management requirements of organizations. If we are unable to successfully develop or acquire and appropriately integrate new solutions or enhance our existing solutions, our revenue may decline and our business and operating results will be adversely affected.  If we do not succeed in developing or introducing new or enhanced solutions in a timely manner, they may not achieve the market acceptance necessary to generate significant revenue.

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

Developing and localizing software in a global context is expensive and the investment in product development often involves a long payback cycle. We have made and expect to continue to make significant investments in language localization as well as legal compliance of the processes, forms, etc. embodied within provided solutions.  Accelerated and regular product feature and compliance related introductions often require high levels of expenditures for research and development that could adversely affect our operating results if not offset by corresponding revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenue as a result of these investments.

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

While we monitor the use of all open source software in our solutions, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code with respect to the related product or solution when we do not wish to do so, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our solutions, we could, under certain circumstances, be required to disclose the source code to our solutions. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

Our ability to license our software is highly dependent on the quality of our service offerings, and our failure to offer high quality services could adversely affect our subscription revenue and results of operations.

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

In some cases our software or services may need to be integrated with software provided by our competitors. These competitors could alter their products in ways that inhibit integration with our software, or they could deny or delay access by us to such software releases, which would restrict our ability to provide our services or adapt our software to facilitate integration with this software and could result in lost sales opportunities. In addition, our software is designed to be compatible with the most common third-party systems. If the design of these systems changes, integration of our software with new systems may require significant work and substantial allocation of our time and resources and increase our research and development expenses.

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

We may not have the resources or expertise to compete successfully in the future. If we are unable to successfully compete, we could lose existing customers, fail to attract new customers and our revenue would decline. The talent acquisition and employee performance management solutions markets are rapidly evolving and highly competitive, and we expect competition in these markets to persist and intensify. Barriers to entry into our industry are low, new software products are frequently introduced and existing products are continually enhanced. We compete with niche point solution vendors such as PeopleClick Authoria, iCIMS, Inc., Global Innovation Corp, Kronos Incorporated, Pilat HR Solutions, Inc., SHLPreVisor, Inc., Mercer, Towers Watson and MarketPay, that offer products that compete with one or more applications contained in our solutions. In some aspects of our business, we also compete with established vendors of ERP, software with much greater resources, such as Oracle Corporation (PeopleSoft and Taleo), SAP AG (SuccessFactors) and Lawson, Inc. To a lesser extent, we compete with vendors of RPO services, including Accolo, Inc., Alexander Mann Solutions, ADP (The Right Thing), and survey services such as The Gallup Organization.  In addition, many organizations have developed or may develop internal solutions to address enterprise talent acquisition and employee performance management requirements that may be competitive with our solutions.

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

We have focused on developing solutions for the enterprise talent acquisition and employee performance management market. Our market is highly fragmented and in the future we may acquire or make investments in complementary companies, products, services or technologies. Acquisitions and investments including our recent acquisitions of BHI and OutStart, involve a number of difficulties that present risks to our business, including the following:

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

Some of the features of our talent acquisition and employee performance management applications depend on the ability to develop and maintain profiles of applicants and employees for use by our customers. These profiles may contain personal information, including job experience, banking information, social security numbers, home address and home telephone number. Typically, our software applications capture this personal information when an applicant creates a profile to apply for a job, is being on-boarded, and an employee completes a performance review. Our software applications augment these profiles over time by capturing additional data and collecting usage data. Although our applications are designed to protect user privacy, privacy concerns nevertheless may cause employees and applicants to resist providing the personal data necessary to support our products. Any inability to adequately address privacy concerns could inhibit sales of our products and seriously harm our business, financial condition and operating results.

Evolving European Union regulations related to confidentiality of personal data may adversely affect our business.

In order to provide our solutions to our customers, we rely in part on our ability to access our customers’ employee and applicant data. The European Union and other jurisdictions have adopted various data protection regulations related to the confidentiality of personal data. To date, these regulations have not restricted our business as we have qualified for a safe harbor available for U.S. companies that collect personal data from areas under the jurisdiction of the European Union. To the extent that these regulations are modified in such a manner that this safe harbor is no longer available, or concern increases regarding the USA Patriot Act or other similar laws, our ability to conduct business in the European Union may be adversely affected.

Foreign currency exchange rate risks may adversely affect our results of operations.

Material portions of our revenue and expenses are generated by our operations in foreign countries, and we expect that our foreign operations will account for a material portion of our revenue and expenses in the future. Substantially all of our international expenses and revenue are denominated in foreign currencies, mostly the Indian rupee, British pound, euro and Canadian dollar. For the year ended December 31, 2011, we generated approximately 26.5% of our total revenue and incurred approximately 26.0% of our total costs in foreign currencies. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in European markets and other foreign markets in which we have operations. Fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. We also incur foreign currency exchange rate risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency other than the local currency in which it receives revenue and pays expenses. Given the volatility of exchange rates, we may not be able to manage effectively our currency translation or transaction risks, which may adversely affect our financial condition and results of operations.

We operate a global business that exposes us to additional risks.

We operate in over 60 countries and a significant part of our revenue comes from international sales. Operations outside the U.S. may be affected by changes in trade protection laws and regulations affecting trade and investment, including the Foreign Corrupt Practices Act and similar local laws. Deterioration of labor, political, social, or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect our operations or financial results.  In addition, our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings.

Unexpected changes in tax rates and regulations could negatively impact our operating results.

We currently conduct significant activities internationally. Our foreign subsidiaries accounted for 26.5% of our total revenues during the year ended December 31, 2011, and 26.3% of our total revenues during the year ended December 31, 2010. Our financial results may be negatively impacted to the extent tax rates in foreign countries where we operate increase and/or exceed those in the United States and as a result of the imposition of withholding requirements on foreign earnings.

We may face risks associated with our international operations that could impair our ability to grow our revenue.

We generate revenue outside the United States and for the years ended December 31, 2011 and 2010, the percentage of revenue generated from customers outside the United States was 26.5% and 26.3%, respectively. We intend to continue selling into our existing international markets and to expand into international markets where we currently do not conduct business, which will require significant management attention and financial resources. If we are unable to continue to sell our products effectively in the existing international markets and expand into additional international markets, our ability to grow our business would be adversely affected. Some of the key factors that may affect our ability to maintain and expand our operations and sales in foreign countries include:

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

In addition, wages in India, China and other developing economies in which we operate are increasing at a faster rate than in the United States. In the event that wages continue to rise, the cost benefit of operating in India, China and elsewhere may diminish. India has also experienced significant inflation in the past and has been subject to civil unrest and terrorism. There can be no assurance that these and other factors will not have a material adverse effect on our business and results of operations.

We may not be able to raise capital on terms that are favorable to us.

As of December 31, 2011, we had cash and cash equivalents of $67.5 million and investments of $61.5 million, providing us with available funds of approximately $129 million. Changes in our operating plans, lower than anticipated revenue, increased expenses or other events, may cause us to seek additional debt or equity financing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and consolidated results of operations. Additional equity financing would be dilutive to the holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants or financial ratios that restrict our ability to operate our business.

Our credit facility contains certain financial covenants, the breach of which may adversely affect our financial condition.

We have a senior secured credit agreement with PNC Bank, N.A., under which we had borrowings of $30.0 million as of December 31, 2011. Our agreement with PNC Bank contains financial covenants that require us to maintain certain ratios.  If we are not in compliance with our financial covenants, the amounts drawn on the facility may become immediately due and payable. Any requirement to immediately pay outstanding amounts under a credit facility may negatively impact our financial condition and we may be forced by our creditor into actions which may not be in our best interests. As of December 31, 2011, we were in compliance with our financial covenants.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant damage award.

We expect that software product developers, such as ourselves, will increasingly be subjected to infringement claims as the numbers of products and competitors grow and the functionality of products in different industry segments overlaps. Our competitors or other third parties have challenged and may challenge in the future the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the infringement claims could:

•	require costly litigation to defend and resolve, and the payment of substantial damages;

•	require significant management time and attention;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue the sale of our solutions;

•	create negative publicity that adversely affects the demand for our solutions;

•	require us to indemnify and defend our customers; and/or

•	require us to expend additional development resources to redesign our software.

Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our software.

Our compensation data is obtained from a variety of sources, some of which may not be available to us in the future.

Our proprietary compensation data sets are comprised of extensive data. We obtain our data from a variety of sources, including major consulting firms, the SEC and other U.S. government agencies and other third party providers, and through our own research efforts. We generally obtain data on a non-exclusive basis and in a summary form. While we do not generally have an ability to resell such data in its entirety, we use such data internally in generating our proprietary data sets. We cannot assure you that the data we require for our proprietary data sets will be available from these sources in the future or that the cost of such data will not increase. From time to time in the past, third parties have sent us letters asserting that our use of data may have violated our agreement with them or infringed upon their copyright. Although we believe that our purchase and use of all third party surveys complies with copyright law and any applicable license agreements, we cannot assure you that we will prevail in any such claims asserted against us and any litigation, regardless of its validity, may involve significant costs and could divert our management’s time and attention from developing our business.

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

We have grown significantly in recent years, and management responsibilities remain concentrated in a small number of executive officers, most of whom have been employed with us for at least five years. Our future success will depend to a significant extent on the continued service of these executive officers, namely Nooruddin S. Karsan, Troy A. Kanter, Donald F. Volk, James P. Restivo, and Archie L. Jones, Jr., as well as our other key employees, software engineers and senior technical and sales personnel. We have not entered into employment agreements with any of our employees. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on our business, financial condition and results of operations. Competition for qualified personnel in the software industry is intense, and we compete for these personnel with other software companies that have greater financial and other resources than we do. If we lose the services of one or more of our executive officers or other key personnel, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for key personnel could also divert management’s time and attention and result in increased operating expenses.

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

We have and may continue to have periods of growth in our operations, which have placed, and may continue to place, a significant strain on our management, administrative, operational, technical and financial infrastructure.  We increased our employee base from 693 employees in 2005 to 1,220 employees in 2006; 1,373 employees in 2007; and 1,535 employees in 2008. In 2009, due to the continued deterioration in the economic environment we experienced a decrease in employees to 1,459.  In 2010, we increased our employees to 1,963 due to the addition of 333 employees that we acquired as a part of our acquisitions of The Center for High Performance Development (CHPD) and Salary.com. In 2011, we increased our employees to 2,744 in response to the increase in demand of our solutions and services and our acquisitions.

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

Some of our customer contracts contain indemnification provisions that require us to indemnify our customers against claims of non-compliance with employment laws related to hiring. To the extent these claims are successful and exceed our insurance coverages, these obligations would have a negative impact on our cash flow, results of operations and financial condition.

Our reported financial results may be adversely affected by changes in generally accepted accounting principles.

    Accounting principles generally accepted in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, the American Institute of Certified Public Accountants, or AICPA, the Public Company Accounting Oversight Board and various other organizations formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our historical or future financial results.

    The application of GAAP to our operations may also require significant judgment and interpretation as to the appropriate treatment of a specific issue. These judgments and interpretations are complicated by the relative newness of the on-demand, vendor-hosted software business model, also called software-as-a-service, or SaaS, and the relative lack of interpretive guidance with respect to the application of GAAP to the SaaS model. We cannot ensure that our interpretations and judgments with respect to the application of GAAP will be correct in the future and any incorrect interpretations and judgments could adversely affect our business.

    Additionally, the FASB is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP and those who are required to follow International Financial Reporting Standards (IFRS). These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, revenue recognition, lease accounting, and financial statement presentation. We expect the SEC to make a determination in the near future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements and may retroactively, adversely affect previously reported transactions.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline.  From September 2008 through December 31, 2011, our common stock has been particularly volatile as the price of our common stock has ranged from a high of $33.19 to a low of $3.66.  In the past several years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. Additionally, as a result of the current global credit crisis and the concurrent economic downturn in the U.S. and globally, there have been significant declines in the values of equity securities generally in the U.S. and abroad.  Factors that could cause fluctuations in the trading price of our common stock include the following:

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

We are at risk of securities class action litigation.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that Company. More specifically, in 2009 two putative securities class actions were filed against us. While these actions were concluded in our favor, there can be no assurance that other securities class actions will not be filed against us in the future. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B.	Unresolved Staff Comments.

Not Applicable.

ITEM 2.	Properties

The table below provides information concerning our principal facilities, as of December 31, 2011, including the approximate square footage, the approximate monthly rent and the lease expiration date of each facility. We believe that our facilities are in good operating condition and will adequately serve our needs for at least the next 12 months. We also anticipate that, if required, suitable additional or alternative space will be available on commercially reasonable terms, in office buildings we currently occupy or in space nearby, to accommodate expansion of our operations.  We lease our headquarters in Wayne, Pennsylvania.

Location	Approximate Square Footage	Monthly Rent	Lease Expiration
Frisco, Texas	48,481	$69,545	March 31, 2017
Lincoln, Nebraska	56,449	$86,828	April 30, 2016
London, England	14,660	$51,001	February 10, 2021
Minneapolis, Minnesota	15,474	$31,561	February 28, 2015
Shanghai, China	23,371	$58,221	May 26, 2013
Vizag, India	60,000	$—	Owned
Waltham, Massachusetts	65,546	$132,458	April 29, 2018
Wayne, Pennsylvania	36,635	$100,295	May 31, 2020

We sublease space in our Wayne, PA facility and lease space in our Vizag, India facility. The total minimum rentals received under noncancelable subleases and leases for the years ended December 31, 2011 and 2010 was $340 and $349, respectively, for Wayne and Vizag.  The total minimum rentals to be received under noncancelable subleases and leases through 2014 is estimated at $1,009 for Wayne and Vizag as of December 31, 2011.

ITEM 3.	Legal Proceedings

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

Genesys Shareholder Suit

On October 1, 2010, Kenexa completed its acquisition of Salary.com, Inc. which included responsibility for the suit filed on August 13, 2010 by former shareholders and option holders of Genesys Software Systems, Inc. (the “Genesys Parties” and “Genesys,” respectively) against Salary.com, Inc. and Silicon Valley Bank –Trustee Process Defendant in Massachusetts Superior Court.  The Genesys Parties assert claims for breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Massachusetts Unfair Business Practices Act, and declaratory judgment seeking damages of $2.0 million in contingent consideration related to the purchase of Genesys by Salary.com, plus other monetary damages and fees.  On September 7, 2010 Salary.com filed an answer and counterclaim against the Genesys Parties, and certain former shareholders of Genesys, asserting breach of contract, breach of implied covenants of good faith and fair dealing, fraud, violation of the Massachusetts Unfair Business Practices Act, civil conspiracy, negligent misrepresentation, and declaratory judgment seeking to dismiss the original complaint and unspecified monetary damages.  The $2.0 million in contingent consideration was accrued for in the financial statements at December 31, 2010.  The parties entered into a settlement agreement in September 2011 whereby Kenexa paid approximately $1.8 million in contingent consideration.  On October 5, 2011, the Court dismissed the action with prejudice.

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

ITEM 4.	Mine Safety Disclosure

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock has been quoted on The New York Stock Exchange under the symbol “KNXA” since November 9, 2011.  Prior to that date our stock was quoted on The Nasdaq Stock Market, LLC following our initial public offering on June 24, 2005.  There was no public market for our common stock prior to June 24, 2005. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock reported by The Nasdaq Stock Market, LLC and The New York Stock Exchange.

	Common Stock Price
	High	Low
Year Ended December 31, 2010:
First Quarter	$14.52	$9.58
Second Quarter	$16.05	$11.08
Third Quarter	$18.52	$10.75
Fourth Quarter	$22.91	$17.44
Year Ended December 31, 2011:
First Quarter	$27.78	$20.06
Second Quarter	$33.19	$23.10
Third Quarter	$30.98	$15.51
Fourth Quarter	$29.60	$13.96

On March 9, 2012, the last reported sale price of our common stock on The New York Stock Exchange $28.63 per share. As of March 9, 2012, there were approximately 65 holders of record of our common stock.

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

The graph below compares the cumulative total return of our common stock with that of the Nasdaq Composite Index, the Nasdaq Computer & Data Processing Index, NYSE Composite and the S&P Smallcap 600 Index from December 31, 2006 through December 31, 2011. The graph assumes that you invested $100 at the close of market on December 31, 2006 in shares of our common stock and invested $100 on December 31, 2006 in each of these indices, and in each case assumes the reinvestment of dividends. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of shares of our common stock.

ITEM 6.	Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below are derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from, and qualified by reference to, our audited consolidated financial statements and related notes appearing elsewhere in this filing. The consolidated statements of operations data for each of the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this filing.

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Revenues:
Subscription	$204,230	$154,689	$133,854	$163,420	$148,662
Other	78,709	41,664	23,815	40,312	33,264
Total revenues	282,939	196,353	157,669	203,732	181,926
Cost of revenues	112,173	68,433	53,371	61,593	50,920
Gross profit	170,766	127,920	104,298	142,139	131,006

Operating expenses:
Sales and marketing	63,394	48,177	35,182	40,780	35,324
General and administrative	53,933	48,481	40,801	48,884	39,332
Research and development	19,089	11,901	9,757	15,555	17,737
Depreciation and amortization	32,447	19,661	14,264	12,088	7,584
Restructuring charges	—	—	—	1,979	—
Goodwill impairment charges	—	—	33,329	167,011	—
Total operating expenses	168,863	128,220	133,333	286,297	99,977

Income (loss) from operations	1,903	(300)	(29,035)	(144,158)	31,029
Interest (expense) income, net	(1,575)	14	(44)	1,395	3,098
Loss on change in fair market value of investments, net	(244)	(379)	(12)	—	—
Income (loss) before income taxes	84	(665)	(29,091)	(142,763)	34,127
Income tax (expense) benefit	(3,955)	(2,344)	(1,927)	38,071	(10,579)
Net (loss) income	$(3,871)	$(3,009)	$(31,018)	$(104,692)	$23,548
Income allocated to noncontrolling interest	(234)	(550)	(61)	—	—
Accretion associated with variable interest entity	(3,159)	(2,202)	—	—	—
Net (loss) income allocable to common shareholders	$(7,264)	$(5,761)	$(31,079)	$(104,692)	$23,548
Basic net (loss) income per share	$(0.28)	$(0.25)	$(1.38)	$(4.60)	$0.94
Diluted net (loss) income per share	$(0.28)	$(0.25)	$(1.38)	$(4.60)	$0.93

Weighted average common shares – basic	25,524,227	22,645,286	22,532,719	22,779,694	24,926,468
Weighted average common shares – diluted	25,524,227	22,645,286	22,532,719	22,779,694	25,327,004

SELECTED CONSOLIDATED FINANCIAL DATA

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$67,459	$52,455	$29,221	$21,742	$38,032
Short-term investments	51,807	—	29,570	4,512	58,423
Long-term investments	9,710	—	—	16,513	—
Total assets	405,644	307,422	202,343	218,465	347,889
Short-term debt, net	5,000	5,000	—	—	—
Capital lease obligations, short-term	282	271	211	143	140
Total deferred revenue	88,837	76,052	49,964	38,638	35,076

Capital lease obligations, long-term	218	146	259	108	94
Term loan and revolver, long-term	25,000	54,500	—	—	—
Other liabilities (1)	5,330	2,515	1,981	1,319	138

Common stock	271	229	226	225	240
Total shareholders’ equity	230,540	132,867	130,138	156,536	287,648

(1)
Amounts in 2011, 2010, 2009 and 2008 consists of ASC 740 income tax liabilities related to uncertain tax positions of $2,611, $2,515, $1,890 and $1,256, respectively.  See Critical Accounting Policies and Estimates, Accounting for Income taxes for further discussion.

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

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions that enable organizations to more effectively recruit, retain and develop employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices.  We complement our software applications with tailored combinations of proprietary content, outsourcing services and consulting services based on our 24 years of experience assisting customers in addressing their Human Resource (HR) requirements. Together, our software applications, content and services form complete solutions that our customers find more effective than the point technology or service solutions available from other vendors. We believe that these solutions enable our customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

We derive revenue primarily from two sources, subscription fees for our solutions and fees for discrete professional services.  For the years ended December 31, 2011 and 2010, subscription revenue represented approximately 72.2% and 78.8% of our total revenue, respectively.  Our customers typically purchase multi-year subscriptions.  During the years ended December 31, 2011 and 2010, our customers renewed approximately 86% and 88%, respectively, of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal.  In addition, we recognize subscription revenue ratably over the term of the underlying contract.  These aspects of our business model provide us with recurring revenue streams and revenue visibility.

We market our solutions primarily to organizations with more than 2,000 employees.  As of December 31, 2011, we had a global customer base of approximately 8,970 companies across a number of industries, including financial services and banking, manufacturing, government, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including approximately 279 companies on the Fortune 500 list published in May 2011.  Our customer base includes companies that we billed for services during the year ended December 31, 2011 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $134.9 million and $103.5 million, or 47.7%, and 52.7%, of our total revenue for the years ended December 31, 2011 and 2010, respectively.

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

We have pursued a strategy designed to focus our business on talent acquisition and employee performance management solutions and reduce our strategic focus on discrete professional services that generated less predictable revenue streams and lower margins. To that end:

•
from 1999 to 2003, we exited our temporary staffing business; acquired four businesses which enhanced our screening and behavioral assessment solutions and skills testing technologies, reduced our strategic focus on position-specific recruiting services, discontinued our Oracle implementation business and sold our pharmaceutical training division;

•	in 2005, we expanded our presence in North America and enhanced our customer base through our acquisition of Scottworks Solutions, Inc.;
•
in 2006, we enhanced our talent acquisition solutions and customer base through our acquisitions of Webhire, Inc.,
Knowledge Workers Inc., Gantz-Wiley Research Consulting Group Inc., Psychometric Services Limited. and BrassRing Inc.;

•	in 2007, we enhanced our talent acquisition solutions and customer base through our acquisitions of Strategic Outsourcing Corporation and HRC Human Resources Consulting GmbH;
•	in 2008, we expanded our global footprint in the talent acquisition space through our acquisition of Quorum International Holdings Limited;
•	in 2009, we entered into an ownership interest transfer agreement with Shanghai Runjie Management Consulting Company to gain presence in China’s human capital management market;
•	in 2010, we expanded our global footprint and added to our product offerings through our acquisitions of CHPD and Salary.com;
•	in 2011, we expanded our global footprint and added to our product offerings through our acquisitions of Talentmine LLC, JRA Technology Ltd., The Ashbourne Group and Batrus & Hollweg, L.C.; and
•	in 2012, we acquired OutStart a leading provider of SaaS e-learning solutions and services

Beginning in 2000, we focused on offering talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis. In 2000, revenue derived from subscriptions for these solutions comprised approximately 54.4% of our total revenue. Since 2005, subscription revenue has represented approximately 80% of our total revenue. For the years ended December 2011 and 2010, subscription revenue represented approximately 72.2% and 78.8% of our total revenue, respectively.  This shift to subscription-based services has been driven by our customers’ adoption of the on-demand model for software delivery and need for solutions that improve employee recruiting and retention. We expect non-GAAP subscription revenue will be within a target range of 70% to 75% of our total revenues in 2012.

Since our initial public offering on June 29, 2005, our operations have been funded primarily through internally generated cash flows, and proceeds from follow-on stock offerings and borrowings under our long-term credit facilities. Following our initial public offering our common stock was listed for trading on the NASDAQ Stock Market.  On November 9, 2011, we transferred the listing of our common stock from the NASDAQ to the NYSE.

Recent Events

On January 11, 2011, we acquired substantially all of the assets and assumed selected liabilities of Talentmine, LLC (“Talentmine”), developer of a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $3.0 million in cash.  We believe the acquisition of Talentmine will provide us with valuable assessment content, intellectual property and key talent.

On February 14, 2011, we entered into a share purchase agreement with JRA Technology Ltd. (“JRA”), a leading provider of employee climate/culture and related surveys based in Auckland, New Zealand, for a purchase price of approximately 9.0 million NZD or $6.9 million in cash. We believe the acquisition of JRA will provide us with valuable retention content to broaden our solution suite and increasing our geographic reach in the middle market.

On May 25, 2011, we completed a public offering of 3,000,000 shares of our common stock at a price to the public of $27.75 per share. We also sold an additional 450,000 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $91.4 million.

On June 28, 2011, we entered into a settlement agreement with Taleo Corporation resolving all outstanding litigations between the parties.  As a result, all litigation between Taleo and us has been dismissed with prejudice.  The settlement agreement also includes a license of certain Kenexa intellectual property to Taleo and a license of certain Taleo intellectual property to Kenexa. A $3.0 million net cash settlement in favor of Kenexa for all intellectual property licenses and settlement of litigations was recorded in the second quarter as a reduction to legal expenses.

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

In September 2011, we entered into a settlement agreement with the Genesys Parties whereby Kenexa paid approximately $1.8 million in connection with an assumed liability from Salary.com.  On October 5, 2011, the Court dismissed the action with prejudice.

On October 27, 2011, we announced the pending transfer of our common stock listing from the NASDAQ to the New York Stock Exchange ("NYSE"), and on November 9, 2011, our Common Stock was authorized for listing and began trading on the NYSE under its current ticker symbol "KNXA."

On November 14, 2011, we entered into a share purchase agreement with Batrus & Hollweg, L.C. (“BHI”), a provider of talent management solutions, particularly in the hospitality sector based in Frisco, Texas, for a purchase price of approximately $17.2 million, including cash and contingent consideration. At the date of acquisition, we accrued $5.1 million of contingent consideration, based upon our estimated revenue growth within the hospitality industry. We believe the acquisition of BHI, along with their extensive research on talent management best practices, will add to the Company's existing research and content portfolio.

         On February 6, 2012, we acquired substantially all of the outstanding capital stock of OutStart, Inc. (“OutStart”), a leading provider of SaaS e-learning solutions and services, based in Boston, Massachusetts, for a purchase price of approximately $46.1 million, including adjustments for certain working capital accounts as defined in the purchase agreement. The acquisition of OutStart will expand the Company’s reach into the e-learning market and enable Kenexa to provide a broader and deeper suite of talent management solutions. We will integrate OutStart’s Learning Management Suite, which includes award-winning social and mobile learning solutions, with Kenexa’s Global Talent Management solutions including its Performance Management suite.

Sources of Revenue

We derive revenue primarily from two sources: subscription revenue and other revenue.

Subscription revenue

Subscription revenue for our solutions is comprised of subscription fees from customers accessing our on-demand software, proprietary content, outsourcing services and consulting services and from customers purchasing additional support that is not included in the basic subscription fee.  Our customers primarily purchase renewable subscriptions for our solutions. The typical subscription term is one to three years, with some terms extending up to five years or beyond. We generally price our solutions based on the number of software applications and services included and the number of customer employees with access to such applications. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services.  Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice.  The majority of our subscription agreements are not cancelable for convenience, but our customers have the right to terminate their contracts for cause if we fail to provide the agreed-upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled.

Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met.  As of December 31, 2011, deferred revenue increased by $12.7 million or 16.8% to $88.8 million from $76.1 million at December 31, 2010.  The increase in deferred revenue is a result of the increase in bookings and billings for our products, content and services and an increase in sales of multiple arrangements.

For the years ended December 31, 2011 and 2010, our customers renewed approximately 86% and 88%, respectively, of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal for each of those periods.  We expect the overall renewal rate to improve to our historical renewal rate in the 90% range that we regularly achieved during pre-recessionary periods.

Other revenue

We derive other revenue from the sale of discrete consulting services and translation services, as well as from out-of-pocket expenses. The majority of our other revenue is derived from discrete consulting services, which primarily consist of consulting and training services and success fees. This revenue is recognized differently depending on the type of service provided, as described in greater detail below under “Critical Accounting Policies and Estimates.”

Revenue by geographic region

For the year ended December 31, 2011, approximately 73.5% of our total revenue was derived from sales in the United States. Foreign revenue that we generated from customers in the United Kingdom, Germany, China and Canada represented approximately 8.8%, 2.0%, 3.3% and 2.6% of our total revenue, respectively.  Revenue from other countries amounted to an aggregate of 9.8% of our total revenue. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the year ended December 31, 2011.  For the year ended December 31, 2011, the percentage of revenue derived from sales in the United States was relatively flat compared to the prior year.

Cost of Revenue and Operating Expenses

Cost of revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our customers. Additionally, our application hosting costs, amortization of third-party license royalty costs and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our customer base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.  As our revenues increase, we expect our cost of revenue to increase proportionately, subject to pricing pressure related to economic conditions and influenced by the mix of services and software. To the extent new customers are added, we expect that the cost of services as a percentage of revenue, will be greater than the cost of services associated with existing customers.

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

Research and Development

Research and development expenses primarily consist of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, user interface designers, architects, product managers, project managers, technical sales engineers and management information systems personnel and third-party consultants.  Our research and development efforts have been devoted to the development of new products and new features for our existing products.  Investments also include further development and deeper integrations of Kenexa content in support of its integrated talent management strategy.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown (in thousands):

	For the years ended December 31,
	2011	2010	2009
Deferred revenue at the beginning of the year	$76,052	$49,964	$38,638
Total invoiced subscriptions during period	217,015	166,468	145,180
Deferred revenue from acquisition	—	14,309	—
Subscription revenue recognized during period	(204,230)	(154,689)	(133,854)
Deferred revenue at end of year	$88,837	$76,052	$49,964

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

The Company’s non-GAAP financial measures as set forth in the tables below may exclude the following:

Share-based compensation.  Share-based compensation expense consists of expenses for stock options and stock awards recorded in accordance with ASC 718.  Share-based compensation expense is excluded in our non-GAAP financial measures because these amounts are difficult to forecast. This is due in part to the magnitude of the charges, which depends upon the volume and timing of stock option grants which are unpredictable and can vary dramatically from period to period, and external factors, such as interest rates and the trading price and volatility of our common stock. We believe that this exclusion provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results for future periods with results from past periods.

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

Taleo settlement and litigation-related fees.  Litigation-related activity which includes settlement proceeds and nonrecurring litigation fees, is excluded from our non-GAAP financial measures due to its infrequent and/or unusual nature and are not expected to recur. We believe that excluding these amounts provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results for future periods with results from past periods.

Deferred revenue associated with acquisition.  Deferred revenue consists of the impact of the write down of the deferred revenue associated with purchase accounting for the Salary.com acquisition. This effect is added back since we believe its inclusion provides a more accurate depiction of total revenue arising from the Salary.com acquisition.

Non-GAAP cash from operating activities.  Non-GAAP cash from operating activities consists of GAAP cash flows from operating activities adjusted for non-recurring payments of liabilities associated with our litigations and acquisitions and cash received from our Taleo litigation settlement.  These adjustments are made to GAAP cash from operations to facilitate a consistent and more meaningful comparison to the prior year period.

	For the years ended December 31,
	2011	2010	2009
	(unaudited)	(unaudited)	(unaudited)
Cash from operating activities	$55,344	$25,894	$35,520
Payments associated with acquisitions	696	4,534	—
Acquisition related fees	—	4,587	—
Taleo settlement	(3,000)	—	—
Settlements associated with litigations, net	1,395	—	—
Non-GAAP cash from operating activities	$54,435	$35,015	$35,520

Non-GAAP revenue.  Non-GAAP revenue consists of GAAP revenue adjusted to reverse the write down of the deferred revenue associated with purchase accounting for the Salary.com acquisition.  The written-down deferred revenue is added back to non-GAAP revenue because we believe its inclusion provides a more accurate depiction of total revenue arising from the Salary.com acquisition.

Non-GAAP subscription revenue as a percentage of total revenue.  Non-GAAP subscription revenue as a percentage of total revenue can be derived from our consolidated statements of operations after adjusting subscription revenue to add back the write-down of the deferred revenue associated with purchase accounting for the Salary.com acquisition as described above.  We expect that the percentage of non-GAAP subscription revenue will be within a range of 70% to 75% of our total revenues in 2012.

	For the years ended December 31,
	2011	2010	2009
	(unaudited)	(unaudited)	(unaudited)
Revenue
Subscription revenue	$204,230	$154,689	$133,854
Add: deferred revenue associated with acquisition	8,146	3,065	—
Non-GAAP subscription revenue	212,376	157,754	133,854
Other revenue	78,709	41,664	23,815
Non-GAAP revenue	291,085	199,418	157,669

Cost of revenues	112,173	68,433	53,371
Less: share-based compensation expense	252	238	369
Less: Acquisition-related fees	—	151	—
Less: Severance expense	—	—	651
Non-GAAP gross profit	$179,164	$131,374	$105,318

Non-GAAP subscription revenue as a percentage of total non-GAAP revenue	73.0%	79.1%	84.9%
Non-GAAP gross profit as percent of total non-GAAP revenue	61.6%	65.9%	66.8%

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

	For the years ended December 31,
	2011	2010	2009
	(unaudited)	(unaudited)	(unaudited)
Income (loss) from operations	$1,903	$(300)	$(29,035)
Deferred revenue associated with acquisition	8,146	3,065	—
Share-based compensation expense	6,369	4,542	5,364
Amortization of acquired intangibles	14,381	5,753	4,475
Acquisition-related fees	559	4,587	—
Litigation related fees	1,416	—	—
Taleo settlement	(3,000)	—	—
Gain on sale of asset	(197)	—	—
Professional fees associated with variable interest entity	—	—	687
Severance expense	—	—	1,156
Goodwill impairment charge	—	—	33,329
Noncontrolling interest	—	—	(61)
Non-GAAP income from operations	$29,577	$17,647	$15,915

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We derive our revenue from two sources: (1) subscription revenues for solutions, which are comprised of subscription fees from customers accessing our on-demand software, proprietary content, outsourcing services and consulting services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete consulting services. Because we provide our solutions as a service, we follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10, “Revenue Recognition” and ASC 605-25 “Multiple Element Arrangements.”  We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the service has been provided to the customer;

•	the collection of the fees is probable; and

•	the amount of fees to be paid by the customer is fixed or determinable.

 Subscription fees and support revenues are recognized ratably on a monthly basis over the terms of the contracts.  Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Deferred revenue represents payments received or accounts receivable from the Company's customers for amounts billed in advance of subscription services being provided.

We record expenses billed to customers in accordance with ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and agency fees.  Reimbursed expenses totaled $6.4 million, $3.3 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

For contracts entered into prior to our adoption of Accounting Standards Update (“ASU”) 2009-13, in determining whether revenues from consulting services could be accounted for separately from subscription revenue, we considered the following factors for each agreement: availability from other vendors, whether objective and reliable evidence of fair value exists of the undelivered elements, the nature and the timing of when the agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the customer's satisfaction with the other services.

Pursuant to the transition rules contained in ASU 2009-13, we elected to early adopt the provisions included in the amendment effective January 1, 2010.  This change in policy increased our revenues by approximately $2.9 million for the year ended December 31, 2010.

We enter into arrangements with customers which may include consulting services, software licenses and delivery of data.  For arrangements that contain multiple deliverables, the selling price hierarchy established in ASU 2009-13 is used to determine the selling price of each deliverable. The selling price hierarchy allows for the use of estimated selling price (“ESP”) to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement in the absence of vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”).

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

The revenue guidance contained in ASU 2009-13 modifies the way we account for certain of its arrangements, by allowing us to separate consulting services and corresponding license fees into two separate units of accounting.  These two deliverables represent the primary elements in those arrangements and are recognized upon performance or delivery of each service or product, respectively to the end customer.  Revenue related to consulting services is recognized as obligations are fulfilled on a proportional performance basis and typically earned over a three to six month period, while the license fees may be recognized over a two to five year period.  After the adoption of ASU 2009-13, costs associated with the delivery of our consulting services are expensed as incurred.

Multiple element arrangements consisting of multiple products are impacted by the new revenue guidance.  Under ASU 2009-13, total consideration for an arrangement is allocated to each product or service using the hierarchy of VSOE, third party evidence or the relative selling price method and is recognized as each product or service is delivered to the customer.  Consistent with current practice, revenue may be deferred if the arrangement includes any unusual terms, including extended payment terms, specified acceptance terms, or hold backs payable upon final acceptance of the product or service.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience and record the amount on a gross basis. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims.  At December 31, 2011 and 2010, self-insurance accruals totaled $1,083 and $595, and stop loss recoveries totaled $205 for December 31, 2010.  There were no stop loss recoveries for the year ended December 31, 2011.  Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance claims if actual experience differs significantly from management’s estimates.

Capitalized Software Development Costs

In accordance with ASC 985, “Software,” and ASC 350, “Intangibles-Goodwill and Other,” costs incurred in the preliminary stages of a development project are expensed as incurred.  Once an application has reached the development stage, and technological feasibility has been established, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in this report.

Goodwill and Other Identified Intangible Asset Impairment

Since 2002, we have recorded goodwill in accordance with the provisions of ASC 350, “Intangibles-Goodwill and Other,” which requires us to annually review the carrying value of goodwill for impairment.  If goodwill becomes impaired, some or all of the goodwill would be written off as a charge to operations.  This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

During the quarter ended March 31, 2009 we reevaluated our goodwill due to continued adverse changes in the economic climate, a 32.5% decline in our market capitalization from December 31, 2008 through March 31, 2009 and a downward revision in internal projections due to economic conditions.  These factors signaled a triggering event, which required us to determine whether and to what extent our goodwill may have been impaired as of March 31, 2009.  The allocation process performed on the test date was only for purposes of determining the implied fair value of goodwill with no assets or liabilities written up or down, nor any additional unrecognized identifiable intangible assets recorded as part of this process.  Based on the analysis, a goodwill impairment charge of $33.3 million was recorded to write off the remaining balance of our goodwill for the quarter ended March 31, 2009. The goodwill impairment charge had no effect on the Company’s cash balances

Accounting for Income Taxes

We are subject to income taxes in the U.S. and various foreign countries.  We record an income tax provision for the anticipated tax consequences of operating results reportable to each taxing jurisdiction in compliance with enacted tax legislation.  We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Our determination of the level of valuation allowance at December 31, 2011 is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions.  Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

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

	Kenexa Corporation Consolidated Statements of Operations (in thousands, except for percentages)

	For the Year Ended December 31,
	2011		2010		2009
	Amount	Percent of revenues	Amount	Percent of revenues	Amount	Percent of revenues
Revenues:
Subscription revenue	$204,230	72.2%	$154,689	78.8%	$133,854	84.9%
Other revenue	78,709	27.8%	41,664	21.2%	23,815	15.1%
Total revenues	282,939	100.0%	196,353	100.0%	157,669	100.0%
Cost of revenues	112,173	39.6%	68,433	34.9%	53,371	33.9%
Gross profit	170,766	60.4%	127,920	65.1%	104,298	66.1%

Operating expenses:
Sales and marketing	63,394	22.4%	48,177	24.5%	35,182	22.3%
General and administrative	53,933	19.1%	48,481	24.7%	40,801	25.9%
Research and development	19,089	6.7%	11,901	6.1%	9,757	6.2%
Depreciation and amortization	32,477	11.5%	19,661	10.0%	14,264	9.0%
Goodwill impairment charge	—	—%	—	—%	33,329	21.1%
Total operating expenses	168,863	59.7%	128,220	65.3%	133,333	84.5%

Income (loss) from operations	1,903	0.7%	(300)	(0.1)%	(29,035)	(18.4)%
Interest (expense) income, net	(1,575)	(0.6)%	14	—%	(44)	—%
Loss on change in fair market value of investments, net	(244)	(0.1)%	(379)	(0.2)%	(12)	—%
Income (loss) before income taxes	84	—%	(665)	(0.3)%	(29,091)	(18.4)%
Income tax expense	(3,955)	(1.4)%	(2,344)	(1.2)%	(1,927)	(1.2)%
Net loss	$(3,871)	(1.4)%	$(3,009)	(1.5)%	$(31,018)	(19.6)%
Income allocated to noncontrolling interest	(234)	(0.1)%	(550)	(0.3)%	(61)	(0.1)%
Accretion associated with variable interest entity	(3,159)	(1.1)%	(2,202)	(1.1)%	—	—%
Net loss allocable to common shareholders’	$(7,264)	(2.6)%	$(5,761)	(2.9)%	$(31,079)	(19.7)%

Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011		2010		2009
Country	Revenue	Percent of revenues	Revenue	Percent of revenues	Revenue	Percent of revenues
United States	$208,027	73.5%	$144,710	73.7%	$124,652	79.1%
United Kingdom	24,941	8.8%	16,240	8.3%	11,156	7.1%
Other European Countries	13,426	4.7%	10,356	5.3%	7,818	4.9%
Germany	5,605	2.0%	6,593	3.4%	4,073	2.6%
The Netherlands	2,780	1.0%	3,049	1.5%	1,755	1.1%
Canada	7,452	2.6%	3,883	2.0%	2,808	1.8%
China	9,241	3.3%	5,326	2.7%	1,390	0.9%
Other	11,467	4.1%	6,196	3.1%	4,017	2.5%
Total	$282,939	100.0%	$196,353	100.0%	$157,669	100.0%

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

	2011	2010	Change	Percent
Revenues:	(in thousands)
Subscription	$204,230	$154,689	$49,541	32.0%
Other	78,709	41,664	37,045	88.9%
Total revenues	$282,939	$196,353	$86,586	44.1%

Summary of changes in Revenues

The increase in total revenues for the year ended December 31, 2011 was primarily due to an increase in demand across our product and service offerings for both subscription and other revenue.  Subscription revenue increased due to large customer wins across our various product lines and the inclusion of revenue from our acquisitions, which contributed approximately $25.9 million.  The increase in other revenue is primarily due to increased success fees received from our recruitment process outsourcing or “RPO” activity and discrete professional services, which consist of consulting and training services.  Revenue from our acquisitions also contributed approximately $7.7 million to the increase in other revenue.  We expect our subscription-based and other revenues to continue to increase in 2012 due to the improved business environment for our products, content and service, renewals by existing customers, sales to new customers and new sales of our 2x platform™.

Cost of Revenues

	2011	2010	Change	Percent
	(in thousands)
Cost of revenues	$112,173	$68,433	$43,740	63.9%

Summary of changes in Cost of Revenues

(in thousands)	Change from 2010 to 2011
Employee-related	$31,672
Third-party fees	9,008
Reimbursed expenses	3,046
Share-based compensation	14
Total change	$43,740

The increase in cost of revenues for the year ended December 31, 2011 was primarily due to increased headcount from our acquisitions and headcount necessary to support our new and expanded customers’ demand for our solutions and services.  The increase in third-party fees was due to an increase in non-billable travel and other expenses, hosting fees, job postings and outside consultants to support our increased revenues.  Overall, the combined increased headcount and changes in the mix of other revenue versus subscription revenue increased the cost to deliver our solutions. As a percentage of revenue, cost of revenue increased by 4.7% to 39.6% for the year ended December 31, 2011, compared to the same period in 2010.

We expect cost of revenues to increase in terms of absolute dollars in 2012 over the prior year due to increased headcount from our recent acquisitions of BHI in late 2011 and OutStart in early 2012.  Additionally, we expect to add headcount to fully service three large RPO customers, who signed contracts during the second half of 2011.  We expect cost of revenues to decrease as a percentage of revenues over the course of 2012.

Operating Expenses

	2011	2010	Change	Percent
	(in thousands)
Sales and marketing	$63,394	$48,177	$15,217	31.6%
General and administrative	53,933	48,481	5,452	11.2%
Research and development	19,089	11,901	7,188	60.4%
Depreciation and amortization	32,447	19,661	12,786	65.0%
Total operating expenses	$168,863	$128,220	$40,643	31.7%

Summary of changes in Sales and Marketing Expense

(in thousands)	Change from 2010 to 2011
Employee-related	$11,839
Marketing	1,285
Share-based compensation	67
Various other expenses	2,026
Total change	$15,217

The increase in sales and marketing expense for the year ended December 31, 2011 was due primarily to increases in employee-related expense in connection with the expansion of our sales and marketing teams both internally and from our recent acquisitions.  The marketing expense increase was driven by our continued investment in our branding and marketing campaigns.  Additionally, various other expenses increased as a result of increases in travel expenses, costs associated with trade shows and third party consultants. As a percentage of revenue, sales and marketing expense decreased by 2.1% to 22.4%, for the year ended December 31, 2011 compared to the prior year due to increased revenues.

Consistent with our past practice, we intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers at levels we deem appropriate given our current economic conditions.  We expect sales and marketing expense to increase in terms of absolute dollars in 2012 due to increased staff expenses and continued investment in our branding and marketing campaigns, while decreasing as a percentage of total revenues.

Summary of changes in General and Administrative Expense

(in thousands)	Change from 2010 to 2011
Employee-related	$2,729
Rent and utility	1,760
Share-based compensation	1,707
Repairs and maintenance	353
Software and licenses	915
Professional services	(3,214)
Various other expenses	1,202
Total change	$5,452

The increase in general and administrative expense for the year ended December 31, 2011 was attributable to an increase in employee-related expenses, rent and utility expenses and share-based compensation.  The increase in employee-related expenses were the result of increases in compensation due to additional headcount from acquisitions.  In addition, bonus and fringe benefits expense increased  due to the attainment of financial goals.  The increase in share-based compensation expense resulted from new long-term incentive awards made during the first and second quarter of 2011.  The increase in rent and utility and repairs and maintenance expense resulted from additional costs related to the consolidation of offices during the first and second quarter of 2011 and additional offices added from our acquisitions.  Our software and licenses expense increase was driven by additional maintenance support and licenses needed to support the increased headcount of our general and administrative teams both internally and from our recent acquisitions.  The decrease in professional services expense resulted from our settlement arising from our patent infringement suit with Taleo during 2011.  The increase in various other expenses is due to increases in other corporate expenses such as travel and entertainment, software and office supplies. As a percentage of revenue, general and administrative expense decreased by 5.6% to 19.1% for the year ended December 31, 2011, compared to the same period in 2010 due to increased revenues.

We expect general and administrative expense to increase in terms of absolute dollars in 2012 over the prior year due to our acquisitions of BHI and OutStart and continued investments in our infrastructure, while decreasing as a percentage of total revenue.

Summary of changes in Research and Development Expense

(in thousands)	Change from 2010 to 2011
Employee-related	$5,907
Professional services	1,396
Various other expenses	(115)
Total change	$7,188

The increase in research and development expense for the year ended December 31, 2011 was primarily driven by an increase in employee-related expenses.  The increase in employee-related costs resulted from increased bonus accruals and compensation costs related to additional headcount added to maintain our existing products.  In addition, costs to further develop and improve feature enhancements not eligible for capitalization contributed to the increase.  As a percentage of revenue, research and development expense increased by 0.6% to 6.7% for the year ended December 31, 2011, compared to the same period in 2010.

As we continue to execute on our strategies, including continuing to develop our 2x platform™, we believe that research and development expenses will increase in absolute dollars and as a percentage of total revenues in 2012 over the prior year.

Summary of changes in Depreciation and Amortization Expense

(in thousands)	Change from 2010 to 2011
Depreciation expense	$4,158
Amortization expense	8,628
Total change	$12,786

The increase in amortization expense for the year ended December 31, 2011 was primarily due to the acquired intangibles from our acquisitions of Salary.com, Talentmine, JRA, Ashbourne and BHI.  The increase in depreciation expense is due to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software,” being placed into service during the period.  As a percentage of revenue, depreciation and amortization expense increased by 1.5% to 11.5% for the year ended December 31, 2011, compared to the same period in 2010. As we continue to execute on our strategies including our 2x platform™ and continuing to develop feature enhancements, we believe that depreciation and amortization expenses will increase in absolute dollars and remain constant as a precent of total revenues in 2012 over the prior year as we place our developed software into service and additional capital purchases.

Income Tax Expense

	2011	2010	Change	Percent
	(in thousands)
Income tax expense	$3,955	$2,344	$1,611	68.7%

The increase in income tax expense for the year ended December 31, 2011 was primarily due to an increase in income before tax, an increase in our valuation allowance of $6.1 million for certain entities that are operating at a loss, and changes in uncertain tax positions, offset by decreases in tax rates in certain foreign jurisdictions. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate and the tax effect of discrete tax events, if any, that occur during each interim period.  The 2011 effective tax rate is higher than the 35% statutory U.S. Federal rate primarily due to losses in jurisdictions where we recorded a valuation allowance.

We recorded no current Federal tax benefit for 2011 on a domestic loss of $5.0 million which may be carried forward for a 20 year period under U.S. tax law.  Current state taxes of $0.3 million have been provided on taxable income recognized by certain domestic affiliated companies.  Current foreign income tax expense of $4.4 million has been provided on foreign taxable income of $14.6 million.  Deferred federal, foreign and state tax (benefit) expense of ($0.5) million, ($1.0) million and $0.7 million, respectively, have been provided on changes in the difference between the book and tax basis of assets.

During the year ended 2011, we made elections related to the acquisition of 100% of the partnership interests of BHI under Section 754 of the Internal Revenue Code with the effect of increasing the tax basis of certain acquired intangible assets to equal the deemed purchase price of these assets. We are amortizing the increased tax basis of these acquired intangibles over a 15-year period for federal and state income tax purposes.  The amortization of these intangibles gives rise to temporary differences between the book basis and tax basis of these assets.

Similarly, during the year ended 2010, we made elections related to the acquisition of Salary.com under Section 338(g) of the Internal Revenue Code with the effect of increasing the tax basis of certain acquired intangible assets to equal the deemed purchase price of these assets. We are amortizing the increased tax basis of these acquired intangibles over a 15-year period for federal and state income tax purposes.  The amortization of these intangibles gives rise to temporary differences between the book basis and tax basis of these assets.

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

Comparison of the Years Ended December 31, 2010 and 2009

Revenues

	2010	2009	Change	Percent
Revenues:	(in thousands)
Subscription	$154,689	$133,854	$20,835	15.6%
Other	41,664	23,815	17,849	74.9%
Total revenues	$196,353	$157,669	$38,684	24.5%

Summary of changes in Revenues

    The increase in total revenue for the year ended December 31, 2010 is attributable to volume increases in our recruitment process outsourcing and other consulting services, our Chinese variable interest entity, and favorable changes in foreign exchange rates, which contributed $11.9 million, $4.1 million and $0.8 million, respectively, compared to the same period in 2009.  In addition, increases from the accounting effects relating to the adoption of ASU 2009-13, an increase in software subscription activity and the revenue from our recent acquisition of Salary.com contributed $2.9 million, $8.7 million and $10.3 million, respectively, compared to the same period in 2009.  Subscription revenue represented approximately 78.8% of our total revenue for the year ended December 31, 2010.

Cost of Revenues

	2010	2009	Change	Percent
	(in thousands)
Cost of revenues	$68,433	$53,371	$15,062	28.2%

Summary of changes in Cost of Revenues

(in thousands)	Change from 2009 to 2010
Employee-related	$11,742
Third-party fees	3,038
Reimbursed expenses	1,113
Severance expense	(700)
Share-based compensation	(131)
Total change	$15,062

The increase in employee-related expense was due to an increase in headcount in our RPO division and our acquisitions of CHPD and Salary.com.  As a percentage of revenue, cost of revenue increased by 1.0% to 34.9% for the year ended December 31, 2010, compared to the same period in 2009.

Operating Expenses

	2010	2009	Change	Percent
	(in thousands)
Sales and marketing	$48,177	$35,182	$12,995	36.9%
General and administrative	48,481	40,801	7,680	18.8%
Research and development	11,901	9,757	2,144	21.9%
Depreciation and amortization	19,661	14,264	5,397	37.8%
Goodwill impairment charge	—	33,329	(33,329)	(100.0)%
Total operating expenses	$128,220	$133,333	$(5,113)	(3.8)%

Summary of changes in Sales and Marketing Expense

(in thousands)	Change from 2009 to 2010
Employee-related	$7,484
Severance expense	818
Bonus expense	802
Marketing	1,757
Travel	1,269
Bad debt reserve	1,382
Third party consultants	(517)
Total change	$12,995

The increase in sales and marketing expense was due primarily to increases in employee-related expense in connection with the expansion of our sales and marketing teams both internally and from our acquisitions of CHPD and Salary.com.  As a percentage of revenue, sales and marketing expense increased by 2.2% to 24.5%, for the year ended December 31, 2010.

Summary of changes in General and Administrative Expense

(in thousands)	Change from 2009 to 2010
Employee-related	$478
Bonus expense	1,498
Rent and utility	1,201
Professional services	3,991
Share-based compensation	(521)
Various other expenses	1,033
Total change	$7,680

The increase in professional fees was primarily due to litigation expenses from our class action and patent infringement suits and consulting fees from our recent acquisitions, partially offset by a reduction in variable interest entity setup fees of $0.6 million for the year ended December 31, 2010, compared to the same period in 2009.  The increase in rent and utilities expense was primarily due to our recent acquisitions.  As a percentage of revenue, general and administrative expense decreased by 1.2% to 24.7% for the year ended December 31, 2010, compared to the same period in 2009.

Summary of changes in Research and Development Expense

(in thousands)	Change from 2009 to 2010
Employee-related	$2,256
Severance expense	(112)
Total change	$2,144

The increase in research and development expense was primarily due to an increase in employee-related expenses.  The increase in employee-related costs resulted from increased bonus accruals and compensation costs related to additional headcount added to enhance and upgrade our existing products.  As a percentage of revenue, research and development expense decreased by 0.1% to 6.1% for the year ended December 31, 2010, compared to the same period in 2009.

Summary of changes in Depreciation and Amortization Expense

(in thousands)	Change from 2009 to 2010
Depreciation expense	$4,119
Amortization expense	1,278
Total change	$5,397

The increase was due primarily to increased depreciation expense associated with our capitalized software and equipment purchases.  The increase in capitalized software development costs is directly attributable to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software.”

Income Tax Expense

	2010	2009	Change	Percent
	(in thousands)
Income tax expense	$2,344	$1,927	$417	21.6%

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

Income tax expense of $1.9 million was recorded on a loss from operations of $29.0 million for the year ended December 31, 2009 as compared with an income tax benefit of $38.1 million for the year ended December 31, 2008.  The 2010 income tax expense is primarily attributable to an increase in the valuation allowance of $7.3 million on federal, state and foreign net operating losses and the recognition of a goodwill impairment loss of $33.3 million that is only partially deductible for U.S. tax purposes.

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

6. Liquidity and Capital Resources

Historically, our primary source of liquidity has been from cash generated from operations, proceeds from equity offerings and revolving credit facilities.  As of December 31, 2011, we had cash and cash equivalents of $67.5 million and investments of $61.5 million.  In addition we have $24.5 million available for borrowing under the revolving line of credit.  We also had borrowings of $30.0 million under our credit and term loans in connection with our acquisitions and to meet our working capital requirements and $0.5 million in capital equipment leases. We believe that our current cash and cash equivalents, investments, revolving credit facility and projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

Cash held in foreign denominated currencies was $13.5 million or 20.1% of our total cash balance as of December 31, 2011.  A ten percent change in the exchange rate of the underlying currencies would have changed our cash balances by approximately $1.4 million.

We calculate our quarterly days sales outstanding (“DSO”) as ending net accounts receivable divided by quarterly net revenues multiplied by 90.  For the years ended December 31, 2011 and 2010, our DSO was 61 and 67, respectively.

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

On October 20, 2010, we entered into an amended credit agreement with PNC Bank.  The maximum amount available under the amended credit agreement is $60.0 million, comprised of a $35.0 million revolving facility, including a sublimit of up to $5.0 million for letters of credit and a sublimit of up to $2.5 million for swing loans (the “Revolving Facility”), and a $25.0 million term facility (the “Term Facility”). We may request to increase the maximum amount available under the Revolving Facility to $50.0 million.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013.  As of December 31, 2011, we had borrowings of $30.0 million under the amended credit agreement in connection with our acquisitions and working capital requirements.

On January 11, 2011, we acquired substantially all of the assets and assumed selected liabilities of Talentmine, a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $3.0 million in cash.

On February 14, 2011, we entered into a share purchase agreement with JRA, a leading provider of employee climate/culture and related surveys based in Auckland, New Zealand, for a purchase price of approximately 9.0 million NZD or $6.9 million in cash.

On May 25, 2011, we completed a public offering of 3,000,000 shares of our common stock at a price to the public of $27.75 per share, and  sold an additional 450,000 shares of our common stock to cover over-allotments of shares. Our net proceeds from the offering, after payment of all offering expenses and commissions, aggregated approximately $91.4 million.

On August 2, 2011, we acquired substantially all of the assets and liabilities of Ashbourne, a supplier of HR and occupational psychology services based in London, England, for a purchase price of approximately $1.8 million in cash.  We believe the acquisition of Ashbourne will provide us with valuable assessment, learning and development products based on government competencies and performance standards.

On November 14, 2011, we entered into a share purchase agreement with BHI, a provider of talent management solutions, particularly in the hospitality sector based in Frisco, Texas, for a purchase price of approximately $11.1 million in cash.  We believe the acquisition of BHI, along with their extensive research on talent management best practices, will add to the company's existing research and content portfolio.

On February 6, 2012, we acquired substantially all of the outstanding capital stock of OutStart, Inc. (“OutStart”), a leading provider of SaaS e-learning solutions and services, based in Boston, Massachusetts, for a purchase price of approximately $46.1 million, including adjustments for certain working capital accounts as defined in the purchase agreement. The acquisition of OutStart will expand the Company’s reach into the e-learning market and enable Kenexa to provide a broader and deeper suite of talent management solutions. We will integrate OutStart’s Learning Management Suite, which includes award-winning social and mobile learning solutions, with Kenexa’s Global Talent Management solutions including its Performance Management suite.

Summary of changes in cash and cash equivalents by activity

	Year ended December 31,
	2011	2010	Change	Percent

Cash provided by operations	$55,344	$25,894	$29,450	113.7%
Cash used in investing activities	(108,318)	(63,138)	(45,180)	(71.6)%
Cash provided by financing activities	68,352	60,351	8,001	13.3%

	Year ended December 31,
	2010	2009	Change	Percent

Cash provided by operations	$25,894	$35,520	$(9,626)	(27.1)%
Cash used in investing activities	(63,138)	(28,214)	(34,924)	(123.8)%
Cash provided by (used in) financing activities	60,351	(170)	60,521	* %

                 *  Not meaningful

Operating Activities

Historically, our largest source of operating cash flows has been cash collections from our customers following the purchase and renewal of their software subscriptions. Payments from customers for subscription agreements are generally received quarterly in advance of providing services. We also generate significant cash from our recruitment process outsourcing services, and to a lesser extent, our consulting services. Our primary uses of cash from operating activities are for personnel-related expenditures as well as payments related to taxes and leased facilities.

	2011	2010	Change from 2010 to 2011	2009	Change from 2009 to 2010
Net (loss) income	$(3,871)	$(3,009)	$(862)	$(31,018)	$28,009
Non-cash charges to net income
Depreciation and amortization	32,447	19,661	12,786	14,264	5,397
Share-based compensation expense	6,369	4,542	1,827	5,364	(822)
Deferred income tax (benefit) expense	(273)	2,647	(2,920)	(423)	3,070
Other non-cash charges to net income	1,988	1,568	420	(24)	1,592
Goodwill impairment charge	—	—	—	33,329	(33,329)
Changes in working capital
Accounts receivable	(7,598)	(9,225)	1,627	7,845	(17,070)
Deferred revenue	12,579	12,097	482	11,215	882
Other changes in working capital	13,703	(2,387)	16,090	(5,032)	2,645
Total cash provided by operations	$55,344	$25,894	$29,450	$35,520	$(9,626)

The increase in non-cash charges to net income during 2011 compared to the same period in 2010 is primarily due to the amortization of intangible assets associated with our acquisitions of Salary.com, Talentmine, JRA, Ashbourne and BHI and depreciation expense due to software development projects qualifying for capitalization.  Additionally, share-based compensation expense resulting from new long-term incentive awards contributed to the increase over the prior period.

The increase in non-cash charges to net income during 2010 compared to the same period in 2009 is primarily due to the amortization of intangible assets associated with our acquisitions of CHPD and Salary.com and depreciation expense due to software development projects qualifying for capitalization.

Investing Activities

Net cash used in investing activities was $108.3 million, $63.1 million and $28.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash used in investing activities consisted primarily of adjustments for acquisitions, escrow payments, earnouts, purchases of securities and additional capital equipment and developed software as follows:

	Years ended December 31,
	2011	2010	2009
StraightSource acquisition	$—	$(250)	$(3,125)
HRC acquisition	—	—	(195)
Quorum acquisition	—	(1,635)	(573)
CHPD acquisition	—	(3,783)	—
Salary.com acquisition	—	(71,703)	—
JRA acquisition	(6,732)	—	—
Talentmine acquisition	(2,950)	—	—
Ashbourne acquisition	(1,838)	—	—
BHI acquisition	(10,912)	—	—
Investment in variable interest entity	—	—	(1,078)
Cash held in escrow for acquisition	—	250	—
Capitalized software and purchases of computer hardware	(23,524)	(16,709)	(15,349)
Purchases of available-for-sale securities	(88,432)	(7,653)	(14,884)
Sales of available-for-sale securities	26,070	23,054	3,715
Sales of trading securities	—	15,291	3,275
Total Cash flows used in investing activities	$(108,318)	$(63,138)	$(28,214)

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 totaled $68.4 million and was primarily attributable to net proceeds from our public offering of $91.4 million.  In addition, proceeds from stock option exercises and sales of our common stock issued through our employee stock purchase plan totaled $9.5 million.  This was offset by net repayments of our term and revolver loans of $29.5 million, repayments of notes payable and capital leases totaling $0.6 million and a contribution to our variable interest entity of $2.5 million.

For the year ended December 31, 2010, net cash provided by financing activity totaled $60.4 million and resulted primarily from net proceeds from borrowing under our revolving credit line and term loan of $59.5 million, net proceeds from stock option exercises of $3.9 million, and share issuance from our employee stock purchase plan of $0.4 million, partially offset by deferred financing costs of $0.6 million, repayments of borrowings under our revolving credit line of $2.5 million, repayments of capital lease obligations of $0.2 million, and net repayments of notes payable of $0.1 million.

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

Unaudited Quarterly Statements of Operations

The following tables present our unaudited quarterly results of operations for each of the eight quarters in the period ended December 31, 2011 and our unaudited quarterly results of operations expressed as a percentage of our total revenue for the same periods. You should read the following tables in conjunction with our audited consolidated financial statements and related notes appearing in this annual report on Form 10-K. We have prepared the unaudited information on a basis consistent with our audited consolidated financial statements and have included all adjustments, which, in the opinion of management, are necessary to fairly present our operating results for the quarters presented. Our historical unaudited quarterly results of operations are not necessarily indicative of results for any future quarter or for a full year.

	Consolidated Statements of Operations
	For the Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(unaudited and in thousands, except per share data)
Revenues:
Subscription revenue	$54,698	$53,462	$49,867	$46,203	$45,553	$39,764	$36,120	$33,252
Other revenue	23,545	22,241	19,148	13,775	15,487	11,020	8,745	6,412
Total revenues	78,243	75,703	69,015	59,978	61,040	50,784	44,865	39,664
Cost of revenues	32,268	29,693	26,867	23,345	21,605	17,957	15,060	13,811
Gross profit	45,975	46,010	42,148	36,633	39,435	32,827	29,805	25,853

Operating expenses:
Sales and marketing	17,041	16,390	15,688	14,275	15,637	11,642	11,258	9,640
General and administrative	12,852	15,114	13,219	12,748	15,939	12,084	10,627	9,831
Research and development	4,913	4,912	4,819	4,445	4,208	3,277	2,132	2,284
Depreciation and amortization	8,279	8,244	8,006	7,918	7,204	4,341	4,080	4,036
Total operating expenses	43,085	44,660	41,732	39,386	42,988	31,344	28,097	25,791
Income (loss) operations	2,890	1,350	416	(2,753)	(3,553)	1,483	1,708	62
Interest (expense) income, net	(850)	59	(344)	(440)	(341)	72	137	146
Gain (loss) on change in fair market value of investments, net	147	(127)	(264)	—	—	(382)	34	(31)
Income (loss) before income tax	2,187	1,282	(192)	(3,193)	(3,894)	1,173	1,879	177
Income tax expense	(1,783)	(1,602)	(596)	26	(1,438)	(26)	(747)	(133)
Net income (loss)	$404	$(320)	$(788)	$(3,167)	$(5,332)	$1,147	$1,132	$44
Loss (income) allocated to noncontrolling interest	203	(288)	(149)	—	(144)	(188)	(156)	(62)
Accretion associated with variable interest entity	—	(2,507)	(652)	—	(1,393)	(809)	—	—
Net income (loss) allocable to common shareholders’	$607	$(3,115)	$(1,589)	$(3,167)	$(6,869)	$150	$976	$(18)

Net income (loss) per share – basic and diluted	$0.02	$(0.12)	$(0.06)	$(0.14)	$(0.30)	$0.01	$0.04	$0.00

	Consolidated Statements of Operations
	For the Three Months Ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
Revenues:
Subscription revenue	69.9%		70.6%		72.3%		77.0%		74.6%		78.3%		80.5%		83.8%
Other revenue	30.1%		29.4%		27.7%		23.0%		25.4%		21.7%		19.5%		16.2%
Total revenues	100.0%		100.0%		100.0%		100.0%		100.0%		100.0%		100.0%		100.0%
Cost of revenues	41.2%		39.2%		38.9%		38.9%		35.4%		35.4%		33.6%		34.8%
Gross profit	58.8%		60.8%		61.1%		61.1%		64.6%		64.6%		66.4%		65.2%

Operating expenses:
Sales and marketing	21.8%		21.7%		22.7%		23.8%		25.6%		22.9%		25.1%		24.3%
General and administrative	16.4%		20.0%		19.2%		21.3%		26.1%		23.8%		23.7%		24.8%
Research and development	6.3%		6.5%		6.9%		7.4%		6.9%		6.5%		4.7%		5.8%
Depreciation and amortization	10.6%		10.9%		11.6%		13.2%		11.8%		8.5%		9.1%		10.2%
Total operating expenses	55.1%		59.1%		60.4%		65.7%		70.4%		61.7%		62.6%		65.1%
Income (loss) from operations	3.7%		1.7%		0.7%		(4.6	) %	(5.8	) %	2.9%		3.8%		0.1%
Interest (expense) income, net	(1.1	) %	0.1%		(0.5	) %	(0.7	) %	(0.6	) %	0.1%		0.3%		0.4%
Gain (loss) on change in fair market value of investments, net	0.2%		(0.1	) %	(0.4	) %	—%		—%		(0.7	) %	0.1%		(0.1	) %
Income (loss) before income tax	2.8%		1.7%		(0.2	) %	(5.3	) %	(6.4	) %	2.3%		4.2%		0.4%
Income tax expense	(2.3	) %	(2.1	) %	(0.9	) %	—%		(2.4)%		—%		(1.7	) %	(0.3	) %
Net income (loss)	0.5%		(0.4	) %	(1.1	) %	(5.3	) %	(8.8)%		2.3%		2.5%		0.1%
Loss (income) allocated to noncontrolling interest	0.3%		(0.4	) %	(0.2	) %	—%		(0.2	) %	(0.4	) %	(0.3	) %	(0.2	) %
Accretion associated with variable interest entity	—%		(3.3	) %	(0.9	) %	—%		(2.3	) %	(1.6	) %	—%		—%
Net income (loss) allocable to common shareholders’	0.8%		(4.1	) %	(2.2	) %	(5.3	) %	(11.3	) %	0.3%		2.2%		(0.1	) %

Comparison of Unaudited Quarterly Results

Revenues

Total revenue increased quarter over quarter throughout 2010 and 2011 due to purchases of our solutions by new customers, purchases of additional solutions by existing customers, contract renewals, increase in RPO services and positive economic conditions. For the full year 2012, we expect our subscription-based and other revenues to continue to increase due to the improved business environment for our products, content and service, renewals by existing customers, sales to new customers and new sales of our 2x platform™.

Cost of Revenues

Cost of revenue for the quarters presented has fluctuated between 33.6% and 41.2% based on the mix of sales between subscription revenue and other revenue. Cost of revenue was highest as a percentage of total revenue for the three months ended December 31, 2011. As our overall revenue fluctuates, we expect our cost of revenue to change proportionately, subject to pricing pressure related to economic conditions and slightly influenced by the mix of services and software. To the extent new customers are added, the cost of services, as a percentage of revenue, will be greater than those services associated with existing customers. We expect cost of revenues to increase in terms of absolute dollars in 2012 over the prior year due to increased headcount from our recent acquisitions of BHI and OutStart. Additionally, we expect to add headcount to fully service two large RPO customers, who signed contracts during the fourth quarter of 2011. We expect cost of revenues to decrease as a percentage of total revenues over the course of 2012.

Sales and Marketing

Following our acquisitions in 2010 and our rebranding initiatives in 2011 sales and marketing fluctuated between 21.7% and 25.6% of our total revenues for those periods.  During 2010 and 2011, sales and marketing expenses increased in terms of absolute dollars as a result of increased marketing programs, variable compensation programs and our acquisitions.  Consistent with our past practice, we intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers at levels we deem appropriate given the current economic conditions.  We expect sales and marketing expense to increase in terms of absolute dollars and decrease as a percentage of total revenues in 2012 due to increased staff expenses and continued investment in our branding and marketing campaigns.

General and Administrative

General and administrative expenses for the quarters presented have fluctuated as a percentage of revenues between 16.4% and 26.1% and was lowest during the three months ended December 31, 2011.  As a percentage of total revenues general and administrative expenses decreased due to professional fees in connection with our settlement arising from our patent infringement suit with Taleo. In the longer term based upon the current state of the economy, we believe that general and administrative expenses will increase in terms of absolute dollars and decrease as a percentage of total revenues in 2012 due to our acquisitions of BHI and OutStart and continued investments in our infrastructure.

Research and Development

Research and development expenses for the quarters presented have fluctuated as a percentage of revenues from 4.7% to 7.4% due to increases in capitalized software development costs during 2011 and 2010.  The increase in capitalized software development costs was due in part to continued development and enhancements of our 2x platform™ and enhancements and upgrades of our existing products. As we continue to execute on our strategies, including continuing to develop our 2x platform™, we believe that research and development expenses will increase in terms of absolute dollars and as a percentage of total revenues in 2012.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2011:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Put Option	$4,479	$4,479	$—	$—	$—
Credit Facility	30,000	5,000	25,000	—	—
Capital Lease Obligations	500	282	218	—	—
Operating Lease Obligations	41,111	8,231	13,784	10,989	8,107
Interest on loans	1,794	1,100	694	—	—
BHI earnout	5,113	—	5,113	—	—
Total	$82,997	$19,092	$44,809	$10,989	$8,107

The amounts listed above for put option represent the amounts based upon the December 31, 2011 accretion calculation whereby the sellers (noncontrolling interests) can enforce its put option at anytime to the Company.

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

    The amounts listed above for interest on loans represents the estimated interest payments due on our term and revolver loan facilities.

The amounts listed above for BHI earnout is the calculated contingent consideration we expect to pay based on the Company’s estimated revenue growth within the hospitality industry.

We had no off-balance sheet arrangements for the periods presented in this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In January 2010, the Company adopted ASU 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force,” which eliminates the use of the residual method for allocating consideration,  and in the absence of vendor specific objective evidence or third-party evidence allows for the use of estimated selling price to determine the fair value of undelivered elements in order to separate the elements in a multiple-element arrangement. By removing the criterion requiring the use of objective and reliable evidence of fair value in separately accounting for deliverables, the recognition of revenue will more closely align with certain revenue arrangements. The standard also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU No. 2009-13 is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010, however the Company elected to early adopt under the transition rules effective January 1, 2010.  The adoption did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and noted that it had no impact on its disclosures through December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011.  The Company does not expect the adoption of this standard to materially impact the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”, which requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB has issued ASU 2011-12, “Comprehensive Income (Topic 220)”, that deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. . The Company does not expect the adoption of this standard to materially impact the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (revised topic).” The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company does not expect the adoption of this standard to materially impact the consolidated financial statements.

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

Foreign Currency Exchange Risk

In 2011, approximately 73.5% of our total revenue was comprised of sales to customers in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% increase in the value of the U.S. dollar during 2011, relative to each currency in which our non-U.S. generated sales are denominated, would have resulted in reduced annual revenues of approximately 3.1% for the year ended December 31, 2011.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were a decrease of $2 million and $0.6 million during 2011 and 2010, respectively, and are included in other comprehensive loss. The foreign currency translation adjustment is not adjusted for income taxes because it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have had a significant effect on our interest income for the year ended December 31, 2011.

We also have a $30.0 million loan with PNC Bank N.A., of which $28.8 million is subject to an interest rate swap, which we used to partially fund our acquisition of Salary.com in the third quarter of 2010.  This swap effectively changed the variable rate cash flow exposure on the debt obligations to fixed cash flows, thereby eliminating our interest rate risk.

ITEM 8.             Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Kenexa Corporation

We have audited the accompanying consolidated balance sheets of Kenexa Corporation and Subsidiaries (collectively, Kenexa Corporation) (a Pennsylvania corporation) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Kenexa Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kenexa Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the new accounting guidance related to revenue recognition for multiple-element arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kenexa Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, PA
March 15, 2012

 Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$67,459	$52,455
Short-term investments	51,807	—
Accounts receivable, net of allowance for doubtful accounts of $3,045 and $2,545	52,664	45,584
Unbilled receivables	3,385	2,782
Income tax receivable	196	2,406
Deferred income taxes	5,477	5,583
Prepaid expenses and other current assets	9,555	8,782
Total current assets	190,543	117,592

Long-term investments	9,710	—
Property and equipment, net	18,632	19,757
Software, net	27,179	21,459
Goodwill	43,265	32,935
Intangible assets, net	73,074	68,238
Deferred income taxes, non-current	35,092	35,825
Deferred financing costs, net	354	566
Other long-term assets	7,795	11,050
Total assets	$405,644	$307,422

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,909	$7,921
Notes payable, current	11	92
Term loan, current portion	5,000	5,000
Commissions payable	3,673	3,169
Accrued compensation and benefits	18,061	9,491
Other accrued liabilities	13,970	10,007
Deferred revenue	81,795	71,346
Capital lease obligations	282	271
Total current liabilities	130,701	107,297

Revolving credit line and term loan	25,000	54,500
Capital lease obligations, less current portion	218	146
Notes payable, less current portion	—	10
Deferred revenue, less current portion	7,042	4,706
Deferred income taxes	1,823	1,329
Other long-term liabilities	5,330	2,515
Total liabilities	$170,114	$170,503

Commitments and Contingencies

Temporary equity
Noncontrolling interest	4,990	4,052

Shareholders’ Equity
Preferred stock, par value $0.01; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 27,124,276 and 22,900,253 shares issued and outstanding, respectively	271	229
Additional paid-in-capital	385,511	281,791
Accumulated deficit	(149,376)	(145,271)
Accumulated other comprehensive loss	(5,866)	(3,882)
Total shareholders’ equity	230,540	132,867
Total liabilities and shareholders’ equity	$405,644	$307,422

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Subscription	$204,230	$154,689	$133,854
Other	78,709	41,664	23,815
Total revenues	282,939	196,353	157,669
Cost of revenues	112,173	68,433	53,371
Gross profit	170,766	127,920	104,298

Operating expenses:
Sales and marketing	63,394	48,177	35,182
General and administrative	53,933	48,481	40,801
Research and development	19,089	11,901	9,757
Depreciation and amortization	32,447	19,661	14,264
Goodwill impairment charge	—	—	33,329
Total operating expenses	168,863	128,220	133,333

Income (loss) from operations	1,903	(300)	(29,035)
Interest (expense) income, net	(1,575)	14	(44)
Loss on change in fair market value of investments, net	(244)	(379)	(12)
Income (loss) before income taxes	84	(665)	(29,091)
Income tax expense	(3,955)	(2,344)	(1,927)
Net loss	$(3,871)	$(3,009)	$(31,018)
Income allocated to noncontrolling interest	(234)	(550)	(61)
Accretion associated with variable interest entity	(3,159)	(2,202)	—
Net loss allocable to common shareholders	$(7,264)	$(5,761)	$(31,079)

Basic and diluted net loss per share	$(0.28)	$(0.25)	$(1.38)
Weighted average shares used to compute net loss per share – basic and diluted	25,524,227	22,645,286	22,532,719

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Comprehensive loss
Balance December 31, 2008	$225	$269,365	$(110,633)	$(2,421)	$156,536	$(108,520)
Loss on currency translation adjustments	—	—	—	(925)	(925)	(925)
Unrealized loss on short-term investments	—	—	—	(157)	(157)	(157)
Share-based compensation expense	—	5,364	—	—	5,364	—
Option exercises	—	70	—	—	70	—
Employee stock purchase plan	1	328	—	—	329	—
Income allocated to noncontrolling interest	—	—	(61)	—	(61)	(61)
Net loss	—	—	(31,018)	—	(31,018)	(31,018)
Balance December 31, 2009	$226	$275,127	$(141,712)	$(3,503)	$130,138	$(32,161)
Loss on currency translation adjustments	—	—	—	(607)	(607)	(607)
Unrealized gain on short-term investments	—	—	—	228	228	228
Share-based compensation expense	—	4,542	—	—	4,542	—
Option exercises	3	3,924	—	—	3,927	—
Employee stock purchase plan	—	400	—	—	400	—
Income allocated to noncontrolling interest	—	—	(550)	—	(550)	(550)
Accretion associated with noncontrolling interest (variable interest entity)	—	(2,202)	—	—	(2,202)	(2,202)
Net loss	—	—	(3,009)	—	(3,009)	(3,009)
Balance December 31, 2010	$229	$281,791	$(145,271)	$(3,882)	$132,867	$(6,140)
Loss on currency translation adjustments	—	—	—	(1,984)	(1,984)	(1,984)
Share-based compensation expense	—	6,369	—	—	6,369	—
APIC Pool adjustment	—	(344)	—	—	(344)	—
Option exercises	7	8,920	—	—	8,927	—
Employee stock purchase plan	—	545	—	—	545	—
Income allocated to noncontrolling interest	—	—	(234)	—	(234)	(234)
Accretion associated with noncontrolling interest (variable interest entity)	—	(3,159)	—	—	(3,159)	(3,159)
Public stock offering, net	35	91,389	—	—	91,424	—
Net loss	—	—	(3,871)	—	(3,871)	(3,871)
Balance December 31, 2011	$271	$385,511	$(149,376)	$(5,866)	$230,540	$(9,248)

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(3,871)	$(3,009)	$(31,018)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	32,447	19,661	14,264
Loss on disposal of property and equipment	189	153	—
Amortization of bond premium	721	—	—
Realized loss on available-for-sale securities	124	483	—
Goodwill impairment charge	—	—	33,329
Gain (loss) on change in fair market value of ARS and put option, net	—	(3)	12
Share-based compensation expense	6,369	4,542	5,364
Amortization of deferred financing costs	212	45	364
Bad debt expense (recoveries), net	742	890	(400)
Deferred income tax (benefit) expense	(273)	2,647	(423)

Changes in assets and liabilities, net of business combinations
Accounts and unbilled receivables	(7,598)	(9,225)	7,845
Prepaid expenses and other current assets	(439)	58	(3,454)
Income tax receivable	2,211	(707)	(467)
Other long-term assets	2,403	(831)	(1,536)
Accounts payable	(227)	(3,678)	(815)
Accrued compensation and other accrued liabilities	6,512	739	480
Commissions payable	505	2,281	112
Deferred revenue	12,579	12,097	11,215
Other liabilities	2,738	(249)	648
Net cash provided by operating activities	55,344	25,894	35,520

Cash flows from investing activities
Capitalized software and purchases of property and equipment	(23,524)	(16,709)	(15,349)
Purchase of available-for-sale securities	(88,432)	(7,653)	(14,884)
Sales of available-for-sale securities	26,070	23,054	3,715
Sales of trading securities	—	15,291	3,275
Acquisitions and variable interest entity, net of cash acquired	(22,432)	(77,371)	(4,971)
Cash released from escrow for acquisitions	—	250	—
Net cash used in investing activities	(108,318)	(63,138)	(28,214)

Cash flows from financing activities
Borrowings under revolving credit line and term loan	3,000	59,500	—
Repayments under revolving credit line and term loan	(32,500)	(2,525)	—
Repayments of notes payable	(83)	(77)	(73)
Repayments of capital lease obligations	(493)	(232)	(290)
Deferred financing costs	—	(611)	—
Purchase of additional interest in variable interest entity	(2,468)	(31)	(206)
Proceeds from common stock issued through Employee Stock Purchase Plan	545	400	329
Net proceeds from option exercises	8,927	3,927	70
Net proceeds from public offering	91,424	—	—
Net cash provided by (used in) financing activities	68,352	60,351	(170)
Effect of exchange rate changes on cash and cash equivalents	(374)	127	343
Net increase in cash and cash equivalents	15,004	23,234	7,479
Cash and cash equivalents at beginning of year	52,455	29,221	21,742
Cash and cash equivalents at end of year	$67,459	$52,455	$29,221

	Year ended December 31,
	2011	2010	2009
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$1,538	$337	$191
Income taxes paid	$4,517	$1,298	$5,395
Income taxes refunded	$4,741	$1,803	$—
Non-cash investing and financing activities
Capital lease obligations incurred	$568	$154	$513

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

Kenexa Corporation and its subsidiaries (collectively the “Company” or “Kenexa”) is a leading provider of software-as-a-service, or SaaS, solutions that enable organizations to more effectively recruit and retain employees.  Kenexa’s solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices.  Kenexa’s software applications are complemented with tailored combinations of proprietary content, outsourcing services and consulting services based on its 24 years of experience assisting customers in addressing their Human Resource (HR) requirements.  Together, the software applications, content and services form complete solutions that customers find more effective than the point technology or service solutions available from alternative vendors.  The Company believes that these solutions enable its customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

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

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Interest Rate Swap Agreements

The Company’s variable-rate debt obligations expose it to variability in interest payments due to changes in interest rates. To limit the variability of a portion of its interest payments, the Company has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. This swap changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.  See Footnote 13 – Line of Credit in the Notes to Consolidated Financial Statements for further details.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, short and long-term investments , if presented, accounts payable and accrued expenses at December 31, 2011 and 2010 approximate fair value of these instruments due to their short-term nature.

In accordance with ASC 820, “Fair Value Measurements and Disclosure”, the Company uses three levels of inputs to measure fair value:

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2011, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund and its financial assets valued based on Level 2 inputs consisted of municipal bonds. The Company's interest rate swap derivative value was based upon Level 2 inputs, as described below.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency.  Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting period. The operations of the variable interest entity in China are translated from Chinese Yuan Renminbis, for which the exchange rate at December 31, 2011 approximated 6.4 Yuan Renminbis to one U.S. dollar. The related translation adjustments are reported in the shareholders’ equity section of the balance sheet and resulted in a net reduction in shareholders’ equity of $1,984, $607, and $925 for the years ended December 31, 2011, 2010 and 2009, respectively. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary. Transaction net gains and losses resulting from the Company’s foreign operations resulted in net losses of $606, $417 and $66 for the years ended December 31, 2011, 2010, and 2009, respectively.

Comprehensive Loss

Comprehensive loss consists of net losses on foreign currency translation adjustments, net unrealized gains and losses on investments, income allocated to noncontrolling interest, accretion associated with noncontrolling interest and net income or loss and is reported on the accompanying consolidated statements of shareholders’ equity. For the years ended December 31, 2011, 2010 and 2009, comprehensive loss was $9,248, $6,140, and $32,161 respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable.  Credit risk arising from receivables is mitigated by the large number of customers comprising the Company's customer base and their dispersion across various industries. The Company does not require collateral. The customers are concentrated primarily in the Company’s U.S. market area.  At December 31, 2011 and 2010, there were no customers that represented more than 10% of the net accounts receivable balance. The Company’s top 3 customers represented, collectively, approximately 9.0% and 8.1% at December 31, 2011 and 2010, respectively, of the Company’s net accounts receivable balance. In addition, no one customer individually exceeded 10% of the Company’s revenues. The Company’s top 3 customers represented, collectively, approximately, 11.9%, 12.7% and 14.6% of the Company’s total revenues for the year ended December 31, 2011, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase.  Cash balances are maintained at several banks. Cash held in fixed term deposits with original maturities of three months or less at the time of purchase totaled $500 and $829 as of December 31, 2011 and 2010, respectively. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100 (which has been temporarily increased to $250 through December 31, 2013). Certain operating cash accounts may periodically exceed the FDIC limits.

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks totaled $13,536 and $10,862 and represented 20.1% and 20.7% of our total cash and cash equivalents balance at December 31, 2011 and 2010, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Investment gains and loss

The investment loss in 2011 includes changes in the fair market values in the interest rate swaps.  The investments are recorded at fair value using a discounted cash flow model and assumptions which include the three month forward LIBOR yield.  The Company does not expect the change to materially impact its future financial results. In January 2012, this variable was modified to include a one month forward LIBOR yield.

The net investment loss in 2010 includes changes in the fair market value in the auction rate securities and put option.  The investments were recorded at fair value using a discounted cash flow model and assumptions including maximum auction rate, liquidity risk premium, probability of earned maximum rate until maturity and probability of default.  The Company’s investments were valued in accordance with the provisions of ASC 820 using significant unobservable (Level 3) inputs.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimates the liability based upon management’s judgment and historical experience and records the amount on a gross basis. At December 31, 2011 and 2010, self-insurance accruals totaled $1,083 and $595, and stop loss recoveries totaled $205, for the year ended December 31, 2010. There were no stop loss recoveries for the year ended December 31, 2011. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance claims if actual experience differs significantly from management’s estimates.

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

Year	Balance at January 1,	Bad debt expense (recoveries)	Write offs	Balance at December 31,
2011	$2,545	$742	$(242)	$3,045
2010	2,090	890	(435)	2,545
2009	3,755	(400)	(1,265)	2,090

Long-Lived Assets

The Company evaluates its long-lived assets, including certain identifiable assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In connection with the Company’s goodwill impairment analysis for each of the periods ended December 31, 2011 and 2010, the Company evaluated its long-lived assets, including certain identifiable intangible assets, for potential impairment by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset, pursuant to ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets,” and determined that no such assets were impaired. Given the uncertainty around the global economic recovery, it is possible that the estimated future cash flows of the asset groupings will be reduced, which may result in an impairment in future periods.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription revenue for solutions, which is comprised of subscription fees from customers accessing the Company’s on-demand software (application services), proprietary content, outsourcing services and consulting services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) other fees for discrete consulting services. Because the Company provides its solutions as a service, the Company follows the provisions of ASC 605-10, “Revenue Recognition” and ASC 605-25 “Multiple Elements Arrangements.” We recognize revenue when all of the following conditions are met:

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

The Company records expenses billed to customers in accordance with ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and agency fees.  For the years ended December 31, 2011, 2010, and 2009, reimbursed expenses totaled $6,387, $3,327 and $2,218, respectively.

For contracts entered into prior to its adoption of ASU 2009-13, in determining whether revenues from consulting services could be accounted for separately from subscription revenue, the Company considered the following factors for each agreement: availability from other vendors, whether objective and reliable evidence of fair value exists of the undelivered elements, the nature and the timing of when the agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the customer's satisfaction with the other services. Pursuant to the transition rules contained in ASU 2009-13, the Company elected to early adopt the provisions included in the amendment effective January 1, 2010.

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

The Company determines the selling price in multiple-element arrangements using VSOE or TPE if available. VSOE is determined based on the price charged for the same deliverable when sold separately and TPE is established based on the price charged by our competitors or third parties for the same deliverable. If the Company is unable to determine the selling price because VSOE or TPE does not exist, the ESP is used.  The Company determines its ESP for its application services and license fees based on the following:

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

The revenue guidance contained in ASU 2009-13 modifies the way the Company accounts for certain arrangements, by allowing the Company to separate consulting services and corresponding license fees into two separate units of accounting. These two deliverables represent the primary elements in those arrangements and are recognized upon performance or delivery of each service or product, respectively to the end customer. Revenue related to consulting services is recognized as obligations are fulfilled on a proportional performance basis and typically earned over a three to six month period, while the license fees may be recognized over a two to five year period. After the adoption of ASU 2009-13, costs associated with the delivery of our consulting services are expensed as incurred.

Multiple element arrangements consisting of multiple products are impacted by the new revenue guidance. Under ASU 2009-13, total consideration for an arrangement is allocated to each product or service using the hierarchy of VSOE, third party evidence or the relative selling price method and is recognized as each product or service is delivered to the customer. Consistent with current practice, revenue may be deferred if the arrangement includes any unusual terms including extended payment terms, specified acceptance terms, or hold backs payable upon final acceptance of the product or service.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Advertising

Advertising costs are expensed when incurred. Advertising costs for the years ended December 31, 2011, 2010 and 2009 were $1,192, $803 and $373, respectively.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan which is available for participation to all eligible employees. Company contributions to the plan are subject to the board of director's election to make a contribution each year. Company contributions, if elected by the board of directors, are allocated to the participants' accounts based upon the percentage of each participant's contributions to the plan during the given year to the total of all participant contributions. For the years ended December 31, 2011, 2010 and 2009, the Company's board of directors elected to make a matching contribution of $1,229, $282 and $298, or 30%, 10% and 10% respectively for each year of employee contributions.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Loss Per Share

The Company follows ASC 260, “Earnings Per Share,” which requires companies that are publicly held or have complex capital structures to present basic and diluted earnings per share on the face of the statement of operations. Earnings (loss) per share is based on the weighted average number of shares and common stock equivalents outstanding during the period. In the calculation of diluted earnings per share, shares outstanding are adjusted to assume conversion of the exercise of options if they are dilutive. In the calculation of basic earnings per share, weighted average numbers of shares outstanding are used as the denominator.

Also, commencing in 2009 as a result of the variable interest entity and its corresponding put option, the Company uses the two-class method of calculating earnings per share as the put feature was issued by the Company and requires adjustments to the carrying value of the noncontrolling interest and the income allocable to common shareholders. There were no common stock equivalents of stock options and restricted stock issued and outstanding included in the computation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 since their effect was antidilutive. A summary of the computation for basic and diluted net loss per share is presented in the table below.

	For the year ended December 31,
	2011	2010	2009
Numerator:
Net loss allocable to common shareholders	$(7,264)	$(5,761)	$(31,079)

Denominator:
Weighted average shares used to compute net loss allocable to common shareholders per common share - basic and dilutive	25,524,227	22,645,286	22,532,719

Basic and diluted net loss per share	$(0.28)	$(0.25)	$(1.38)

Total antidilutive stock options and unvested restricted stock issued and outstanding or granted	875,091	1,621,748	1,979,856

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

2. Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010. The Company adopted this standard in 2011, and noted it did not have a material impact on its disclosures through December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011.  The adoption of this standard will not materially impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”, which requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB has issued ASU 2011-12, Comprehensive Income (Topic 220), that deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income.  The adoption of this standard will only impact the presentation format of the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (revised topic)”. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard will not materially impact the Company’s consolidated financial statements.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

3.  Investments

Short-term and long-term investments at December 31, 2011 are comprised of municipal bonds with varying maturities and credit risk ratings of A3 and VMIG 1 or greater by various rating agencies. Investments are recorded at fair value based on current market rates and are classified as available-for-sale securities. The current yield on the Company’s municipal bonds at December 31, 2011 was 2.98%. Available-for-sale securities are reported at fair value with changes in the related unrealized gains and losses included in comprehensive (loss) income in the accompanying consolidated financial statements. The cost of securities is determined based on the specific identification method. At December 31, 2011 the cost of the available-for-sale securities approximated their fair value.

4.  Acquisitions

Salary.com

On October 1, 2010, the Company acquired Salary.com, Inc., (“Salary.com”), a provider of on-demand compensation software that helps businesses and individuals manage pay and performance, for approximately $78,375 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $4,446, was approximately $82,821, including acquired intangibles of $62,700, with estimated useful lives between 3 and 10 years. The valuation of the identified intangibles was determined based upon estimated discounted incremental future cash flow to be received as a result of these relationships. As part of the Salary.com transaction the Company was required to repay approximately $2,525 of Salary.com’s debt during the fourth quarter of 2010. During 2011 and 2010, the Company paid severance of $631 and $2,626, respectively, resulting in an ending accrued severance balance of zero and $631 as of December 31, 2011 and 2010, respectively. The Company believes there is a significant opportunity to expand the adoption of Salary.com’s product line in large global organizations because its compensation analysis software is highly synergistic with our current suite of talent acquisition and retention solutions. Salary.com’s results of operations were included in the Company’s consolidated financial statements beginning on October 1, 2010.

    The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. The fair value of deferred revenue was determined based upon the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin. The estimated fair values of the intangible assets are further described below. Contract-related assets and technology-related assets are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment. The valuation of the identified intangibles including contract-related, content, software and trade name assets totaling $62,700, which relates to Salary.com’s operations, was determined based upon estimated discounted incremental future cash flow to be received as a result of these intangibles.

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

Pursuant to ASC 805-10-50, “Business Combinations”, the preliminary purchase price allocation for the initial assumed tax liability of Salary.com was adjusted following the completion of the final or termination tax filing which occurred during the three months ended September 30, 2011.  This purchase price or measurement period adjustment resulted in a reduction to the preliminary goodwill and taxes payable recorded in the opening balance sheet at the acquisition date in the amount of $1,757, and has been reflected retrospectively in the consolidated balance sheet for the year ended December 31, 2010.  The reduction in taxes payable resulted from an election taken by the Company relating to deductions pertaining to net operating loss carryforwards (NOLs) of the predecessor company and use of such NOLs to offset the Alternative Minimum Tax liability estimated at the date of acquisition.  No further purchase price adjustments for Salary.com are anticipated, however if any arise, they will be recorded in the consolidated statement of operations as the measurement period ended on September 30, 2011.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4.  Acquisitions (continued)

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and cash equivalents	$6,672
Accounts receivable	6,302
Prepaid expenses and other current assets	1,581
Property & equipment	966
Other long-term assets	1,340
Customer relationships	40,000	11-13 years
Content	17,200	3 years
Software	4,100	3 years
Trade name	1,400	8 years
Goodwill	27,769	Indefinite

Less: Liabilities assumed
Accounts payable	4,274
Accrued salary	1,196
Accrued severance	3,257
Line of credit	2,525
Commissions payable	226
Accrued other	3,135
Accrued income tax	108
Deferred revenue	14,067
Notes payable	167
Total cash purchase price	$78,375

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Year ended December 31, 2010	Year ended December 31, 2009
Revenue	$226,776	$203,836
Net loss attributable to Class A common shareholders	$(46,474)	$(63,726)
Net loss per share—basic and diluted	$(2.05)	$(2.83)

            Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4.  Acquisitions (continued)

Talentmine

On January 11, 2011, the Company acquired substantially all of the assets and assumed selected liabilities of Talentmine, LLC (“Talentmine”), a global performance-based talent assessment and development system with real-time analytics and reports to help employers improve service quality, employee retention and business results, based in Lincoln, Nebraska, for a purchase price of approximately $3,000 in cash.  The total cost of the acquisition, including legal, accounting, and other professional fees of $13, was approximately $3,013. During the fourth quarter of 2011, the Company finalized the preliminary allocation of its purchase price including the terms of the earnout payments due to the former shareholder of Talentmine and determined that these payments do not qualify as consideration for the acquisition, and instead should be recorded as compensatory expense. As such, the Company reduced its goodwill and accrued consideration by $1,304 at December 31, 2011. The acquisition of Talentmine will provide the Company with valuable assessment content, intellectual property and key talent. The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. Talentmine’s results of operations were included in the Company’s consolidated financial statements beginning on January 11, 2011. Due to the nature of the acquisition, the goodwill and related intangible assets from the Talentmine acquisition are being amortized and will be deducted for tax purposes over a fifteen year period.

JRA Technology Ltd.

On February 14, 2011, the Company entered into a share purchase agreement with JRA Technology Ltd. (“JRA”), a leading provider of employee climate/culture and related surveys based in Auckland, New Zealand, for a purchase price of approximately NZD 8,973 or $6,859 in cash with an adjustment for certain working capital accounts as defined in the purchase agreement.  The total cost of the acquisition, including legal, accounting, and other professional fees of $58, was approximately $6,917.  In connection with the acquisition, NZD 675 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against JRA under the acquisition agreement.  The escrow agreement will remain in place for approximately two years from the acquisition date, and any funds remaining in the escrow account at the end of the two year period will be distributed to the former stockholders of JRA.  The acquisition of JRA enhances the Company’s global position in the survey market by broadening our solution suite and increasing our geographic reach.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  JRA’s results of operations were included in the Company’s consolidated financial statements beginning on February 14, 2011.  Due to the nature of the acquisition, the goodwill will not be amortized for tax purposes, however, related intangible assets will be amortized and deducted for tax purposes.

The Ashbourne Group

On August 2, 2011, the Company entered into a share purchase agreement with The Ashbourne Group (“Ashbourne”), a supplier of HR and occupational psychology services based in London, England, for a purchase price of approximately $1,846 in cash.  The acquisition of Ashbourne provides the Company with valuable assessment, learning and development products based on government competencies and performance standards. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. Due to the nature of the acquisition the goodwill and related intangible assets from the Ashbourne acquisition will be amortized and deducted for tax purposes.

Batrus & Hollweg, L.C.

On November 14, 2011, the Company entered into a share purchase agreement with Batrus & Hollweg, L.C. (“BHI”), a provider of talent management solutions, particularly in the hospitality sector based in Texas, for a purchase price of approximately $17,235 including cash and contingent consideration.  At the date of the acquisition, the company has accrued $5,113 related to the contingent consideration. The Company expects to pay $2,394 by March 31, 2013 and the remaining $2,719 by March 31, 2014.  The contingent consideration is calculated based on the Company’s estimated revenue growth within the hospitality industry.  In connection with the acquisition, $1,000 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against BHI under the acquisition agreement.  The escrow agreement will remain in place for approximately eighteen months from the acquisition date, and any funds remaining in the escrow account at the end of the eighteenth month will be distributed to the former stockholders of BHI. The acquisition of BHI will add to the Company's existing research and content portfolio, in addition it will increase the Company’s presence in the hospitality sector.  The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible assets acquired allocated to goodwill and intangible assets. The Company is in the process of finalizing its estimate of contingent consideration as it relates to the revenue and profitability forecasts and the overall integration of the BHI product portfolio and its impact on the calculation. During the measurement period and as the forecasts and calculation is finalized, the Company will record adjustments, if necessary. Due to the nature of the acquisition the goodwill and related intangible assets from the BHI acquisition will be amortized and deducted for tax purposes. Due to the nature of the acquisition the goodwill and related intangible assets from the BHI acquisition will be amortized and deducted for tax purposes.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Variable Interest Entity

On January 20, 2009, the Company entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China. In conjunction with the agreement, the Company paid $1,337 as an initial equity contribution and to compensate the former owners of R and J, who transferred their existing business into a new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”). The initial payment provided the Company with a 46% ownership interest in the variable interest entity, and a presence in China’s human capital management market. In 2011, 2010 and 2009, based upon the preceding year’s operating results for R and J, the Company paid an additional $2,296, $31 and $206, respectively, for an additional 1% ownership interest, for each year, in the variable interest entity. At December 31, 2011, the Company had a 49% ownership interest in the variable interest entity.

The variable interest entity is consolidated in the Company’s financial statements because of the Company’s implicit guarantee to provide financing as well as its significant influence over the day-to-day operations. The equity interests of R and J not owned by the Company are reported as a noncontrolling interest in the Company’s accompanying consolidated balance sheet. All inter-company transactions are eliminated. See Footnote 2 – Summary of Significant Accounting Policies Principles of Consolidation for additional details.

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

The noncontrolling interest related to the variable interest entity is subject to periodic adjustments in its carrying amount based on the put rights contained in the agreement. For the year ended December 31, 2011 and 2010, the Company accreted $3,159 and $2,202 based upon a calculation of the actual operating results of the variable interest entity for the twelve month period ended December 31, 2011 and 2010, respectively.

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

Pursuant to ASC 480 “Distinguishing Liabilities from Equity” (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”) due to the put rights included in the agreement, the Company has presented the estimated fair value of R and J’s 51% and 52% ownership interest and the calculated value of the put right in the variable interest entity amounting to $4,990 and $4,052 at December 31, 2011 and 2010, respectively, in noncontrolling interest and classified the amount as temporary equity on the consolidated balance sheet.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6.  Prepaid Expenses and Other Assets

Prepaid expenses and other current assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Prepaid expenses	$6,014	$4,414
Deferred implementation costs (1)	1,980	2,834
Other current assets	1,561	1,534
Total prepaid expense and other current assets	$9,555	$8,782

(1)
Deferred implementation costs represent internal payroll and other costs incurred in connection with consulting services sold with our internet hosting arrangements. Prior to our adoption of ASU 2009-13 on January 1, 2010 (see revenue recognition accounting policy for implementation service revenue), these costs were deferred over the service period which preceded the hosting period, typically three to four months, and were expensed ratably when the hosting period commenced, typically four to five years. The deferred costs at December 31, 2011 relate to consulting services which were delivered prior to the adoption of ASU 2009-13 and will continue to be deferred until such time as the hosting or license period for those specific contracts commences, at which time these costs will be expensed over the hosting period in accordance with our previous accounting policy. Costs related to consulting services for contracts signed or modified after January 1, 2010, our date of adoption of ASU 2009-13, will be expensed as incurred. During the year ended December 31, 2011 and 2010, approximately $412 and $481, respectively of previously deferred costs were expensed as cost of revenues for certain contracts that are now being recognized in accordance with our new revenue recognition policy in connection with the provisions under material modifications.

7.  Other long-term assets

Other long-term assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Acquisition related escrow balances (1)	$602	$1,077
Security deposits	1,401	3,055
Deferred implementation costs	1,789	4,028
Other long-term assets	4,003	2,890
Total other long-term assets	$7,795	$11,050

(1)
Upon completion of the escrow term or settlement of any outstanding claims, all remaining escrow balances are reclassified to additional purchase price consideration for the respective acquisition, for acquisitions that occurred prior to January 1, 2009.

8.  Goodwill

Since 2002, the Company has recorded goodwill in accordance with the provisions of ASC 350, “Intangibles-Goodwill and Other,” which discontinued the amortization of existing goodwill and instead requires the Company to annually review the carrying value of goodwill for impairment. Prior to 2007, the Company evaluated the carrying value of its goodwill under two reporting units within its single reporting segment. During 2007, the Company combined those two reporting units into a single reporting unit to be in alignment with its organizational and management structure, which was evaluated and restructured as part of the integration of our acquired businesses. As a result, in 2007 and 2008, goodwill was evaluated at the enterprise or Company level. Following its investment in the variable interest entity in China in 2009, the Company reverted to evaluating the carrying value of goodwill under two reporting units within a single segment. The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired.

The Company evaluated its goodwill by comparing to the fair values of its reporting units, based upon management's estimate of the future discounted cash flows to be generated by the business using level three inputs and comparable company multiples, to their carrying values. These cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to the Company's business based on its knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Management determined that the carrying values of its reporting units did not exceed the fair values and as a result believes that no impairment of goodwill existed at December 31, 2011.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

In 2009 after completing its analysis management determined the carrying value of its goodwill exceeded the fair value.  The next step entailed performing an analysis to determine whether the carrying amount of goodwill on the Company’s balance sheet exceeded its implied fair value. The implied fair value of the Company’s goodwill for this step was determined in a similar manner as goodwill recognized in a business combination. That is, the estimated fair value of the Company was allocated to its assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a hypothetical business combination with the estimated fair value of the Company representing the price paid to acquire it. The allocation process performed on each test date was only for purposes of determining the implied fair value of goodwill with no assets or liabilities written up or down, nor any additional unrecognized identifiable intangible assets recorded as part of this process. Based on these analyses, management recorded a goodwill impairment charge of $33,329 for the year ended December 31, 2009. The goodwill impairment charges had no effect on the Company’s cash balances.

The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes, foreign currency, escrow, acquisitions and impairment charges, for the years ended December 31, 2011 and 2010 are as follows:

Balance as of December 31, 2009	$3,204
Acquisitions or adjustments:
StraightSource	250
Quorum	468
CHPD	1,437
Salary.com	27,769
Foreign currency and other	(193)
Balance as of December 31, 2010	$32,935
Acquisitions or adjustments:
JRA	4,617
Ashbourne	1,003
BHI	4,309
Foreign currency and other	401
Balance as of December 31, 2011	$43,265

9.  Intangible Assets

Intangible assets consist of intellectual property, non-compete agreements, customer lists and trademarks. Intellectual property, non-compete agreements and trademarks are amortized on a straight-line basis over their estimated useful lives or contract periods, generally ranging from 3 to 20 years. Customer lists are amortized based on the attrition rate of our customers. The amounts were based, in part, on an analysis of the incremental cash flows expected to be derived from the customer lists using historic retention rates and an appropriate discount rate.  Amortization expense related to these intangible assets was $14,381, $5,753 and $4,475 for 2011, 2010 and 2009, respectively.

Intangible Assets subject to amortization at December 31, 2011 and 2010 consist of the following:

	Gross Carrying Value		Accumulated Amortization		Weighted Average Amortization Period (in years)
Description	2011	2010	2011	2010
Customer lists	$71,783	$60,184	$17,809	$13,381	9.6
Intellectual property	26,134	21,724	9,316	1,800	2.2
Non-compete	2,007	1,592	1,546	1,473	0.7
Trademarks	2,232	1,479	411	87	5.6
Fully amortized intangibles	4,199	2,445	4,199	2,445	—
Total	$106,355	$87,424	$33,281	$19,186	7.4

Intangible Assets estimated amortization expense for each of the next five years is as follows:

Year Ending December 31,	Amortization Expense
2012	$19,323
2013	$15,166
2014	$8,590
2015	$6,236
2016	$5,105

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

10. Software Developed for Internal Use

The Company applies ASC 350, “Intangibles-Goodwill and Other, Internal-Use Software.” The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage and technological feasibility has been established, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software in any of the periods covered in these consolidated financial statements.

	Year Ended December 31,
	2011	2010
Capitalized internal-use software costs	$15,605	$11,515
Research and development expenses	19,089	11,901
Total capitalized software costs and research and development expenses	$34,694	$23,416

Amortization of capitalized internal-use software costs was $8,703, $7,055 and $3,623 for the year ended December 31, 2011, 2010 and 2009, respectively.

11. Property, Equipment and Software

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

A summary of property, equipment and capitalized software and related accumulated depreciation and amortization as of December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
Equipment	$22,543	$20,073
Software	52,370	39,849
Office furniture and fixtures	2,754	2,377
Leasehold improvements	3,959	2,834
Land	628	744
Building	7,490	8,639
Software in development	7,992	5,283
Total property, equipment and software	97,736	79,799
Less accumulated depreciation and amortization	51,925	38,583
Total property, equipment and software, net of accumulated depreciation and amortization	$45,811	$41,216

Depreciation and amortization expense is excluded from cost of revenues. Equipment and office furniture and fixtures included gross assets under capital leases totaling $2,820 and $2,254 at December 31, 2011 and 2010, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $18,066, $13,908 and $9,789 for the years ended December 31, 2011, 2010 and 2009, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2011	2010
Accrued professional fees	$322	$667
Straight line rent accrual	2,928	1,317
Other taxes payable	1,505	1,416
Income taxes payable	3,436	1,626
Other liabilities	3,385	2,981
Contingent consideration (1)	—	2,000
Contingent purchase price (2)	2,394	—
Total other accrued liabilities	$13,970	$10,007

(1)	Contingent consideration related to the Genesys Shareholder Suit (refer to Footnote 14 – Commitment and Contingencies for additional information.)
(2)	Contingent purchase price relates to the BHI Earnout provision (refer to Footnote 4 – Acquisitions for additional information.)

13. Line of Credit

On October 20, 2010, the Company entered into a senior secured credit agreement (the “amended credit agreement”) with PNC Bank.  The maximum amount available under the amended credit agreement is $60,000, comprised of a $35,000 revolving facility, including a sublimit of up to $5,000 for letters of credit and a sublimit of up to $2,500 for swing loans (the “Revolving Facility”), and a $25,000 term facility (the “Term Facility”). The Company may request to increase the maximum amount available under the Revolving Facility to $50,000.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. The Company and each of its U.S. subsidiaries are guarantors of the obligations under the amended credit agreement. Borrowings under the amended credit agreement are secured by substantially all of the Company’s assets (including a pledge of the capital stock of our subsidiaries (but limited to only 65% of the voting stock of first-tier foreign subsidiaries)).  For the year ended December 31, 2010, the Company recorded $611 in deferred financing costs in connection with its credit agreements.  As of December 31, 2011, the Company had outstanding borrowings of $30,000 with an average interest rate of 3.15% in connection with its acquisitions and working capital requirements.

Borrowings under the amended credit agreement are cross-collateralized by a first priority perfected lien on the Company’s assets including, but not limited to, receivables, inventory, equipment, furniture, general intangibles, fixtures, real property and improvements.  The amended credit agreement contains various terms and covenants that provide for restrictions on payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with its financial covenants at December 31, 2011.

In March 2011 and October 2010 in connection with borrowings of $25,000 and $10,000 under the Term and Revolver Facilities, the Company entered into three interest rate swap agreements. As of December 31, 2011 the notional amount of these agreements totaled $28,750 with a quarterly weighted fixed rate of 1.07%. These swaps are set to expire in October 2013. The Company entered into these swaps to manage fluctuations in cash flows resulting from interest rate risk.

The Company has not designated any of its interest rate swaps as a hedge. The Company records each interest rate swap on its balance sheet at fair market value with the changes in fair value recorded as net gains or loss on change in fair market value of investments, net in its Consolidated Statement of Operations. During the year ended December 31, 2011 and 2010, the Company recorded a loss of $276 and a gain of $16, respectively, for the change in the fair value of its interest rate swap. See Footnote 2 - Summary of Significant Accounting Policies - Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate swap.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

14. Income Taxes

     The components of income tax expense (benefit) consisted of the following:

	For the years ended December 31,
	2011	2010	2009
Current
Federal	$—	$(1,648)	$417
Foreign	4,403	1,598	1,080
State and local	338	418	853
Total current	$4,741	$368	$2,350
Deferred
Federal	$(528)	$1,316	$378
Foreign	(992)	(271)	(811)
State and local	734	931	10
Total deferred	(786)	1,976	(423)
Total income tax benefit	$3,955	$2,344	$1,927

A reconciliation of the Company’s effective income tax rate to the U.S. statutory federal income tax rate of 35% is as follows:

	For the years ended December 31,
	2011	2010	2009
U.S. statutory federal tax rate	35.0%	(35.0)%	(35.0)%
Foreign tax differential	(1,686.1)%	(339.6)%	0.8%
Meals and entertainment	292.9%	30.0%	—%
Nondeductible goodwill impairment	—%	—%	15.8%
State income taxes	184.7%	105.7%	(1.6)%
Loss on intercompany loan	—%	(23.7)%	—%
Other nondeductible expenses	68.9%	10.8%	0.5%
Change in valuation allowance	7,219.5%	780.6%	23.9%
Research and development credit	(742.4)%	(139.4)%	(0.9)%
Non-taxable interest	(34.8)%	(18.3)%	(0.5)%
Provision to return true-up	(629.1)%	(18.6)%	3.7%
Income tax expense	4,708.6%	352.5%	6.7%

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

14. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Components of the Company’s net deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Deferred tax assets
Foreign net operating loss carryforwards	$4,075	$3,671
Accrued expenses	3,088	1,998
Federal and state net operating loss carryforwards	6,323	1,792
AMT tax carryforward	239	25
Deferred revenue	3,731	4,177
Accounts receivable allowance	843	806
Stock options	6,865	7,041
Depreciation and amortization	87	181
Goodwill	35,989	36,317
Capitalized R&D tax credits	1,687	1,628
Other	13	11
Total deferred tax assets	$62,940	$57,647
Deferred tax liabilities
Capitalized R&D	(2,996)	(2,871)
Other accrued expenses		—
Depreciation and amortization	(90)	(1,076)
Amortization of intangibles and goodwill	(2,897)	(1,478)
Total deferred tax liabilities	(5,983)	(5,425)
Net deferred tax asset	56,957	52,222
Valuation allowance	(18,211)	(12,143)
Net deferred tax asset	$38,746	$40,079

 Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

14. Income Taxes (continued)

At December 31, 2011, the Company had a Federal net operating loss carryforward of $11,152, which expire at various dates through 2031. The Company has remaining Federal net operating loss carryforwards from acquisitions of $1,664 with an expiration date of 2025. These acquired operating loss carryovers are subject to Internal Revenue Code section 382 loss limitations. The Company also has $39,516 of state net operating loss carryovers available from domestic affiliates and $15,402 of net operating loss carryovers available from foreign affiliates. These state losses have various expiration dates not in excess of 20 years while the foreign losses have no expiration date, except for those relating to India which expire within eight years. Based on the uncertainty of fully utilizing these NOLs the Company has recorded valuation allowances as of December 31, 2011 of $11,331, $3,625 and $3,255 for Federal, state and foreign purposes, respectively.

At December 31, 2010, the Company had a Federal net operating loss carryforward of $5,409 from the year 2010 with an expiration date of 2030. The Company has remaining Federal net operating loss carryforwards from acquisitions of $1,664 with an expiration date of 2025.These acquired operating loss carryovers are subject to Internal Revenue Code section 382 loss limitations. The Company also has $33,666 of state net operating loss carryovers available from domestic affiliates and $14,587 of net operating loss carryovers available from foreign affiliates.  These state losses have various expiration dates not in excess of 20 years while the foreign losses have no expiration date, except for those relating to India which expires in eight years. Based on the uncertainty of fully utilizing these NOLs the Company has recorded valuation allowances as of December 31, 2010 of $6,435, $2,554 and $3,154 for federal, state and foreign purposes, respectively.

At December 31, 2009, the Company had a remaining Federal net operating loss carryforwards from acquisitions of $2,021 with an expiration date of 2025. These acquired operating loss carryovers are subject to Internal Revenue Code section 382 loss limitations. The Company also has $11,342 of state net operating loss carryovers available from domestic affiliates and $8,546 of net operating loss carryovers available from foreign affiliates. These state losses have various expiration dates not in excess of 20 years while the foreign losses have no expiration date, except for those relating to India which expire in eight years. Based on the uncertainty of fully utilizing these NOLs the Company has recorded valuation allowances as of December 31, 2009 of $4,567, $1,561 and $1,332 for Federal, state and foreign purposes, respectively.  In 2009, the Company released $838 of its foreign valuation allowance and simultaneously wrote off a fully reserved acquired foreign net operating loss that was determined to be nondeductible.

Activity in the valuation allowance account for the years ended December 31, 2011, 2010 and 2009 is presented in the table below:

	Beginning Balance	Increase in valuation allowance	Release of valuation allowance	Ending Balance
2011	$(12,143)	$(6,068)	$—	$(18,211)
2010	(7,460)	(7,283)	2,600	(12,143)
2009	(1,329)	(6,969)	838	(7,460)

The determination of the level of valuation allowance at December 31, 2011 is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions. Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

In 2005, the Company was granted a tax holiday from the government of India for its development center located in Hyderabad, India.  This tax holiday was granted for a five year period and was subsequently extended via statute for two additional years. This holiday expired in March 2011. The income tax benefit on this holiday was $73 and $83 in 2010 and 2009, respectively. In 2008, the Company was granted a separate tax holiday from the Indian government covering the activities of its new development center in Vizag, India. This tax holiday was granted for a period of 10 years and will expire in 2018. The income tax benefit on this holiday is 704, $356 and $236 in 2011, 2010 and 2009, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

14. Income Taxes (continued)

The Company does not provide for U.S. deferred income taxes or tax benefits on the undistributed earnings or losses of its non-U.S. subsidiaries because earnings are permanently reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2011, the Company had not provided for deferred income tax expense for cumulative income of individual international subsidiaries of $27,266.

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

During the third quarter of 2009, the Internal Revenue Service completed its examination of the Company’s federal income tax returns for the years 2006 and 2007 and issued a final Revenue Agent’s Report (RAR).  The Company agreed with all of the adjustments contained in the RAR and during the fourth quarter of 2009, received written notification from the IRS that the final examination report had been accepted.  The resolution of the examination resulted in the disallowance of tax credits previously claimed by the Company, the loss of which did not have a material impact on the financial condition of the Company.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits of December 31, 2011, determined in accordance with the provisions of ASC 740 is as follows:

Ending balance December 31, 2009	$1,785
Additions based on tax positions related to the current year	995
Reductions for positions of prior years, including impacts due to a lapse in statute	(564)
Ending balance December 31, 2010	$2,216
Additions based on tax positions related to the current year	113
Reductions for positions of prior years, including impacts due to a lapse in statute	(41)
Ending balance December 31, 2011	$2,288

The additions to the unrecognized tax benefits related to the current and prior years are primarily attributable to various transfer pricing and related valuation matters, certain tax incentives and credits, acquisition matters, apportionment of state taxable income and other foreign matters.  The reductions to the unrecognized tax benefits for tax positions of prior years are primarily attributable to the conclusion of the IRS examination. The liability of $2,288 can be reduced by $262 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.  The net amount of $2,026, if recognized, would have a favorable impact on the Company’s effective tax rate.

Our policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations.  During the year ended December 31, 2011, the Company recognized $25 in interest and penalties, and in 2010, the Company recognized $299 in interest and penalties.

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

	Capital Leases	Operating Leases
2012	$297	$8,231
2013	226	7,239
2014	—	6,545
2015	—	5,739
2016	—	5,250
Total minimum lease payments	$523	$33,004
Less amount representing interest	23
Present value of minimum payments under capital leases	500
Less current portion	282
Total	$218

Rent expense was $7,859, $8,565 and $7,496 for the years ended December 31, 2011, 2010 and 2009, respectively.  Most of the Company’s capital and operating leases contain automatic renewal terms, bargain purchase options or escalation clauses but the leases are expensed on a straight-line basis.  The Company subleases space in its Wayne, PA facility and leases space in its Vizag, India facility. The total minimum rentals to be received under noncancelable subleases and leases through 2014 is estimated at $185 for Wayne and $824 for Vizag as of December 31, 2011.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

16. Commitments and Contingencies (continued)

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

17.  Equity

On May 25, 2011, the Company completed a public offering of 3,000,000 shares of its common stock at a price to the public of $27.75 per share. Net proceeds to the Company aggregated approximately $79,467 after payment of all offering fees and underwriters’ commission and offering expenses of $245. On May 25, 2011, the underwriters exercised their over-allotment option under the terms of the underwriting agreement to purchase 450,000 additional shares of common stock. Net proceeds to the Company following the sale of the over-allotment shares were $11,957.

Rollforward of Shares

The Company’s common shares issued and repurchased during the years ended December 31, 2009, 2010 and 2011 are as follows:

Common Shares
December 31, 2008 ending balance	22,504,924
Stock option exercises	14,747
Employee Stock Purchase Plan	42,212
December 31, 2009 ending balance	22,561,883
Stock option exercises	277,591
Restricted stock	27,516
Employee Stock Purchase Plan	33,263
December 31, 2010 ending balance	22,900,253
Stock option exercises	719,052
Restricted stock	31,554
Employee Stock Purchase Plan	23,417
Shares from public offering	3,450,000
December 31, 2011 ending balance	27,124,276

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Stock and Voting Rights

Undesignated Preferred Stock

The Company has 10,000,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at December 31, 2011 or 2010. These shares have preferential rights in the event of liquidation and payment of dividends.

Common Stock

At December 31, 2011 and 2010, the Company had 100,000,000 authorized shares of common stock. Shares of common stock outstanding were 27,124,276 and 22,900,253 at December 31, 2011 and 2010, respectively. Each share of common stock has one-for-one voting rights.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

18. Stock Plans

Equity Incentive Plan

The Company’s Equity Incentive Plan (the “plan”) provides for the granting of stock options and restricted stock to employees , officers and non-employee directors at the discretion of the Board or a committee of the Board. The purpose of the plan is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company.

The Company grants to certain employees and officers stock options and restricted stock unit awards. Stock options granted under the plan expire between the fifth and tenth anniversary of the date of grant and may vest on the third anniversary from the date of grant or may vest twenty-five percent per year over four years. Unexercised stock options may expire up to 90 days after an employee's termination for options granted under the plan. Restricted stock units granted under the plan vest twenty-five percent per year over four years. Under the plan all unvested restricted stock grants are forfeited to the issuer on the date of termination.

The Company grants to non-employee directors stock options and restricted stock awards. Stock options granted under the plan expire on the tenth anniversary from the date of grant and vest 100% on the day preceding the Company’s annual meeting of Shareholders.  Restricted stock awards granted under the plan vest 100% the day preceding the Company’s annual meeting of Shareholders. In the event the certain non-employee director ceases to be a director for the Company before the shares are fully vested, the unvested restricted shares will be forfeited to the Company.

At the 2011 annual meeting of shareholders, an additional 1,900,000 shares of common stock were approved by the Company’s shareholders for issuance under the plan. As of December 31, 2011, there were 2,865,390 options to purchase shares of common stock and 196,754 shares of restricted stock outstanding under the plan. The Company is authorized to issue up to an aggregate of 5,044,471 shares of its common stock under the plan. As of December 31, 2011, a total of 1,982,327 shares of common stock were available for future grants under the plan.

Share-based Compensation Expense

The Company accounts for its share-based arrangements in accordance with ASC 718, “Compensation-Stock Compensation.” The compensation expense for share-based awards with a service condition that cliff vest, is recognized on a straight-line basis over the award’s requisite service period based on its fair value on the date of grant. For those awards with a service condition that have graded vesting, compensation expense is calculated using the graded-vesting attribution method. This method entails recognizing compensation expense on a straight-line basis over the requisite service period for each separately vesting portion as if the grant consisted of multiple awards, each with the same service inception date but different requisite service periods. This method accelerates the recognition of compensation expense. In accordance with ASC 718, the pool of excess tax benefits available to absorb tax deficiencies was determined using the alternative transition method. Excess tax benefits, associated with the expense recognized for financial reporting purposes, are presented as a financing cash inflow rather than as a reduction of income taxes paid in our consolidated statement of cash flows and are recognized upon the exercise of stock options and determination of tax deductibility.

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

The Company records share-based compensation expense in the following categories included in the accompanying consolidated statement of operations:

	Year ended December 31,
	2011	2010	2009
Cost of revenues	$252	$238	$369
Sales and marketing	972	904	1,092
General and administrative	4,646	2,934	3,456
Research and development	499	466	447
Pre-tax share-based compensation	$6,369	$4,542	$5,364
Income tax benefit	—	—	1,391
Share-based compensation expense, net	$6,369	$4,542	$3,973

As of December 31, 2011, there was $6,942 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2005 Option Plan. That cost is expected to be recognized over a weighted-average period of 1.533 years.

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

The following table provides the assumptions used in determining the fair value of service-based stock option awards:

	Years ended December 31,
	2011	2010	2009
Expected volatility	62.85-64.42%	61.20-65.91%	62.70 – 69.38%
Expected dividends	0	0	0
Expected term (in years)	3.00-6.25	3.00-6.25	3.00 - 6.25
Risk-free rate	0.71-2.88%	0.98-3.27%	1.36 - 3.09%

A summary of the activity of stock options under all plans as of and for the year ended December 31, 2010 and 2011 is presented below:

	Outstanding Options
	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. remaining contractual life in years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2009	3,173,907	$14.63
Granted	549,322	$11.26
Exercised	(303,682)	$13.68
Forfeited or expired	(105,015)	$17.33
Balance at December 31, 2010	3,314,532	$14.07
Granted	409,068	$25.38
Exercised	(719,052)	$12.46		$10,016
Forfeited or expired	(139,158)	$21.35
Outstanding at December 31, 2011	2,865,390	$15.73	5.34	$35,042
Exercisable at December 31, 2011	1,207,772	$20.65	2.65	$10,849

A summary of the status of the Company’s unvested stock options for the year ended December 31, 2010 and 2011 is presented below:

Unvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Unvested at December 31, 2009	2,477,500	$6.34
Granted	549,322	6.62
Vested	(1,223,500)	9.16
Forfeited or expired	(70,375)	5.77
Unvested at December 31, 2010	1,732,947	$4.46
Granted	409,068	14.97
Vested	(424,647)	5.91
Forfeited or expired	(59,750)	4.64
Unvested at December 31, 2011	1,657,618	$6.68

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

18. Stock Plans (continued)

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units is measured based upon the closing price of the Company’s underlying stock as of the date of grant.  Restricted stock and restricted stock units are amortized over the vesting period using the straight-line method.  Upon vesting, restricted stock units convert into an equivalent number of shares of common stock.

A summary of the activity of restricted stock awards and restricted stock units under all plans as of and the year ended December 31, 2010 and 2011 is as follows:

	Restricted Stock Units	Restricted Stock Awards	Wtd. Avg. Grant Date Fair Value
Outstanding/unvested at December 31, 2009	—	—	$—
Awarded	97,800	13,758	$12.02
Released/vested	—	—	$—
Forfeited/cancelled	—	—	$—
Outstanding/unvested at December 31, 2010	97,800	13,758	$12.02
Awarded	117,050	7,104	$28.30
Released/vested	(24,450)	(13,758)	$12.66
Forfeited/cancelled	(750)	—	$—
Outstanding/unvested at December 31, 2011	189,650	7,104	$22.11

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $3.68	196,754	3.44	$—	—	$—
$3.69 - $7.37	949,500	6.90	$4.95	164,250	$4.72
$7.38 - $11.06	484,000	6.92	$10.22	169,375	$9.79
$11.07 - $14.74	221,022	4.90	$13.30	174,022	$13.27
$14.75 - $18.43	10,000	3.63	$15.60	10,000	$15.60
$18.44 - $22.12	360,000	1.17	$19.15	257,125	$19.21
$22.13 - $25.80	365,500	9.14	$25.00	—	$—
$25.81 - $29.49	32,868	4.39	$27.88	—	$—
$29.50 - $33.18	70,500	4.17	$31.48	61,000	$31.51
$33.19 - $36.87	372,000	0.25	$35.43	372,000	$35.43
$0.00 - $36.87	3,062,144	5.22	$14.72	1,207,772	$20.65

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the offering date.  We have granted rights to purchase up to 500,000 common shares to our employees under the Plan. The Plan is not considered a compensatory plan in accordance with ASC 718 and requires no compensation expense to be recognized. As of December 31, 2011, there were 363,815 shares available for issuance pursuant to our 2006 Employee Stock Purchase Plan.  Shares of our common stock purchased under the employee stock purchase plan were 23,417, 33,263 and 42,212 for the years ended December 31, 2011, 2010 and 2009, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

19. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the years ended December 31, 2011, 2010 and 2009.

	For the year ended December 31, 2011		For the year ended December 31, 2010		For the year ended December 31, 2009
Country	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue
United States	$208,027	73.5%	$144,710	73.7%	$124,652	79.1%
United Kingdom	24,941	8.8%	16,240	8.3%	11,156	7.1%
Other European Countries	13,426	4.7%	10,356	5.3%	7,818	4.9%
Germany	5,605	2.0%	6,593	3.4%	4,073	2.6%
China	9,241	3.3%	5,326	2.7%	1,390	0.9%
The Netherlands	2,780	1.0%	3,049	1.5%	1,755	1.1%
Canada	7,452	2.6%	3,883	2.0%	2,808	1.8%
Other	11,467	4.1%	6,196	3.1%	4,017	2.5%
Total	$282,939	100.0%	$196,353	100.0%	$157,669	100.0%

The following table summarizes the distribution of assets by geographic region as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$338,779	83.5%	$255,061	83.0%
United Kingdom	25,207	6.2%	20,964	6.8%
India	8,449	2.1%	10,956	3.6%
New Zealand	7,508	1.9%	—	—%
China	6,676	1.6%	5,606	1.8%
Germany	5,663	1.4%	4,661	1.5%
Other	13,362	3.3%	10,174	3.3%
Total	$405,644	100.0%	$307,422	100.0%

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

20. Related Party

One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the years ended December 31, 2011, 2010 and 2009, the Company paid Pepper Hamilton LLP net of insurance coverage $583, $1,153 and $258, respectively, for general legal matters.  The payments in 2011 were primarily for work relating to the Company’s public offering. The increase in payments for the year ended 2010 as compared to the previous year resulted from an increase in activity from our class action shareholders’ litigation, our recent acquisitions of CHPD and Salary.com, and amendment of our credit facility.  The amount payable to Pepper Hamilton, LLP as of December 31, 2011 and 2010 was $9 and $177, respectively.

21. Subsequent Events

OutStart

On February 6, 2012, the Company acquired substantially all of the outstanding capital stock of OutStart, Inc. (“OutStart”), a leading provider of SaaS e-learning solutions and services, based in Boston, Massachusetts, for a purchase price of approximately $46,100, including adjustments for certain working capital accounts as defined in the purchase agreement. The acquisition of OutStart will expand the Company’s reach into the e-learning market and enable Kenexa to provide a broader and deeper suite of talent management solutions. OutStart’s Learning Management Suite, which includes award-winning social and mobile learning solutions, will be integrated with Kenexa’s Global Talent Management solutions including its Performance Management suite. The purchase price will be preliminarily allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill.  OutStart’s results of operations will be included in the Company’s consolidated financial statements beginning on February 6, 2012.

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors.

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

(b)      Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

Board of Directors and Shareholders
Kenexa Corporation

We have audited Kenexa Corporation and Subsidiaries’ (collectively, Kenexa Corporation) (a Pennsylvania corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kenexa Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Kenexa Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Kenexa Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kenexa Corporation and Subsidiaries, as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, comprehensive loss and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 15, 2012

                 (c)      Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not Applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information contained under the captions “Board of Directors”, “Structure and Practices of the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Compensation and Executive Officers” in our Definitive Proxy Statement for our 2011 annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2012 Proxy Statement”).

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

ITEM 11. Executive Compensation

We incorporate by reference the information contained under the captions “Executive Compensation and Executive Officers”, “Compensation Committee Report” and “Structure and Practices of the Board of Directors” in our 2012 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement.

    Equity Compensation Plan Information as of December 31, 2011.

The following table sets forth, as of December 31, 2011, information concerning equity compensation plans under which our securities are authorized for issuance.  The table does not reflect grants, awards, exercises, terminations or expirations since that date.  The following table excludes 500,000 shares of our common stock which were issued or are available for issuance pursuant to our 2006 Employee Stock Purchase Plan, which was approved by our shareholders in May 2006.  As of December 31, 2011, there were 363,815 shares available for issuance pursuant to our 2006 Employee Stock Purchase Plan.  All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted to the extent applicable.  All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity Compensation Plans approved by shareholders	3,032,844	$14.81	1,982,327
Equity Compensation Plans not approved by shareholders	29,300	$6.17

(1)	Excludes number of securities to be issued upon exercise of outstanding options.

For a description of the material features of our equity compensation plans, described in Footnote 18 – Stock Plans in the Notes to Consolidated Financial Statements.

ITEM 13. Certain Relationships, Related Transactions and Director Independence

We incorporate by reference the information contained under the caption “Certain Relationships and Related Party Transactions” and “Structure and Practices of the Board of Directors” in our 2012 Proxy Statement.

ITEM 14. Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption Proposal No. 5 “Ratification of Selection of Independent Registered Public Accounting Firm” in our 2012 Proxy Statement.

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

3.1	Amended and Restated Articles of Incorporation of Kenexa Corporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007).
3.2	Amended and Restated Bylaws of Kenexa Corporation (incorporated by reference to Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q dated November 9, 2007).
4.1
Form of Specimen Common Stock Certificate of Kenexa Corporation (incorporated by reference to Exhibit 4.1 filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1 dated June 20, 2005, Registration No. 333-124028).

4.2	Form of Indenture (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-3 dated March 9, 2010, Registration No. 333-165371).
10.1*	Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028).
10.2*
Form of Non-Qualified Stock Option Agreement under the Kenexa Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028).

10.3*	Amended and Restated 2005 Equity Incentive Plan, effective as of May 18, 2011 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated May 18, 2011).
10.4*
Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Director) (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028).

10.5*
Form of Non-Qualified Stock Option Award Agreement under the 2005 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028).

10.6*	Kenexa Corporation Amended and Restated 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated October 20, 2006).
10.7
Agreement of Lease between Liberty Property Limited Partnership and Raymond Karsan Associates dated July 1, 1996 (incorporated by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028).

10.8
First Amendment to Agreement of Lease dated August 14, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028).

10.9
Second Amendment to Agreement of Lease dated November 8, 2002 between Liberty Property Limited Partnership and Kenexa Corporation (incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028).

10.10
Form of Indemnification Agreements between Kenexa Corporation and each of its directors and certain officers (incorporated by reference to Exhibit 10.23 filed with the Company’s Registration Statement on Form S-1 dated April 12, 2005, Registration No. 333-124028).

10.11*
Form of Restricted Stock Award Agreement under the 2005 Equity Incentive Plan (Non-Employee Director) (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated August 14, 2007.).

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

10.15
Credit Agreement, by and among Kenexa Technology, Inc., PNC Bank, National Association, as administrative agent, and the lenders party thereto, dated as of October 20, 2010 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated October 22, 2010).

21.1	Subsidiaries of Kenexa Corporation
23.1	Consent of Grant Thornton LLP
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(c)           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2012.

Kenexa Corporation

 /s/ Nooruddin S. Karsan
 ----------------------------
    Nooruddin S. Karsan
    Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Donald F. Volk
    -----------------
    Donald F. Volk
    Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on March 15, 2012 in the capacities indicated:

Signature	Title
/s/ Nooruddin S. Karsan Nooruddin S. Karsan	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Donald F. Volk Donald F. Volk	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Troy A. Kanter Troy A. Kanter	President, Chief Operating Officer and Director
/s/ Barry M. Abelson Barry M. Abelson	Director
/s/ Renee B. Booth Renee B. Booth	Director
/s/ Joseph A. Konen Joseph A. Konen	Director
/s/ John A. Nies John A. Nies	Director
/s/ Richard J. Pinola Richard J. Pinola	Director
/s/ Rebecca Maddox Rebecca Maddox	Director

EXHIBIT INDEX

Exhibit Number	Description of Document
21.1	Subsidiaries of Kenexa Corporation
23.1	Consent of Grant Thornton LLP
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document