Form 10-Q
period 2012-03-31
KENEXA CORP
filed 2012-05-10
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On May 7, 2012, 27,335,456 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended March 31, 2012

PART 1 FINANCIAL INFORMATION
Item 1:  Financial Statements
Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2012	December 31, 2011
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$66,690	$67,459
Short-term investments	16,332	51,807
Accounts receivable, net of allowance for doubtful accounts of $2,832 and $3,045	60,584	52,664
Unbilled receivables	4,026	3,385
Income tax receivable	29	196
Deferred income taxes	5,763	5,477
Prepaid expenses and other current assets	10,864	9,555
Total current assets	164,288	190,543

Long-term investments	—	9,710
Property and equipment, net	19,686	18,632
Software, net	28,596	27,179
Goodwill	75,001	43,265
Intangible assets, net	89,738	73,074
Deferred income taxes, non-current	25,383	35,092
Deferred financing costs, net	301	354
Other long-term assets	7,941	7,795
Total assets	$410,934	$405,644

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$10,492	$7,909
Notes payable, current	11	11
Term loan, current portion	5,000	5,000
Commissions payable	3,972	3,673
Accrued compensation and benefits	12,360	18,061
Other accrued liabilities	15,318	13,970
Deferred revenue	90,445	81,795
Capital lease obligations	237	282
Total current liabilities	137,835	130,701

Revolving credit line and term loan	23,750	25,000
Capital lease obligations, less current portion	25	218
Deferred revenue, less current portion	6,106	7,042
Deferred income taxes	1,526	1,823
Other long-term liabilities	5,538	5,330
Total liabilities	$174,780	$170,114

Commitments and Contingencies

Temporary equity
Noncontrolling interest	4,828	4,990

Shareholders’ Equity
Preferred stock, par value $0.01; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 27,295,336 and 27,124,276 shares issued and outstanding, respectively	273	271
Additional paid-in-capital	388,001	385,511
Accumulated deficit	(151,830)	(149,376)
Accumulated other comprehensive loss	(5,118)	(5,866)
Total shareholders’ equity	231,326	230,540
Total liabilities and shareholders’ equity	$410,934	$405,644

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Subscription	$55,336	$46,203
Other	22,466	13,775
Total revenues	77,802	59,978
Cost of revenues	32,269	23,345
Gross profit	45,533	36,633

Operating expenses:
Sales and marketing	17,533	14,275
General and administrative	14,067	12,748
Research and development	6,432	4,445
Depreciation and amortization	10,523	7,918
Total operating expenses	48,555	39,386

Loss from operations	(3,022)	(2,753)
Interest expense, net	(284)	(440)
Loss before income taxes	(3,306)	(3,193)
Income tax benefit	668	26
Net loss	$(2,638)	$(3,167)
Loss allocated to noncontrolling interests	184	—
Net loss allocable to common shareholders	$(2,454)	$(3,167)

Basic and diluted net loss per share	$(0.09)	$(0.14)
Weighted average shares used to compute net loss allocable to common shareholders’ per share – basic and diluted	27,180,819	23,042,809

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited; in thousands, except share data)

	March 31, 2012	March 31, 2011
Net loss	$(2,638)	$(3,167)
Loss allocated to noncontrolling interest	184	—
Net loss allocable to common shareholders	(2,454)	(3,167)
Other
Gain on currency translation adjustments	748	982

Comprehensive loss	$(1,706)	$(2,185)

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, December 31, 2010	$229	$281,791	$(145,271)	$(3,882)	$132,867
Loss on currency translation adjustments	—	—	—	(1,984)	(1,984)
Share-based compensation expense	—	6,369	—	—	6,369
APIC Pool adjustment	—	(344)	—	—	(344)
Option exercises	7	8,920	—	—	8,927
Employee stock purchase plan	—	545	—	—	545
Income allocated to noncontrolling interest	—	—	(234)	—	(234)
Accretion associated with noncontrolling interest (variable interest entity)	—	(3,159)	—	—	(3,159)
Public stock offering, net	35	91,389	—	—	91,424
Net loss	—	—	(3,871)	—	(3,871)
Balance December 31, 2011	$271	$385,511	$(149,376)	$(5,866)	$230,540
Gain on currency translation adjustments	—	—	—	748	748
Share-based compensation expense	—	1,917	—	—	1,917
APIC Pool adjustment	—	(1,528)	—	—	(1,528)
Option exercises	2	2,012	—	—	2,014
Shares withheld for payroll taxes payments	—	(72)	—	—	(72)
Employee stock purchase plan	—	161	—	—	161
Loss allocated to noncontrolling interest	—	—	184	—	184
Net loss	—	—	(2,638)	—	(2,638)
Balance March 31, 2012 (unaudited)	$273	$388,001	$(151,830)	$(5,118)	$231,326

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(2,638)	$(3,167)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	10,523	7,918
Amortization of bond premium	366	—
Realized loss on available-for-sale securities	19	—
Share-based compensation expense	1,917	1,127
Amortization of deferred financing costs	53	53
Bad debt (recoveries) expense, net	(486)	248
Deferred income tax benefit	(713)	(270)
Changes in assets and liabilities, net of acquisitions
Accounts and unbilled receivables	(4,019)	(6,339)
Prepaid expenses and other current assets	(1,028)	202
Income tax receivable	193	17
Other long-term assets	269	1,265
Accounts payable	1,730	(70)
Accrued compensation and other accrued liabilities	(7,410)	(5,595)
Commissions payable	159	(389)
Deferred revenue	3,222	5,690
Other liabilities	(441)	(89)
Net cash provided by operating activities	1,716	601

Cash flows from investing activities
Capitalized software and purchases of property and equipment	(7,135)	(6,593)
Purchase of available-for-sale securities	(1,469)	—
Sales of available-for-sale securities	46,270	—
Acquisitions, net of cash acquired	(41,101)	(9,682)
Net cash used in investing activities	(3,435)	(16,275)

Cash flows from financing activities
Borrowings under revolving credit line	—	3,000
Repayments under revolving credit line	(1,250)	(25,750)
Repayments of notes payable	(74)	(87)
Repayments of capital lease obligations	(237)	(282)
Proceeds from common stock issued through Employee Stock Purchase Plan	161	108
Shares authorized, but not issued, to settle employees’ withholding liability	(72)	—
Net proceeds from option exercises	2,014	5,479
Net cash provided by (used in) financing activities	542	(17,532)

Effect of exchange rate changes on cash and cash equivalents	408	408
Net decrease in cash and cash equivalents	(769)	(32,798)
Cash and cash equivalents at beginning of year	67,459	52,455
Cash and cash equivalents at end of period	$66,690	$19,657

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$290	$397
Income taxes paid	$1,028	$1,009
Income taxes refunded	$204	—
Non-cash investing and financing activities
Capital lease obligations incurred	$—	$568

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the three months ended March 31, 2012 and 2011 have been made. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for any other interim period. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2011.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

Interest Rate Swap Agreements

The Company’s variable-rate debt obligations expose it to variability in interest payments due to changes in interest rates. To limit the variability of a portion of its interest payments, the Company has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. This swap changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. See Footnote 11 – Line of Credit in the Notes to Consolidated Financial Statements for further details.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, short and long-term investments, if presented, accounts payable and accrued expenses at March 31, 2012 and December 31, 2011 approximate fair value of these instruments due to their short-term nature.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2012, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund and its financial assets valued based on Level 2 inputs consisted of municipal bonds. The Company's interest rate swap derivative value was based upon Level 2 inputs, as described below.

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

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting period. The related translation adjustments are reported in the shareholders’ equity section of the balance sheet and resulted in a net gain in shareholders’ equity of $748 and net reduction of $1,984 for the period ended March 31, 2012 and for the year ended December 31, 2011, respectively. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary. Transaction net gains and losses resulting from the Company’s foreign operations resulted in net gains of $157 and $9 for the three months ended March 31, 2012 and 2011, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated by the large number of customers comprising the Company's customer base and their dispersion across various industries. The Company does not require collateral. The customers are concentrated primarily in the Company’s U.S. market area. At March 31, 2012 and December 31, 2011, there were no customers that represented more than 10% of the net accounts receivable balance. The Company’s top 3 customers represented, collectively, approximately 11.3% and 9.0% at March 31, 2012 and December 31, 2011, respectively, of the Company’s net accounts receivable balance. In addition, no one customer individually exceeded 10% of the Company’s revenues. The Company’s top 3 customers represented, collectively, approximately, 12.4% and 10.4% of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase. Cash balances are maintained at several banks. Cash held in fixed term deposits with original maturities of three months or less at the time of purchase totaled $500 at December 31, 2011. There were no fixed term deposits held at March 31, 2012. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100 (which has been temporarily increased to $250 through December 31, 2013). Certain operating cash accounts may periodically exceed the FDIC limits.

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks totaled $14,799 and $13,536 and represented 22.2% and 20.1% of our total cash and cash equivalents balance at March 31, 2012 and December 31, 2011, respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimates the liability based upon management’s judgment and historical experience and records the amount on a gross basis. At March 31, 2012 and December 31, 2011, self-insurance accruals totaled $1,312 and $1,083. There were no stop loss recoveries at March 31, 2012 and December 31, 2011. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance claims if actual experience differs significantly from management’s estimates.

Long-Lived Assets

The Company evaluates its long-lived assets, including certain identifiable assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company noted no triggering event during the three months ended March 31, 2012, which would give rise to an impairment analysis.  Given the uncertainty around the global economic recovery, it is possible that the estimated future cash flows of the asset groupings will be reduced, which may result in an impairment in future periods.  If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

The Company records expenses billed to customers in accordance with ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions.  These items primarily include travel, meals and agency fees.  For the three months ended March 31, 2012 and 2011, reimbursed expenses totaled $1,619 and $991, respectively.

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

As a result of the variable interest entity commencing in 2009 and its corresponding put option, the Company uses the two-class method of calculating earnings per share as the put feature was issued by the Company and requires adjustments to the carrying value of the noncontrolling interest and the income allocable to common shareholders. There were no common stock equivalents of stock options and restricted stock issued and outstanding included in the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011 since their effect was antidilutive. A summary of the computation for basic and diluted net loss per share is presented in the table below.

	Three months ended March 31,
	2012	2011
Numerator:
Net loss allocable to common shareholders	$(2,454)	$(3,167)

Denominator:
Weighted average shares used to compute net loss allocable to common shareholders per common share - basic	27,180,819	23,042,809
Effect of dilutive stock options	—	—
Weighted average shares used to compute net loss allocable to common shareholders per common share – dilutive	27,180,819	23,042,809

Basic and diluted net loss per share	$(0.09)	$(0.14)

Total antidilutive stock options and unvested restricted stock issued and outstanding or granted	928,974	951,200

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”, which requires disclosure of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB has issued ASU 2011-12, Comprehensive Income (Topic 220), that deferred the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income.  The adoption of this standard is presented in the current financial statements and only impacted the presentation format of the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (revised topic)”. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not materially impact the Company’s consolidated financial statements. The Company noted no triggering event during the three months ended March 31, 2012, which would give rise to an impairment analysis.

3.  Investments

           Short-term and long-term investments at March 31, 2012 and December 31, 2011 are comprised of municipal bonds with varying maturities and credit risk ratings of A3 and VMIG 1 or greater by various rating agencies. Investments are recorded at fair value based on current market rates and are classified as available-for-sale securities. The current yield on the Company’s municipal bonds at March 31, 2012 was 4.8%. Available-for-sale securities are reported at fair value with changes in the related unrealized gains and losses included in comprehensive (loss) income in the accompanying consolidated financial statements. The cost of securities is determined based on the specific identification method. At March 31, 2012 the cost of the available-for-sale securities approximated their fair value.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions

The Ashbourne Group

On August 2, 2011, the Company entered into a share purchase agreement with The Ashbourne Group (“Ashbourne”), a supplier of HR and occupational psychology services based in London, England, for a purchase price of approximately $1,846 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $10, was approximately $1,856. The acquisition of Ashbourne provides the Company with valuable assessment, learning and development products based on government competencies and performance standards. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. The value of the tax receivable remains open pending the resolution of the value. Due to the nature of the acquisition the goodwill and related intangible assets from the Ashbourne acquisition will be amortized and deducted for tax purposes.

Batrus & Hollweg, L.C.

On November 14, 2011, the Company entered into a share purchase agreement with Batrus & Hollweg, L.C. (“BHI”), a provider of talent management solutions, particularly in the hospitality sector based in Texas, for a purchase price of approximately $17,235 including cash and contingent consideration. The total cost of the acquisition, including legal, accounting, and other professional fees of $46, was approximately $17,281. At the date of the acquisition, the Company accrued $5,113 related to the contingent consideration. The Company expects to pay $2,394 by March 31, 2013 and the remaining $2,719 by March 31, 2014. The contingent consideration is calculated based on the Company’s estimated revenue growth within the hospitality industry. In connection with the acquisition, $1,000 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against BHI under the acquisition agreement. The escrow agreement will remain in place for approximately eighteen months from the acquisition date, and any funds remaining in the escrow account at the end of the eighteenth month will be distributed to the former stockholders of BHI. The acquisition of BHI will add to the Company's existing research and content portfolio. In addition, it will increase the Company’s presence in the hospitality sector. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible assets acquired allocated to goodwill and intangible assets. The Company is in the process of finalizing its estimate of contingent consideration as it relates to the revenue and profitability forecasts and the overall integration of the BHI product portfolio and its impact on the calculation. During the measurement period and as the forecasts and calculation are finalized, the Company will record adjustments, if necessary. Due to the nature of the acquisition, the goodwill and related intangible assets from the BHI acquisition will be amortized and deducted for tax purposes.

OutStart

On February 6, 2012, the Company acquired substantially all of the outstanding capital stock of OutStart, Inc. (“OutStart”), a leading provider of SaaS e-learning solutions and services, based in Boston, Massachusetts, for a purchase price of approximately $46,229, including adjustments for certain working capital accounts as defined in the purchase agreement. The total cost of the acquisition, including legal, accounting, and other professional fees of $217, was approximately $46,446. In connection with the acquisition, $3,500 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against OutStart under the acquisition agreement. The escrow agreement will remain in place for fifteen months from the acquisition date, and any funds remaining in the escrow account will be distributed to the former stockholders of OutStart.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

OutStart’s results of operations will be included in the Company’s consolidated financial statements beginning on February 6, 2012. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. The value of the deferred tax asset remains open pending the resolution of the value. The fair value of deferred revenue was determined based upon the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin. Customer lists and intellectual property are being amortized over their estimated useful lives. The estimated fair values of the intangible assets are listed below. The valuation of the identified intangibles was determined based upon estimated discounted incremental future cash flow to be received as a result of these intangibles. Goodwill is not amortized but is periodically evaluated for impairment.

Goodwill from the acquisition resulted from our belief that the products developed by OutStart will be complementary to our Kenexa Global Talent Management solution and will help us remain competitive in the talent acquisition market. The Company is evaluating the acquired deferred tax asset and will record adjustments, if necessary.

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and cash equivalents	$5,128
Accounts receivable	3,827
Prepaid expenses and other current assets	239
Property & equipment	129
Other long-term assets	202
Other intangibles	2,100	1 year
Customer lists	8,300	15 years
Intellectual Property	11,300	10 years
Goodwill	30,292	Indefinite

Less: Liabilities assumed
Accounts payable	778
Accrued compensation and benefits	1,009
Accrued other liabilities	473
Notes payable	74
Commissions payable	134
Long-term tax liability	222
Deferred tax liability	8,279
Deferred revenue	4,319

Total cash purchase price	$46,229

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Year ended December 31, 2011	Three months ending March 31, 2011	Three months ending March 31, 2012
Revenue	$305,527	$65,309	$79,341
Net loss allocable to common shareholders	$(6,550)	$(3,278)	$(2,492)
Net loss per share—basic and diluted	$(0.26)	$(0.14)	$(0.09)

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Variable Interest Entity

On January 20, 2009, the Company entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China. In conjunction with the agreement, the Company paid $1,337 as an initial equity contribution and to compensate the former owners of R and J, who transferred their existing business into a new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”). The initial payment provided the Company with a 46% ownership interest in the variable interest entity, and a presence in China’s human capital management market. In 2011 and 2010, based upon the preceding year’s operating results for R and J, the Company paid an additional $2,296 and $31, respectively, for an additional 1% ownership interest, for each year, in the variable interest entity. At March 31, 2012, the Company had a 49% ownership interest in the variable interest entity.

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

Pursuant to ASC 480 “Distinguishing Liabilities from Equity” (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”) due to the put rights included in the agreement, the Company has presented the estimated fair value of R and J’s 51% and 52% ownership interest and the calculated value of the put right in the variable interest entity amounting to $4,828 and $4,990 at March 31, 2012 and December 31, 2011, respectively, in noncontrolling interest and classified the amount as temporary equity on the consolidated balance sheet.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

6.  Goodwill

The Company has recorded goodwill in accordance with the provisions of ASC 350, “Intangibles-Goodwill and Other,” which requires the Company to annually review the carrying value of goodwill for impairment. If goodwill becomes impaired, some or all of the goodwill would be written off as a charge to operations.  This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company evaluates the carrying value of goodwill under two reporting units within a single segment. The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired.

The Company evaluated its goodwill by comparing to the fair values of its reporting units, based upon management's estimate of the future discounted cash flows to be generated by the business using level three inputs and comparable company multiples, to their carrying values. These cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to the Company's business based on its knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Management noted no triggering event during the three months ended March 31, 2012, which would give rise to an impairment analysis.

The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes, foreign currency, and acquisitions for the period ended March 31, 2012 as follows:

Balance as of December 31, 2011	$43,265
Acquisitions or adjustments:
Quorum (1)	1,135
Ashbourne	72
BHI	(105)
OutStart	30,292
Foreign currency	342
Balance as of March 31, 2012	$75,001

(1) Quorum International Holdings Limited (“Quorum”) was acquired by the Company on April 2, 2008. The acquisition agreement included an earnout based upon the gross profit of Quorum for each of the twelve month periods ending June 30, 2009 and June 30, 2010. Based upon the results through June 30, 2010 no earnout was initially thought to be due, however based upon subsequent review, Management and the former owners determined that an earnout was in fact due. The additional consideration of $1,135 was accrued and recorded to goodwill in accordance with permissible acquisition accounting guidelines in the financial statements at March 31, 2012. The Company expects to pay the additional consideration of $1,135 in 2012.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

7. Intangible Assets

Intangible assets consist of intellectual property, non-compete agreements, customer lists and trademarks. Intellectual property, non-compete agreements and trademarks are amortized on a straight-line basis over their estimated useful lives or contract periods, generally ranging from 3 to 20 years. Customer lists are amortized based on the attrition rate of our customers. The amounts were based, in part, on an analysis of the incremental cash flows expected to be derived from the customer lists using historic retention rates and an appropriate discount rate. Amortization expense related to these intangible assets was $5,378 and $3,531 for the three months ended March 31, 2012 and 2011, respectively.

Intangible assets subject to amortization at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)
Customer lists	$82,424	$(20,832)	$61,592	9.7	$71,783	$(17,809)	53,974	9.6
Intellectual property	37,598	(11,661)	25,937	4.3	26,134	(9,316)	16,818	2.2
Non-compete	1,940	(1,467)	473	0.5	2,007	(1,546)	461	0.7
Trademarks	2,245	(509)	1,736	5.3	2,232	(411)	1,821	5.6
Fully amortized intangibles	4,471	(4,471)	—	—	4,199	(4,199)	—	—
Total	$128,678	$(38,940)	$89,738		$106,355	$(33,281)	73,074

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows:

Period	Amortization Expense
Remainder of 2012	$17,417
2013	17,223
2014	10,735
2015	8,392
2016	7,265
Thereafter	28,706
Total	$89,738

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

The total R&D spend, comprised of R&D expense and capitalized internal use software for the periods ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011
Capitalized internal-use software costs	$4,674	$3,248
Research and development expenses	6,432	4,445
Total capitalized software costs and research and development expenses	$11,106	$7,693

Amortization of capitalized internal-use software costs was $3,117 and $2,288 for the three months ended March 31, 2012 and 2011, respectively.

9. Property, Equipment and Software

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

A summary of property, equipment and capitalized software and related accumulated depreciation and amortization as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
Equipment	$23,441	$22,543
Software	59,017	52,370
Office furniture and fixtures	3,200	2,754
Leasehold improvements	4,544	3,959
Land	653	628
Building	7,798	7,490
Software in development	6,656	7,992
Total property, equipment and software	105,309	97,736
Less accumulated depreciation and amortization	57,027	51,925
Total property, equipment and software, net of accumulated depreciation and amortization	$48,282	$45,811

Depreciation and amortization expense is excluded from cost of revenues. Equipment and office furniture and fixtures included gross assets under capital leases totaled $2,820 at March 31, 2012 and December 31, 2011, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $5,145 and $4,388 for the three months ended March 31, 2012 and 2011, respectively.

10. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
Accrued professional fees	$233	$322
Straight line rent accrual	3,634	2,928
Other taxes payable	1,346	1,505
Income taxes payable	3,205	3,436
Other liabilities	3,371	3,385
Contingent purchase price (1)	3,529	2,394
Total other accrued liabilities	$15,318	$13,970

(1)	Contingent purchase price relates to the earnout provisions for the BHI and Quorum acquisitions (refer to Footnote 4 – Acquisitions and Footnote 6 – Goodwill for additional information.)

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Line of Credit

On October 20, 2010, the Company entered into a senior secured credit agreement (the “amended credit agreement”) with PNC Bank.  The maximum amount available under the amended credit agreement is $60,000, comprised of a $35,000 revolving facility, including a sublimit of up to $5,000 for letters of credit and a sublimit of up to $2,500 for swing loans (the “Revolving Facility”), and a $25,000 term facility (the “Term Facility”). The Company may request to increase the maximum amount available under the Revolving Facility to $50,000.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. The Company and each of its U.S. subsidiaries are guarantors of the obligations under the amended credit agreement. Borrowings under the amended credit agreement are secured by substantially all of the Company’s assets (including a pledge of the capital stock of our subsidiaries (but limited to only 65% of the voting stock of first-tier foreign subsidiaries)).  For the year ended December 31, 2010, the Company recorded $611 in deferred financing costs in connection with its credit agreements.  As of March 31, 2012, the Company had outstanding borrowings of $28,750 with an average interest rate of 3.02% in connection with its acquisitions and working capital requirements.

Borrowings under the amended credit agreement are cross-collateralized by a first priority perfected lien on the Company’s assets including, but not limited to, receivables, inventory, equipment, furniture, general intangibles, fixtures, real property and improvements.  The amended credit agreement contains various terms and covenants that provide for restrictions on payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with its financial covenants at March 31, 2012.

In March 2011 and October 2010 in connection with borrowings of $25,000 and $10,000 under the Term and Revolver Facilities, the Company entered into three interest rate swap agreements. As of March 31, 2012, the notional amount of these agreements totaled $28,750 with a quarterly weighted fixed interest rate of 1.07%. These swaps are set to expire in October 2013. The Company entered into these swaps to manage fluctuations in cash flows resulting from interest rate risk.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate which does not include the effect of discrete events that may occur during the year.  The effect of any discrete events is reflected in the quarter in which the event occurs.  The 2012 effective tax rate is lower than the 35% statutory U.S. Federal rate primarily due to favorable tax rates associated with certain foreign earnings generated in lower-tax jurisdictions.

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

During the three months ended March 31, 2012, the valuation allowance increased to $18,367 from $18,211 at December 31, 2011 as management continues to believe, based on the weight of available evidence, that it is more likely than not that some of the deferred tax asset will not be realized.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

13. Commitments and Contingencies

Litigation

Taleo litigation

On June 28, 2011, Kenexa Corporation and its subsidiaries (“Kenexa”) and Taleo Corporation and its subsidiaries (“Taleo”) (together, the “parties”) entered into a settlement agreement and other related documents resolving all outstanding litigations between the parties (“Settlement Agreement”). As a result of the Settlement Agreement, all litigations between the parties have been dismissed with prejudice. The Settlement Agreement also includes a license of certain Kenexa intellectual property to Taleo and a license of certain Taleo intellectual property to Kenexa. A $3,000 net cash settlement to Kenexa for all intellectual property licenses and settlement of litigations was recorded in the second quarter of 2011 as a reduction to legal expenses.

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

Rollforward of Shares

The Company’s common shares issued and repurchased during the three months ended March 31, 2012 is as follows:

Common Shares
December 31, 2011 ending balance	27,124,276
Stock option exercises	132,695
Restricted stock	32,242
Employee Stock Purchase Plan	6,123
March 31, 2012 ending balance	27,295,336

Refer to the accompanying consolidated statements of shareholders’ equity and this note for further discussion.

Stock and Voting Rights

Undesignated Preferred Stock

The Company has 10,000,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at March 31, 2012 or December 31, 2011. These shares have preferential rights in the event of liquidation and payment of dividends.

Common Stock

At March 31, 2012 and December 31, 2011, the Company had 100,000,000 authorized shares of common stock. Shares of common stock outstanding were 27,295,336 and 27,124,276 at March 31, 2012 and December 31, 2011, respectively. Each share of common stock has one-for-one voting rights.

15. Stock Plans

Equity Incentive Plan

The Company’s Equity Incentive Plan (the “plan”) provides for the granting of stock options and restricted stock to employees, officers and non-employee directors at the discretion of the Board or a committee of the Board. The purpose of the plan is to recognize past services rendered and to provide additional incentive in furthering the continued success of the Company.

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

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

The Company grants to non-employee directors stock options and restricted stock awards. Stock options granted under the plan expire on the fifth anniversary from the date of grant and vest 100% on the day preceding the Company’s annual meeting of Shareholders.  Restricted stock awards granted under the plan vest 100% on the day preceding the Company’s annual meeting of Shareholders. In the event a non-employee director ceases to be a director for the Company before the shares are fully vested, the unvested restricted shares will be forfeited to the Company.

As of March 31, 2012, there were 2,860,320 options to purchase shares of common stock and 285,147 shares of restricted stock outstanding under the plan. The Company is authorized to issue up to an aggregate of 4,833,327 shares of its common stock under the plan. As of March 31, 2012, a total of 1,731,584 shares of common stock were available for future grants under the plan.

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

The fair value of market-based, performance vesting share awards is calculated using a Monte Carlo valuation model that simulates various potential outcomes of the option grant and values each outcome using the Black-Scholes valuation model which yields a fair market value of the Company's common stock on the date of the grant (measurement date). This amount is recognized over the vesting period, using the straight-line method. Since the award requires both the completion of four years of service and the share price reaching predetermined levels as defined in the option agreement, compensation cost will be recognized over the four year explicit service period. If the employee terminates prior to the four-year requisite service period, compensation cost will be reversed even if the market condition has been satisfied by that time. The total grant date fair value of the options granted during 2008 using the Monte Carlo valuation model was $1,026.

The Company records share-based compensation expense in the following categories included in the accompanying consolidated statement of operations:

	Three months ended March 31,
	2012	2011
Cost of revenues	$85	$46
Sales and marketing	291	153
General and administrative	1,408	837
Research and development	133	91
Pre-tax share-based compensation	$1,917	$1,127
Income tax benefit	—	—
Share-based compensation expense, net	$1,917	$1,127

As of March 31, 2012, there was $15,428 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2005 Option Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

Stock Options

The Company estimates the fair value of stock option awards using the Black-Scholes valuation model. Historically, expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility, however as of the third quarter ended September 30, 2011 expected volatility was solely based upon the Company’s stock volatility.  The expected life was determined based upon an average of the contractual life and vesting period of the options. The estimated forfeiture rate was based upon an analysis of historical data.  The risk-free rate was based on U.S. Treasury zero coupon bond yields for periods commensurate with the expected term at the time of grant.

The following table provides the assumptions used in determining the fair value of service-based stock option awards:

	Quarter ended March 31, 2012	Year ended December 31, 2011
Expected volatility	63.96%	62.85-64.42%
Expected dividends	—	—
Expected term (in years)	6.25	3.00-6.25
Risk-free rate	1.49%	0.71-2.88%

A summary of the activity of stock options under all plans as March 31, 2012 is presented below:

	Outstanding Options
	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. remaining contractual life in years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	2,865,390	$15.73
Granted	411,700	$28.48
Exercised	(132,695)	$14.92		$1,830
Forfeited or expired	(284,075)	$34.23
Outstanding at March 31, 2012	2,860,320	$15.77	6.35	$44,828
Exercisable at March 31, 2012	1,204,877	$15.78	4.13	$19,212

A summary of the status of the Company’s unvested stock options for the period ended March 31, 2012 is presented below:

Unvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Unvested at December 31, 2011	1,657,618	$6.68
Granted	411,700	16.96
Vested	(404,500)	7.75
Forfeited or expired	(9,375)	9.19
Unvested at March 31, 2012	1,655,443	$8.96

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

A summary of the activity of restricted stock awards and restricted stock units under all plans as of March 31, 2012 is as follows:

	Restricted Stock Units	Restricted Stock Awards	Wtd. Avg. Grant Date Fair Value
Outstanding/unvested balance at December 31, 2011	189,650	7,104	$22.11
Awarded	123,268	—	$28.48
Released/vested	(34,725)	—	$16.13
Forfeited/cancelled	(150)	—	$31.25
Outstanding/unvested balance at March 31, 2012	278,043	7,104	$25.59

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the offering date. The Company has granted rights to purchase up to 500,000 common shares to employees under the Plan. The Plan is not considered a compensatory plan in accordance with ASC 718 and requires no compensation expense to be recognized. As of March 31, 2012, there were 357,692 shares available for issuance pursuant to our 2006 Employee Stock Purchase Plan.  Shares of our common stock purchased under the employee stock purchase plan were 6,123 and 23,417 for the periods ended March 31, 2012 and December 31, 2011, respectively.

16. Related Party

One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the three months ended March 31, 2012 and 2011, the Company paid Pepper Hamilton LLP $9 and $203, respectively, for general legal matters.  The payments in 2012 were primarily for work relating to the Company’s acquisition of OutStart. The payments in 2011 were primarily for work relating to the Company’s class action shareholder litigation, acquisitions and credit facility. The decrease in payments for the three months ended March 31, 2012 as compared to the previous year resulted from timing of invoices and corresponding payments. The amount payable to Pepper Hamilton, LLP as of March 31, 2012 and 2011 was $160 and $53, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements- Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

17. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three months ended March 31, 2012 and 2011.

	For the three months ended March 31, 2012		For the three months ended March 31, 2011
Country	Revenue	Revenue as a percentage of total revenue	Revenue	Revenue as a percentage of total revenue
United States	$57,815	74.3%	$44,550	74.3%
United Kingdom	6,987	9.0%	5,161	8.6%
Other European Countries	4,427	5.7%	3,280	5.5%
Germany	1,097	1.4%	1,334	2.2%
China	1,552	2.0%	1,420	2.4%
Canada	2,879	3.7%	1,595	2.6%
Other	3,045	3.9%	2,638	4.4%
Total	$77,802	100.0%	$59,978	100.0%

The following table summarizes the distribution of assets by geographic region.

	March 31, 2012		December 31, 2011
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$339,652	82.7%	$338,779	83.5%
United Kingdom	29,368	7.1%	25,207	6.2%
India	9,179	2.2%	8,449	2.1%
New Zealand	7,468	1.8%	7,508	1.9%
China	5,710	1.4%	6,676	1.6%
Germany	4,451	1.1%	5,663	1.4%
Other	15,106	3.7%	13,362	3.3%
Total	$410,934	100.0%	$405,644	100.0%

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

We derive revenue primarily from two sources, subscription fees for our solutions and fees for discrete professional services.  We offer our talent acquisition and employee performance management solutions on a subscription basis and currently generate a significant portion of our revenue from these subscriptions. We generate the remainder of our revenue from discrete professional services that are not provided as part of an integrated solution on a subscription basis.

For the three months ended March 31, 2012 and 2011, subscription revenue represented approximately 71.1% and 77.0% of our total revenue, respectively. Our customers typically purchase multi-year subscriptions and during the three months ended March 31, 2012 and 2011, our customers renewed approximately 87.3% and 82.8%, respectively, of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal. In addition, we recognize subscription revenue ratably over the term of the underlying contract. These aspects of our business model provide us with recurring revenue streams and revenue visibility.  We expect non-GAAP subscription revenue will be within a target range of 70% to 75% of our total revenues in 2012.

We market our solutions primarily to organizations with more than 2,000 employees. As of December 31, 2011, we had a global customer base of approximately 8,970 companies across a number of industries, including financial services and banking, manufacturing, government, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including approximately 279 companies on the Fortune 500 list published in May 2011. Our customer base includes companies that we billed for services during the year ended December 31, 2011 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $38.6 million and $29.5 million, or 49.6%, and 49.3%, of our total revenue for the three months ended March 31, 2012 and 2011, respectively.

2. Recent Events

On October 27, 2011, we announced the pending transfer of our common stock listing from the NASDAQ to the New York Stock Exchange ("NYSE"), and on November 9, 2011, our Common Stock was authorized for listing and began trading on the NYSE under its current ticker symbol "KNXA."

On November 14, 2011, we entered into a share purchase agreement with Batrus & Hollweg, L.C. (“BHI”), a provider of talent management solutions, particularly in the hospitality sector based in Frisco, Texas for a purchase price of approximately $17.3 million, including legal, accounting, other professional fees and contingent consideration. At the date of acquisition, we accrued $5.1 million of contingent consideration, based upon our estimated revenue growth within the hospitality industry. We believe the acquisition of BHI, along with their extensive research on talent management best practices, will add to the Company's existing research and content portfolio.

On February 6, 2012, we acquired substantially all of the outstanding capital stock of OutStart, Inc. (“OutStart”), a leading provider of SaaS e-learning solutions and services, based in Boston, Massachusetts, for a purchase price of approximately $46.4 million, including legal, accounting, other professional fees and adjustments for certain working capital accounts as defined in the purchase agreement. The acquisition of OutStart will expand the Company’s reach into the e-learning market and enable Kenexa to provide a broader and deeper suite of talent management solutions. We will integrate OutStart’s Learning Management Suite, which includes award-winning social and mobile learning solutions, with Kenexa’s Global Talent Management solutions including its Performance Management suite.

3. Sources of Revenue

We derive revenue primarily from two sources: subscription revenue and other revenue.

Subscription revenue

Subscription revenue for our solutions is comprised of subscription fees from customers accessing our on-demand software, proprietary content, outsourcing services and consulting services and from customers purchasing additional support that is not included in the basic subscription fee. Our customers primarily purchase renewable subscriptions for our solutions. The typical subscription term is one to three years, with some terms extending up to five years or beyond. We generally price our solutions based on the number of software applications and services included and the number of customer employees with access to such applications. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe for a broader array of software applications and services. Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. The majority of our subscription agreements are not cancelable for convenience, but our customers have the right to terminate their contracts for cause if we fail to provide the agreed-upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled. For the three months ended March 31, 2012 and 2011, our customers renewed approximately 87.3% and 82.8%, respectively, of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts up for renewal for each of those periods.

Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As of March 31, 2012, deferred revenue increased by $7.7 million, or 8.7%, to $96.5 million from $88.8 million at December 31, 2011. The increase in deferred revenue is a result of the increase in bookings and billings for our products, content and services, sales of multiple arrangements and from certain acquisitions.

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

Revenue by geographic region

For the three months ended March 31, 2012, approximately 74.3% of our total revenue was derived from sales in the United States. Foreign revenue that we generated from customers in the United Kingdom, Canada and China represented approximately 9.0%, 3.7% and 2.0% of our total revenue, respectively. Revenue from other countries amounted to an aggregate of 11.0% of our total revenue. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the three months ended March 31, 2012. For the three months ended March 31, 2012, the percentage of revenue derived from sales in the United States was flat compared to the prior year.

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

Research and Development

Research and development expenses primarily consist of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, user experience/interface designers, architects, product managers, project managers, HR-related subject matter experts, technical sales engineers and management information systems personnel and third-party consultants. Our research and development efforts have been devoted to the development of new products and new features for our existing products. Investments also include further development and deeper integrations of Kenexa content in support of its integrated talent management strategy.

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

4. Key Performance Indicators

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown (in thousands):

	For the three months ended March 31,		For the year ended
	2012	2011	December 31, 2011
Deferred revenue at the beginning of the period	$88,837	$76,052	$76,052
Total invoiced subscriptions during period	58,731	52,359	217,015
Deferred revenue from acquisition	4,319	—	—
Subscription revenue recognized during period	(55,336)	(46,203)	(204,230)
Deferred revenue at end of period	$96,551	$82,208	$88,837

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

The Company’s non-GAAP financial measures as set forth in the tables below may exclude the following:

Share-based compensation.  Share-based compensation expense consists of expenses for stock options and stock awards recorded in accordance with ASC 718. Share-based compensation expense is excluded in our non-GAAP financial measures because the magnitude of the changes associated with share-based compensation are difficult to forecast as a result of their dependence upon the volume and timing of stock option grants (which are unpredictable and can vary dramatically from period to period) and external factors (such as interest rates and the trading price and volatility of our common stock). We believe that this exclusion provides meaningful supplemental information regarding our operating results because these non-GAAP financial measures facilitate the comparison of results over multiple periods.

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

Deferred revenue associated with acquisition.  Deferred revenue consists of the impact of the write down of the deferred revenue associated with purchase accounting for the Salary.com and OutStart acquisitions. This effect is added back since we believe its inclusion provides a more accurate depiction of total revenue arising from these acquisitions.

Non-GAAP revenue.  Non-GAAP revenue consists of GAAP revenue adjusted to reverse the write down of the deferred revenue associated with purchase accounting for the Salary.com and OutStart acquisitions. The written-down deferred revenue is added back to non-GAAP revenue because we believe its inclusion provides a more accurate depiction of total revenue arising from these acquisitions.

Non-GAAP subscription revenue as a percentage of total non-GAAP revenue.  Non-GAAP subscription revenue as a percentage of total revenue can be derived from our consolidated statements of operations after adjusting subscription revenue to add back the write-down of the deferred revenue associated with purchase accounting for the Salary.com and OutStart acquisitions as described above. We expect that the percentage of non-GAAP subscription revenue will be within a range of 70% to 75% of our total non-GAAP revenues in 2012.

	For the three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Revenue
Subscription revenue	$55,336	$46,203
Add: deferred revenue associated with acquisitions	2,274	2,986
Non-GAAP subscription revenue	57,610	49,189
Other revenue	22,466	13,775
Non-GAAP revenue	80,076	62,964

Cost of revenues	32,269	23,345
Less: share-based compensation expense	85	46
Non-GAAP gross profit	$47,892	$39,665

Non-GAAP subscription revenue as a percentage of total non-GAAP revenue	71.9%	78.1%
Non-GAAP gross profit as percent of total non-GAAP revenue	59.8%	63.0%

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

	For the three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Loss from operations	$(3,022)	$(2,753)
Deferred revenue associated with acquisition	2,274	2,986
Share-based compensation expense	1,917	1,127
Amortization of acquired intangibles	5,378	3,531
Acquisition-related fees	290	83
Non-GAAP income from operations	$6,837	$4,974

5. Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations.

Kenexa Corporation Consolidated Statements of Operations
(in thousands, except for percentages; unaudited)

	For the three months ended March 31,
	2012		2011
	Amount	Percent of revenues	Amount	Percent of revenues
Revenues:
Subscription revenue	$55,336	71.1%	$46,203	77.0%
Other revenue	22,466	28.9%	13,775	23.0%
Total revenues	77,802	100.0%	59,978	100.0%
Cost of revenues	32,269	41.5%	23,345	38.9%
Gross profit	45,533	58.5%	36,633	61.1%

Operating expenses:
Sales and marketing	17,533	22.5%	14,275	23.8%
General and administrative	14,067	18.1%	12,748	21.3%
Research and development	6,432	8.3%	4,445	7.4%
Depreciation and amortization	10,523	13.5%	7,918	13.2%
Total operating expenses	48,555	62.4%	39,386	65.7%

Loss from operations	(3,022)	(3.9)%	(2,753)	(4.6)%
Interest (expense) income, net	(284)	(0.4)%	(440)	(0.7)%
Loss before income taxes	(3,306)	(4.3)%	(3,193)	(5.3)%
Income tax benefit	668	0.9%	26	—%
Net loss	$(2,638)	(3.4)%	$(3,167)	(5.3)%
Loss allocated to noncontrolling interest	184	0.2%	—	—%
Net loss allocable to common shareholders	$(2,454)	(3.2)%	$(3,167)	(5.3)%

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues

	For the three months ended March 31,
	2012	2011	Change	Percent
Revenues:	(in thousands)
Subscription	$55,336	$46,203	$9,133	19.8%
Other	22,466	13,775	8,691	63.1%
Total revenues	$77,802	$59,978	$17,824	29.7%

Summary of changes in Revenues

The increase in total revenues for the three months ended March 31, 2012 was primarily due to an increase in demand across our product and service offerings for both subscription and other revenue. Subscription revenue increased due to large customer wins across our various product lines and from recent acquisitions.  The increase in other revenue is primarily due to increased success fees received from our recruitment process outsourcing or “RPO” activity and discrete professional services, which consist of consulting and training services. We expect our subscription-based and other revenues to continue to increase in 2012 due to the improved business environment for our products, content and service, renewals by existing customers, sales to new customers and new sales of our 2x platform™ and the addition of our learning module obtained with the acquisition of OutStart.

Cost of Revenues

	For the three months ended March 31,
	2012	2011	Change	Percent
	(in thousands)
Cost of revenues	$32,269	$23,345	$8,924	38.2%

Summary of changes in Cost of Revenues

(in thousands)	Change from 2011 to 2012
Employee-related	$7,907
Third-party fees	362
Reimbursed expenses	617
Share-based compensation	38
Total change	$8,924

The increase in cost of revenues for the three months ended March 31, 2012 was primarily due to increased headcount from our acquisitions and hiring activity necessary to support our new and expanded customers’ demand for our solutions and services.  The increase in third-party fees was due to an increase in non-billable travel and other expenses, hosting fees, job postings and outside consultants to support our increased revenues. Overall, the combined increased headcount and changes in the mix of other revenue versus subscription revenue increased the cost to deliver our solutions. As a percentage of revenue, cost of revenue increased by 2.6% to 41.5% for the three months ended March 31, 2012, compared to the same period in 2011.

We expect cost of revenues to increase in terms of absolute dollars in 2012 over the prior year due to increased headcount from our acquisitions of BHI in late 2011 and OutStart in early 2012. We expect cost of revenues to decrease as a percentage of revenues over the course of 2012.

Operating Expenses

	For the three months ended March 31,
	2012	2011	Change	Percent
	(in thousands)
Sales and marketing	$17,533	$14,275	$3,258	22.8%
General and administrative	14,067	12,748	1,319	10.3%
Research and development	6,432	4,445	1,987	44.7%
Depreciation and amortization	10,523	7,918	2,605	32.9%
Total operating expenses	$48,555	$39,386	$9,169	23.3%

Summary of changes in Sales and Marketing Expense

(in thousands)	Change from 2011 to 2012
Employee-related	$3,339
Marketing	(198)
Share-based compensation	138
Other expenses	(21)
Total change	$3,258

The increase in sales and marketing expense for the three months ended March 31, 2012 was due primarily to increases in employee-related expense in connection with the expansion of our sales and marketing teams both internally and from our recent acquisitions. As a percentage of revenue, sales and marketing expense decreased by 1.3% to 22.5%, for the three months ended March 31, 2012 compared to the prior year due to increased revenues.

Consistent with our past practice, we intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers at levels we deem appropriate given current economic conditions. We expect sales and marketing expense to increase in terms of absolute dollars in 2012 due to increased staff expenses and continued investment in our branding and marketing campaigns, while decreasing as a percentage of total revenue, compared to the prior year.

Summary of changes in General and Administrative Expense

(in thousands)	Change from 2011 to 2012
Employee-related	$1,058
Rent and utility	(398)
Share-based compensation	572
Repairs and maintenance	(149)
Software and licenses	243
Professional services	(68)
Other expenses	61
Total change	$1,319

The increase in general and administrative expense for the three months ended March 31, 2012 was attributable to an increase in employee-related expenses, share-based compensation and software and license expenses. The increase in employee-related expenses were the result of increases in compensation due to additional headcount from acquisitions.  The increase in share-based compensation expense resulted from new long-term incentive awards made during the first quarter of 2012. Our software and licenses expense increase was driven by additional maintenance support and licenses needed to support the increased headcount of our general and administrative teams both internally and from our recent acquisitions. The decrease in rent and utility and repairs and maintenance expense resulted from the consolidation of offices in London and Waltham, Ma.  As a percentage of revenue, general and administrative expense decreased by 3.2% to 18.1% for the three months ended March 31, 2012, compared to the same period in 2011 due to increased revenues.

We expect general and administrative expense to increase in terms of absolute dollars in 2012 over the prior year due to our acquisitions of BHI and OutStart and continued investments in our infrastructure, while decreasing as a percentage of total revenue.

Summary of changes in Research and Development Expense

(in thousands)	Change from 2011 to 2012
Employee-related	$1,656
Professional services	352
Various other expenses	(21)
Total change	$1,987

The increase in research and development expense for the three months ended March 31, 2012 was primarily driven by an increase in employee-related expenses. The increase in employee-related costs resulted from increased bonus accruals and compensation costs related to additional headcount added to maintain our existing products. In addition, costs to further develop and improve feature enhancements not eligible for capitalization contributed to the increase. As a percentage of revenue, research and development expense increased by 0.9% to 8.3% for the three months ended March 31, 2012, compared to the same period in 2011.

As we continue to execute on our strategies, including continuing to develop our 2x platform™, we believe that research and development expenses will increase in absolute dollars and as a percentage of total revenues in 2012 over the prior year.

Summary of changes in Depreciation and Amortization Expense

(in thousands)	Change from 2011 to 2012
Depreciation expense	$757
Amortization expense	1,848
Total change	$2,605

The increase in amortization expense for the three months ended March 31, 2012 was primarily due to the acquired intangibles from our acquisitions of Ashbourne, BHI and OutStart. The increase in depreciation expense is due to an increase in the software development projects qualifying for capitalization, pursuant to ASC 350-40, “Internal-Use Software,” being placed into service during the period. As a percentage of revenue, depreciation and amortization expense increased by 0.3% to 13.5% for the three months ended March 31, 2012, compared to the same period in 2011. As we continue to execute on our strategies including our 2x platform™ and continuing to develop feature enhancements, we believe that depreciation and amortization expenses will increase in absolute dollars and remain constant as a percentage of total revenues in 2012 over the prior year as we place our developed software into service as we make additional capital purchases.

Income Tax Expense

	For the three months ended March 31,
	2012	2011	Change	Percent
	(in thousands)
Income tax benefit	$668	$26	$642	2,469.2%

The increase in income tax benefit for the quarter ended March 31, 2012 was primarily due to an increase in losses before tax that are expected to be realized during the current year and; decreases in tax rates in certain foreign jurisdictions and offset by changes in uncertain tax positions and an increase in our valuation allowance. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate and the tax effect of discrete tax events, if any, that occur during each interim period.  The 2012 effective tax rate is lower than the 35% statutory U.S. Federal rate primarily due to favorable tax rates associated with certain foreign earnings generated in lower-tax jurisdictions.

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

6. Liquidity and Capital Resources

Historically, our primary source of liquidity has been from cash generated from operations, proceeds from equity offerings and revolving credit facilities. As of March 31, 2012, we had cash and cash equivalents of $66.7 million and investments of $16.3 million. In addition, we have $24.5 million available for borrowing under the revolving line of credit. We also had borrowings of $28.7 million under our credit and term loans in connection with our acquisitions and to meet our working capital requirements and $0.3 million in capital equipment leases. We believe that our current cash and cash equivalents, investments, revolving credit facility and projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

Cash held in foreign denominated currencies was $14.8 million, or 22.2%, of our total cash balance as of March 31, 2012. A ten percent change in the exchange rate of the underlying currencies would have changed our cash balances by approximately $1.5 million.

We calculate our quarterly days sales outstanding (“DSO”) as ending net accounts receivable divided by quarterly net revenues multiplied by 90.  For the three months ended March 31, 2012 and 2011, our DSO was 70 and 76, respectively.

On October 20, 2010, we entered into an amended credit agreement with PNC Bank.  The maximum amount available under the amended credit agreement is $60.0 million, comprised of a $35.0 million revolving facility, including a sublimit of up to $5.0 million for letters of credit and a sublimit of up to $2.5 million for swing loans (the “Revolving Facility”), and a $25.0 million term facility (the “Term Facility”). We may request to increase the maximum amount available under the Revolving Facility to $50.0 million.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013.  As of March 31, 2012, we had borrowings of $28.7 million under the amended credit agreement in connection with our acquisitions and working capital requirements.

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

On November 14, 2011, we entered into a share purchase agreement with BHI, a provider of talent management solutions, particularly in the hospitality sector based in Frisco, Texas, for a purchase price of approximately $17.3 million, including legal, accounting, other professional fees and contingent consideration. We believe the acquisition of BHI, along with their extensive research on talent management best practices, will add to the company's existing research and content portfolio.

On February 6, 2012, we acquired substantially all of the outstanding capital stock of OutStart, Inc. (“OutStart”), a leading provider of SaaS e-learning solutions and services, based in Boston, Massachusetts, for a purchase price of approximately $46.4 million, net of approximately $5.1 million of cash and including legal, accounting, other professional fees and adjustments for certain working capital accounts as defined in the purchase agreement. The acquisition of OutStart will expand the Company’s reach into the e-learning market and enable Kenexa to provide a broader and deeper suite of talent management solutions. We will integrate OutStart’s Learning Management Suite, which includes award-winning social and mobile learning solutions, with Kenexa’s Global Talent Management solutions including its Performance Management suite.

Summary of changes in cash and cash equivalents by activity

	For the three months ended March 31,
	2012	2011	Change	Percent

Cash provided by operations	$1,716	$601	$1,115	185.5%
Cash used in investing activities	(3,435)	(16,275)	12,840	78.9%
Cash provided by (used in) financing activities	542	(17,532)	18,074	103.1%

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

	For the three months ended March 31,
	2012	2011	Change from 2011 to 2012
Net loss	$(2,638)	$(3,167)	$529
Non-cash charges to net income
Depreciation and amortization	10,523	7,918	2,605
Share-based compensation expense	1,917	1,127	790
Deferred income tax (benefit) expense	(713)	(270)	(443)
Other non-cash charges to net income	(48)	301	(349)
Goodwill impairment charge
Changes in working capital
Accounts receivable	(4,019)	(6,339)	2,320
Deferred revenue	3,222	5,690	(2,468)
Other changes in working capital	(6,528)	(4,659)	(1,869)
Net cash provided by operations	$1,716	$601	$1,115

The increase in non-cash charges to net income during 2012 compared to the same period in 2011 is primarily due to the amortization of intangible assets associated with our acquisitions of Salary.com, Ashbourne, BHI and OutStart and depreciation expense due to software development projects placed in service. Additionally, share-based compensation expense resulting from new long-term incentive awards contributed to the increase over the prior period. The decrease in other changes is primarily due to changes in accrued compensation and accrued liabilities.

Investing Activities

Net cash used in investing activities was $3.4 million and $16.3 million for the three months ended March 31, 2012 and 2011, respectively. Cash used in investing activities consisted primarily of the acquisition of OutStart and capitalized software and hardware, which was partially offset by sales of securities.

	For the three months ended March 31,
	2012	2011
JRA acquisition	$—	$(6,732)
Talentmine acquisition	—	(2,950)
OutStart acquisition	(41,101)	—
Capitalized software and purchases of computer hardware	(7,135)	(6,593)
Purchases of available-for-sale securities	(1,469)	—
Sales of available-for-sale securities	46,270	—
Net cash used in investing activities	$(3,435)	$(16,275)

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 totaled $0.5 million and was primarily attributable to net proceeds of $2.1 million from stock option exercises and sales of our common stock issued through our employee stock purchase plan. This was offset by net repayments of our term and revolver loans of $1.3 million, repayments of notes payable and capital leases totaling $0.3 million.

Net cash used in financing activities for the three months ended March 31, 2011 totaled $17.5 million and was primarily attributable to net repayments of our term and revolver loans of $22.7 million and repayments of notes payable and capital leases totaling $0.4 million. This was offset by proceeds of $5.6 million from stock option exercises and sales of our common stock issued through our employee stock purchase plan.

7. Critical Accounting Policies and Estimates

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

We record expenses billed to customers in accordance with ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. These items primarily include travel, meals and agency fees.  Reimbursed expenses totaled $1.6 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.

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

Self-Insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. We estimate our liability based upon management’s judgment and historical experience and record the amount on a gross basis. We also rely on the advice of consulting administrators in determining an adequate liability for self-insurance claims. At March 31, 2012 and December 31, 2011, self-insurance accruals totaled $1.3 million and $1.1 million. There were no stop loss recoveries for the period ended March 31, 2012 and the year ended December 31, 2011. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance claims if actual experience differs significantly from management’s estimates.

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

Goodwill and Other Identified Intangible Asset Impairment

We record goodwill in accordance with the provisions of ASC 350, “Intangibles-Goodwill and Other,” which requires us to annually review the carrying value of goodwill for impairment.  If goodwill becomes impaired, some or all of the goodwill would be written off as a charge to operations.  This comparison is performed annually or more frequently if circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We evaluate the carrying value of goodwill under two reporting units within a single segment. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired.

We evaluated the goodwill by comparing to the fair values of the reporting units, based upon management's estimate of the future discounted cash flows to be generated by the business using level three inputs and comparable company multiples, to their carrying values. These cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to our business based on its knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Management noted no triggering event during the three months ended March 31, 2012, which would give rise to an impairment analysis..

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

Our determination of the level of valuation allowance at March 31, 2012 is based on an estimated forecast of future taxable income which includes many judgments and assumptions primarily related to revenue, margins, operating expenses, tax planning strategies and tax attributes in multiple taxing jurisdictions.  Accordingly, it is at least reasonably possible that future changes in one or more of these assumptions may lead to a change in judgment regarding the level of valuation allowance required in future periods.

Accounting for Share-Based Compensation

Share-based compensation expense recognized during the period is based on the value of the number of awards that are expected to vest multiplied by the fair value. We use a Black-Scholes option-pricing model to calculate the fair value of our share-based awards. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•
Volatility is a measure of the amount by which the stock price is expected to fluctuate each year during the expected life of the award and is based on our stock volatility. An increase in the volatility would result in an increase in our expense.

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

Foreign Currency Exchange Risk

For the three months ended March 31, 2012, approximately 74.3% of our total revenue was comprised of sales to customers in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% increase in the value of the U.S. dollar during 2012, relative to each currency in which our non-U.S. generated sales are denominated, would have resulted in reduced annual revenues of approximately 2.9% for the three months ended March 31, 2012.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity were an increase of $0.7 million during the three months ended March 31, 2012 and a decrease of $2.0 million during the year ended December 31, 2011, and are included in accumulated other comprehensive loss. The foreign currency translation adjustment is not adjusted for income taxes because it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have had a significant effect on our interest income for the three months ended March 31, 2012.

We also have a $28.8 million loan with PNC Bank N.A., of which $28.8 million is subject to an interest rate swap, which we used to partially fund our acquisition of Salary.com in the third quarter of 2010. This swap effectively changed the variable rate cash flow exposure on the debt obligations to fixed cash flows, thereby eliminating our interest rate risk.

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

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Not applicable.

Item 6:  Exhibits

The following exhibits are filed herewith:

2.1
Agreement and Plan of Merger, dated January 31, 2012, by and among Kenexa Corporation, Striper Merger Sub, Inc., OutStart, Inc. and the Securityholder Representative (as defined therein), incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2012.

10.1*
Kenexa Corporation Change in Control Severance Plan, adopted March 29, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on Aril 4, 2012.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Documents
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts and compensatory plans and arrangements.
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

May 10, 2012
Kenexa Corporation

 /s/ Nooruddin S. Karsan
 ----------------------------
    Nooruddin S. Karsan
    Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Donald F. Volk
    -----------------
    Donald F. Volk
    Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Documents
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

,