Form 10-Q
period 2012-06-30
KENEXA CORP
filed 2012-08-09
CIK 1114714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes  ☐   No  ☒

On August 7, 2012, 27,415,170 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries
FORM 10-Q
Quarter Ended June 30, 2012

PART 1:  FINANCIAL INFORMATION
Item 1:  Financial Statements
Kenexa Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,758	$67,459
Short-term investments	6,930	51,807
Accounts receivable, net of allowance for doubtful accounts of $2,646 and $3,045	58,609	52,664
Unbilled receivables	4,506	3,385
Income tax receivable	76	196
Deferred income taxes	6,442	5,477
Prepaid expenses and other current assets	13,439	9,555
Total current assets	172,760	190,543

Long-term investments	-	9,710
Property and equipment, net	20,799	18,632
Software, net	30,643	27,179
Goodwill	67,343	43,265
Intangible assets, net	83,732	73,074
Deferred income taxes, non-current	29,867	35,092
Deferred financing costs, net	248	354
Other long-term assets	7,704	7,795
Total assets	$413,096	$405,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,519	$7,909
Notes payable, current	11	11
Term loan, current	5,000	5,000
Commissions payable	4,302	3,673
Accrued compensation and benefits	15,518	18,061
Other accrued liabilities	15,655	13,970
Deferred revenue	90,528	81,795
Capital lease obligations	416	282
Total current liabilities	142,949	130,701

Revolving credit line and term loan	22,500	25,000
Capital lease obligations, less current portion	360	218
Deferred revenue, less current portion	5,908	7,042
Deferred income taxes	1,310	1,823
Other long-term liabilities	4,490	5,330
Total liabilities	177,517	170,114

Commitments and Contingencies

Temporary equity
Noncontrolling interest	4,804	4,990

Shareholders' equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding: none	-	-
Common stock, par value $0.01; authorized 100,000,000 shares; shares issued and outstanding: 27,387,715 and 27,124,276, respectively	274	271
Additional paid-in-capital	390,916	385,511
Accumulated deficit	(153,554)	(149,376)
Accumulated other comprehensive loss	(6,861)	(5,866)
Total shareholders' equity	230,775	230,540

Total liabilities and shareholders' equity	$413,096	$405,644

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Subscription	$62,213	$49,867	$117,549	$96,070
Other	24,071	19,148	46,537	32,923
Total revenues	86,284	69,015	164,086	128,993
Cost of revenues	33,121	26,867	65,390	50,212
Gross profit	53,163	42,148	98,696	78,781

Operating expenses:
Sales and marketing	20,207	15,688	37,740	29,963
General and administrative	14,533	13,219	28,600	25,967
Research and development	7,546	4,819	13,978	9,264
Depreciation and amortization	10,993	8,006	21,516	15,924
Total operating expenses	53,279	41,732	101,834	81,118
(Loss) income from operations	(116)	416	(3,138)	(2,337)
Interest expense, net	(321)	(344)	(605)	(784)
Gain (loss) on change in fair market value of investments, net	41	(264)	41	(264)
Loss before income taxes	(396)	(192)	(3,702)	(3,385)
Income tax expense	(1,328)	(596)	(660)	(570)
Net loss	$(1,724)	$(788)	$(4,362)	$(3,955)
(Income) loss allocated to noncontrolling interest	-	(149)	184	(149)
Accretion associated with variable interest entity	-	(652)	-	(652)
Net loss allocable to common shareholders'	$(1,724)	$(1,589)	$(4,178)	$(4,756)
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.15)	$(0.20)

Weighted average common shares - basic & diluted	27,330,887	24,876,801	27,255,857	23,964,869

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(1,724)	$(788)	$(4,362)	$(3,955)
(Income) loss allocated to noncontrolling interest	-	(149)	184	(149)
Accretion associated with variable interest entity	-	(652)	-	(652)
Net loss allocable to common shareholders'	$(1,724)	$(1,589)	$(4,178)	$(4,756)
Other
(Loss) gain on currency translation adjustments	(1,743)	(263)	(995)	719
Unrealized loss on investments	-	(57)	-	(57)
Comprehensive loss	$(3,467)	$(1,909)	$(5,173)	$(4,094)

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands; except share data)

.					Accumulated
					other	Total
	Common Stock		Additional	Accumulated	comprehensive	shareholders'
	Shares	Amount	paid-in-capital	deficit	loss	equity
Balance December 31, 2010	22,900,253	$229	$281,791	$(145,271)	$(3,882)	$132,867
Loss on currency translation adjustments	-	-	-	-	(1,984)	(1,984)
Share-based compensation expense	-	-	6,369	-	-	6,369
APIC Pool adjustments	-	-	(344)	-	-	(344)
Stock options exercised	719,052	7	8,920	-	-	8,927
Issuance of restricted shares	7,104	-	-	-	-	-
Vested restricted stock units converted to shares	24,450	-	-	-	-	-
Employee stock purchase plan	23,417	-	545	-	-	545
Income allocated to noncontrolling interest	-	-	-	(234)	-	(234)
Accretion associated with noncontrolling interest (variable interest entity)	-	-	(3,159)	-	-	(3,159)
Public stock offering, net	3,450,000	35	91,389	-	-	91,424
Net loss	-	-	-	(3,871)	-	(3,871)
Balance December 31, 2011	27,124,276	$271	$385,511	$(149,376)	$(5,866)	$230,540
Loss on currency translation adjustments	-	-	-	-	(995)	(995)
Share-based compensation expense	-	-	4,350	-	-	4,350
APIC Pool adjustments	-	-	(2,197)	-	-	(2,197)
Stock options exercised	197,320	2	2,990	-	-	2,992
Issuance of restricted shares	6,036	-	-	-	-	-
Vested restricted stock units converted to shares	50,206	1	(1)	-	-	-
Restricted shares withheld for payroll tax payments	(2,627)	-	(76)	-	-	(76)
Employee stock purchase plan	12,504	-	339	-	-	339
Loss allocated to noncontrolling interest	-	-	-	184	-	184
Net loss	-	-	-	(4,362)	-	(4,362)
Balance June 30, 2012 (unaudited)	27,387,715	$274	$390,916	$(153,554)	$(6,861)	$230,775

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss from operations	$(4,362)	$(3,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,516	15,924
Loss on disposal of property and equipment	22	81
Amortization of bond premium	479	-
Realized loss on available-for-sale securities	32	-
Share-based compensation expense	4,350	2,786
Amortization of deferred financing costs	106	106
Bad debt (recoveries) expense, net	(629)	802
Deferred income tax benefit	(1,804)	(961)
Changes in assets and liabilities, net of business combinations
Accounts and unbilled receivables	(2,918)	(3,246)
Prepaid expenses and other current assets	(3,663)	(1,541)
Income taxes receivable	146	16
Other long-term assets	(169)	1,240
Accounts payable	2,828	1,519
Accrued compensation and other accrued liabilities	155	(185)
Commissions payable	504	(269)
Deferred revenue	3,217	8,389
Other liabilities	(880)	(121)
Net cash provided by operating activities	18,930	20,585

Cash flows from investing activities
Capitalized software and purchases of property and equipment	(15,604)	(12,097)
Purchases of available-for-sale securities	(1,469)	(57,161)
Sales of available-for-sale securities	55,545	-
Acquisitions, net of cash acquired	(42,236)	(9,682)
Net cash used in investing activities	(3,764)	(78,940)

Cash flows from financing activities
Borrowings under revolving credit line and term loan	-	3,000
Repayments under revolving credit line and term loan	(2,500)	(27,000)
Repayments of notes payable	(74)	(87)
Repayments of capital lease obligations	(279)	(351)
Proceeds from common stock issued through Employee Stock Purchase Plan	339	236
Shares authorized, but not issued, to settle employees withholding liability	(76)	-
Net proceeds from option exercises	2,992	8,209
Net proceeds from public offering	-	91,669
Net cash provided by financing activities	402	75,676

Effect of exchange rate changes on cash and cash equivalents	(269)	638

Net increase in cash and cash equivalents	15,299	17,959
Cash and cash equivalents at beginning of period	67,459	52,455
Cash and cash equivalents at end of period	$82,758	$70,414

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$582	$810
Income taxes	$1,838	$3,448
Income taxes refunded	$245	$-

Noncash investing and financing activities
Capital lease obligations incurred	$555	$568

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the six months ended June 30, 2012 and 2011 have been made. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for any other interim period. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2011.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, short and long-term investments, if presented, accounts payable and accrued expenses at June 30, 2012 and December 31, 2011 approximate fair value of these instruments due to their short-term nature.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2012, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund and its financial assets valued based on Level 2 inputs consisted of municipal bonds. The Company's interest rate swap derivative value was based upon Level 2 inputs, as described below.

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

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting period. The related translation adjustments are reported in the shareholders’ equity section of the balance sheet and resulted in a net reduction in shareholders’ equity of $995 and $1,984 for the period ended June 30, 2012 and for the year ended December 31, 2011, respectively. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary. Transaction net gains and losses resulting from the Company’s foreign operations resulted in net gains of $128 and $285 for the three and six months ended June 30, 2012, respectively, and net losses of $42 and $33 for the three and six months ended June 30, 2011, respectively.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated by the large number of customers comprising the Company's customer base and their dispersion across various industries. The Company does not require collateral. The customers are concentrated primarily in the Company’s U.S. market area. At June 30, 2012 and December 31, 2011, there were no customers that represented more than 10% of the net accounts receivable balance. The Company’s top 3 customers represented, collectively, approximately 10.3% and 9.0% at June 30, 2012 and December 31, 2011, respectively, of the Company’s net accounts receivable balance. In addition, no one customer individually exceeded 10% of the Company’s revenues. The Company’s top 3 customers represented, collectively, approximately, 9.3% and 10.4% of the Company’s total revenues for the three and six months ended June 30, 2012, respectively, and 12.0% and 11.1% for the three and six months ended June 30, 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase. Cash balances are maintained at several banks. Cash held in fixed term deposits with original maturities of three months or less at the time of purchase totaled $500 at December 31, 2011. There were no fixed term deposits held at June 30, 2012. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100 (which has been temporarily increased to $250 through December 31, 2013). Certain operating cash accounts may periodically exceed the FDIC limits.

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks totaled $15,356 and $13,536 and represented 18.6% and 20.1% of our total cash and cash equivalents balance at June 30, 2012 and December 31, 2011, respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimates the liability based upon management’s judgment and historical experience and records the amount on a gross basis. At June 30, 2012 and December 31, 2011, self-insurance accruals totaled $1,312 and $1,083. There were no stop loss recoveries at June 30, 2012 and December 31, 2011. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance claims if actual experience differs significantly from management’s estimates.

Long-Lived Assets

The Company evaluates its long-lived assets, including certain identifiable assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company noted no triggering event during the period ended June 30, 2012, which would give rise to an impairment analysis. Given the uncertainty around the global economic recovery, it is possible that the estimated future cash flows of the asset groupings will be reduced, which may result in an impairment in future periods. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

The Company records expenses billed to customers in accordance with ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. These items primarily include travel, meals and agency fees. Reimbursed expenses totaled $1,635 and $3,254 for the three and six months ended June 30, 2012, respectively, and $1,597 and $2,588 for the three and six months ended June 30, 2011, respectively.

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

The revenue guidance contained in ASU 2009-13 modifies the way the Company accounts for certain arrangements, by allowing the Company to separate consulting services and corresponding license fees into two separate units of accounting. These two deliverables represent the primary elements in those arrangements and are recognized upon performance or delivery of each service or product, respectively to the end customer. Revenue related to consulting services is recognized as obligations are fulfilled on a proportional performance basis and typically earned over a three to six month period, while the license fees may be recognized over a one to five year period. After the adoption of ASU 2009-13, costs associated with the delivery of our consulting services are expensed as incurred.

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

As a result of the variable interest entity commencing in 2009 and its corresponding put option, the Company uses the two-class method of calculating earnings per share as the put feature was issued by the Company and requires adjustments to the carrying value of the noncontrolling interest and the income allocable to common shareholders. There were no common stock equivalents of stock options and restricted stock issued and outstanding included in the computation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011 since their effect was antidilutive. A summary of the computation for basic and diluted net loss per share is presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss allocable to common shareholders	$(1,724)	$(1,589)	$(4,178)	$(4,756)

Denominator:
Weighted average shares used to compute net loss allocable to common shareholders per common share - basic	27,330,887	24,876,801	27,255,857	23,964,869
Effect of dilutive stock options	—	—	—	—
Weighted average shares used to compute net loss allocable to common shareholders per common share – dilutive	27,330,887	24,876,801	27,255,857	23,964,869

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.15)	$(0.20)

Total antidilutive stock options and unvested restricted stock issued and outstanding or granted	950,301	945,126	934,044	953,730

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (revised topic)”. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not materially impact the Company’s consolidated financial statements. The Company noted no triggering event during the six months ended June 30, 2012, which would give rise to an impairment analysis.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard will not have a material effect on our Consolidated Results of Operations and Financial Condition.

3.  Investments

           Short-term and long-term investments at June 30, 2012 and December 31, 2011 are comprised of municipal bonds with varying maturities and credit risk ratings of A1 and VMIG 1 or greater by various rating agencies. Investments are recorded at fair value based on current market rates and are classified as available-for-sale securities. The current yield on the Company’s municipal bonds at June 30, 2012 was 5.1%. Available-for-sale securities are reported at fair value with changes in the related unrealized gains and losses included in comprehensive (loss) income in the accompanying consolidated financial statements. The cost of securities is determined based on the specific identification method. At June 30, 2012 the cost of the available-for-sale securities approximated their fair value.

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

Batrus & Hollweg, L.C.

On November 14, 2011, the Company entered into a share purchase agreement with Batrus & Hollweg, L.C. (“BHI”), a provider of talent management solutions, primarily in the hospitality sector based in Texas, for a purchase price of approximately $14,656 including cash and contingent consideration. The total cost of the acquisition, including legal, accounting, and other professional fees of $46, was approximately $14,702. At the date of the acquisition, the Company accrued contingent consideration of $5,113, which was subsequently adjusted to $2,534 during the quarter ended June 30, 2012. The adjustment was due in part to a revision of the preliminary earnout calculation totaling $2,355 and a change in the forecasted projections which reduced the earnout by $224. The adjustments were recorded to goodwill and operations, respectively, during the quarter ended June 30, 2012. The Company expects to pay $835 by March 31, 2013 and the remaining $1,699 by March 31, 2014. The contingent consideration is calculated based on the Company’s estimated revenue growth within the hospitality industry. In connection with the acquisition, $1,000 of the cash portion of the purchase price was deposited into an escrow account to cover any claims for indemnification made by the Company against BHI under the acquisition agreement. The escrow agreement will remain in place for approximately eighteen months from the acquisition date, and any funds remaining in the escrow account at the end of the eighteenth month will be distributed to the former stockholders of BHI. The acquisition of BHI will add to the Company's existing research and content portfolio. In addition, it will increase the Company’s presence in the hospitality sector. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible assets acquired allocated to goodwill and intangible assets. The Company is in the process of finalizing its estimate of contingent consideration as it relates to the revenue and profitability forecasts and the overall integration of the BHI product portfolio and its impact on the calculation. During the measurement period and as the forecasts and calculation are finalized, the Company will record adjustments, if necessary. Due to the nature of the acquisition, the goodwill and related intangible assets from the BHI acquisition will be amortized and deducted for tax purposes.

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

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and cash equivalents	$5,128
Accounts receivable	3,827
Prepaid expenses and other current assets	239
Property & equipment	129
Other long-term assets	202
Other intangibles	2,100	1 year
Customer relationships	8,300	15 years
Acquired development	11,300	10 years
Goodwill	25,308	Indefinite

Less: Liabilities assumed
Accounts payable	778
Accrued compensation and benefits	1,009
Accrued other liabilities	473
Notes payable	74
Commissions payable	134
Long-term tax liability	222
Deferred tax liability, net	3,295
Deferred revenue, net	4,319

Total cash purchase price	$46,229

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue	$74,589	$165,625	$139,898
Net loss allocable to common shareholders	$(1,301)	$(5,111)	$(4,579)
Net loss per share—basic and diluted	$(0.05)	$(0.19)	$(0.19)

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Variable Interest Entity

On January 20, 2009, the Company entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China. In conjunction with the agreement, the Company paid $1,337 as an initial equity contribution and to compensate the former owners of R and J, who transferred their existing business into a new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”). The initial payment provided the Company with a 46% ownership interest in the variable interest entity, and a presence in China’s human capital management market. In 2011 and 2010, based upon the preceding year’s operating results for R and J, the Company paid an additional $2,296 and $31, respectively, for an additional 1% ownership interest, for each year, in the variable interest entity. At June 30, 2012, the Company had a 49% ownership interest in the variable interest entity.

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

Pursuant to ASC 480 “Distinguishing Liabilities from Equity” (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”) due to the put rights included in the agreement, the Company has presented the estimated fair value of R and J’s 51% ownership interest and the calculated value of the put right in the variable interest entity amounting to $4,804 and $4,990 at June 30, 2012 and December 31, 2011, respectively, in noncontrolling interest and classified the amount as temporary equity on the consolidated balance sheet.

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

The Company evaluates its goodwill by comparing the fair values of its reporting units, based upon management's estimate of the future discounted cash flows to be generated by the business using level three inputs and comparable company multiples, to their carrying values. These cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to the Company's business based on its knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Management noted no triggering event during the six months ended June 30, 2012, which would give rise to an impairment analysis.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes, foreign currency, and acquisitions for the period ended June 30, 2012, are as follows:

Balance as of December 31, 2011	$43,265
Acquisitions or adjustments:
Quorum (1)	1,135
Ashbourne	72
BHI (2)	(2,460)
OutStart	25,308
Foreign currency	23
Balance as of June 30, 2012	$67,343

(1) Quorum International Holdings Limited (“Quorum”) was acquired by the Company on April 2, 2008. The acquisition agreement included an earnout based upon the gross profit of Quorum for each of the twelve month periods ending June 30, 2009 and June 30, 2010. Based upon the results through June 30, 2010, no earnout was initially thought to be due, however based upon subsequent review, Management and the former owners determined that an earnout was in fact due. The additional consideration of $1,135 was accrued and recorded to goodwill in accordance with permissible acquisition accounting guidelines in the financial statements at March 31, 2012. The Company paid the additional consideration of $1,135 during the quarter ended June 30, 2012.

(2) $2,355 of the adjustment, as described in Footnote 4 – Acquisitions in the Notes to Consolidated Financial Statements, relates to a revision of the preliminary earnout calculation.

7. Intangible Assets

Intangible assets consist of intellectual property, non-compete agreements, customer lists and trademarks. Intellectual property, non-compete agreements and trademarks are amortized on a straight-line basis over their estimated useful lives or contract periods, generally ranging from 3 to 20 years. Customer lists are amortized based on the attrition rate of our customers. The amounts were based, in part, on an analysis of the incremental cash flows expected to be derived from the customer lists using historic retention rates and an appropriate discount rate. Amortization expense related to these intangible assets was $5,838 and $11,216 for the three and six months ended June 30, 2012, respectively, and $3,583 and $7,114 for the three and six months ended June 30, 2011, respectively.

Intangible assets subject to amortization at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)
Customer lists	$81,940	$(23,649)	$58,291	9.4	$71,783	$(17,809)	$53,974	9.6
Intellectual property	37,569	(14,076)	23,493	4.0	26,134	(9,316)	16,818	2.2
Non-compete	1,000	(686)	314	0.5	2,007	(1,546)	461	0.7
Trademarks	2,234	(600)	1,634	5.1	2,232	(411)	1,821	5.6
Fully amortized intangibles	5,406	(5,406)	—	—	4,199	(4,199)	—	—
Total	$128,149	$(44,417)	$83,732	7.6	$106,355	$(33,281)	$73,074	7.4

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows:

Period	Amortization Expense
Remainder of 2012	$11,293
2013	17,185
2014	10,708
2015	8,372
2016	7,255
Thereafter	28,919
Total	$83,732

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

The total R&D spend, comprised of R&D expense and capitalized internal use software for the periods ended June 30, 2012 and 2011 is as follows:

	Six months ended June 30,
	2012	2011
Capitalized internal-use software costs	$10,074	$6,883
Research and development expenses	13,978	9,264
Total capitalized software costs and research and development expenses	$24,052	$16,147

    Amortization of capitalized internal-use software costs was $3,501 and $6,772 for the three and six months ended June 30, 2012 and $2,285 and $4,573 for the three and six months ended June 30, 2011, respectively.

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

A summary of property, equipment and capitalized software and related accumulated depreciation and amortization as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
Equipment	$24,335	$22,543
Software	67,126	52,370
Office furniture and fixtures	3,667	2,754
Leasehold improvements	4,671	3,959
Land	598	628
Building	7,175	7,490
Software in development	4,712	7,992
Total property, equipment and software	112,284	97,736
Less accumulated depreciation and amortization	60,842	51,925
Total property, equipment and software, net of accumulated depreciation and amortization	$51,442	$45,811

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

    Depreciation and amortization expense is excluded from cost of revenues. Equipment and office furniture and fixtures included gross assets under capital leases totaled $3,376 and $2,820 at June 30, 2012 and December 31, 2011, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $5,155 and $10,300 for the three and six months ended June 30, 2012, respectively, and $4,422 and $8,810 for the three and six months ended June 30, 2011, respectively.

10. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Accrued professional fees	$383	$322
Straight line rent accrual	3,801	2,928
Other taxes payable	1,803	1,505
Income taxes payable	5,481	3,436
Other liabilities	3,352	3,385
Contingent purchase price (1)	835	2,394
Total other accrued liabilities	$15,655	$13,970

    (1) Contingent purchase price relates to the earnout provisions for the BHI acquisition for the period ended June 30, 2012, and the Quorum acquisition for the year ended December 31, 2011 (refer to Footnote 4 – Acquisitions and Footnote 6 – Goodwill for additional information.)

11. Line of Credit

On October 20, 2010, the Company entered into a senior secured credit agreement (the “amended credit agreement”) with PNC Bank.  The maximum amount available under the amended credit agreement is $60,000, comprised of a $35,000 revolving facility, including a sublimit of up to $5,000 for letters of credit and a sublimit of up to $2,500 for swing loans (the “Revolving Facility”), and a $25,000 term facility (the “Term Facility”). The Company may request to increase the maximum amount available under the Revolving Facility to $50,000.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. The Company and each of its U.S. subsidiaries are guarantors of the obligations under the amended credit agreement. Borrowings under the amended credit agreement are secured by substantially all of the Company’s assets (including a pledge of the capital stock of our subsidiaries (but limited to only 65% of the voting stock of first-tier foreign subsidiaries)). For the year ended December 31, 2010, the Company recorded $611 in deferred financing costs in connection with its credit agreements. As of June 30, 2012, the Company had outstanding borrowings of $27,500 with an average interest rate of 3.0% in connection with its acquisitions and working capital requirements.

Borrowings under the amended credit agreement are cross-collateralized by a first priority perfected lien on the Company’s assets including, but not limited to, receivables, inventory, equipment, furniture, general intangibles, fixtures, real property and improvements. The amended credit agreement contains various terms and covenants that provide for restrictions on payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with its financial covenants at June 30, 2012.

In March 2011 and October 2010 in connection with borrowings of $25,000 and $10,000 under the Term and Revolver Facilities, the Company entered into three interest rate swap agreements. As of June 30, 2012, the notional amount of these agreements totaled $27,500 with a quarterly weighted fixed interest rate of 1.07%. These swaps are set to expire in October 2013. The Company entered into these swaps to manage fluctuations in cash flows resulting from interest rate risk.

The Company has not designated any of its interest rate swaps as a hedge. The Company records each interest rate swap on its balance sheet at fair market value with the changes in fair value recorded as net gains or loss on change in fair market value of investments, net in its Consolidated Statement of Operations. During the six months ended June 30, 2012 the Company recorded a gain of $41 for the change in the fair value of its interest rate swap.  See Footnote 2 - Summary of Significant Accounting Policies - Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate swap.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

12. Income Taxes

    The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate which does not include the effect of discrete events that may occur during the year. The effect of any discrete events is reflected in the quarter in which the event occurs. The 2012 effective tax rate is higher than the 35% statutory U.S. Federal rate primarily due to losses in jurisdictions where we recorded a valuation allowance.

    On January 1, 2007, we adopted FASB ASC 740, “Income Taxes,” which clarifies the accounting for uncertain income tax positions recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Our policy is to recognize interest and penalties on unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations.  Tax years beginning in 2007 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

    During the period ended June 30, 2012, the valuation allowance increased to $19,902 from $18,211 at December 31, 2011 due primarily to acquired foreign net operating losses. Management continues to believe, based on the weight of available evidence, that it is more likely than not that some of the deferred tax asset will not be realized.

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

Stock and Voting Rights

Undesignated Preferred Stock

The Company has 10,000,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at June 30, 2012 or December 31, 2011. These shares have preferential rights in the event of liquidation and payment of dividends.

Common Stock

At June 30, 2012 and December 31, 2011, the Company had 100,000,000 authorized shares of common stock. Shares of common stock outstanding were 27,387,715 and 27,124,276 at June 30, 2012 and December 31, 2011, respectively. Each share of common stock has one-for-one voting rights.

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

As of June 30, 2012, there were 2,721,191 options to purchase shares of common stock and 273,080 shares of restricted stock and restricted stock units outstanding under the plan. The Company is authorized to issue up to an aggregate of 4,789,841 shares of its common stock under the plan. As of June 30, 2012, a total of 1,795,570 shares of common stock were available for future grants under the plan.

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

The Company records share-based compensation expense in the following categories included in the accompanying consolidated statement of operations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of revenues	$102	$72	$187	$118
Sales and marketing	419	282	710	435
General and administrative	1,740	1,169	3,148	2,006
Research and development	172	136	305	227
Total share-based compensation expense	$2,433	$1,659	$4,350	$2,786

As of June 30, 2012, there was $13,649 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2005 Option Plan. That cost is expected to be recognized over a weighted-average period of 1.49 years.

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

Stock Options

The Company estimates the fair value of stock option awards using the Black-Scholes valuation model. Historically, expected volatility was based upon a weighted average of peer companies and the Company’s stock volatility; however, as of the third quarter ended September 30, 2011, expected volatility has been based solely upon the Company’s stock volatility. The expected life was determined based upon an average of the contractual life and vesting period of the options. The estimated forfeiture rate was based upon an analysis of historical data. The risk-free rate was based on U.S. Treasury zero coupon bond yields for periods commensurate with the expected term at the time of grant.

The following table provides the assumptions used in determining the fair value of service-based stock option awards:

	Six months ended June 30, 2012	Year ended December 31, 2011
Expected volatility	63.31-63.96%	62.85-64.42%
Expected dividends	—	—
Expected term (in years)	3.00 - 6.25	3.00 - 6.25
Risk-free rate	0.44-1.49%	0.71-2.88%

A summary of the activity of stock options under all plans as of June 30, 2012 is presented below:

	Outstanding Options
	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. remaining contractual life in years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	2,865,390	$15.73
Granted	443,996	$28.80
Exercised	(197,320)	$14.99		$2,905
Forfeited or expired	(390,875)	$34.75
Outstanding at June 30, 2012	2,721,191	$15.19	6.37	$37,957
Exercisable at June 30, 2012	1,092,820	$14.26	4.32	$16,297

A summary of the status of the Company’s unvested stock options for the period ended June 30, 2012 is presented below:

Unvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Unvested at December 31, 2011	1,657,618	$6.68
Granted	443,996	$16.78
Vested	(454,368)	$8.08
Forfeited or expired	(18,875)	$12.34
Unvested at June 30, 2012	1,628,371	$8.97

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units is measured based upon the closing price of the Company’s underlying stock as of the date of grant. Restricted stock and restricted stock units are amortized over the vesting period using the straight-line method. Upon vesting, restricted stock units convert into an equivalent number of shares of common stock. A summary of the activity of restricted stock awards and restricted stock units under all plans as of June 30, 2012 is as follows:

	Restricted Stock Units	Restricted Stock Awards	Wtd. Avg. Grant Date Fair Value
Outstanding/unvested balance at December 31, 2011	189,650	7,104	$22.11
Awarded	127,750	6,036	$28.84
Released/vested	(50,206)	(7,104)	$21.67
Forfeited/cancelled	(150)	—	$31.25
Outstanding/unvested balance at June 30, 2012	267,044	6,036	$25.50

Kenexa Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Unaudited (Continued)
(All amounts in thousands, except share and per share data, unless noted otherwise)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the offering date. The Company has granted rights to purchase up to 500,000 common shares to employees under the Plan. The Plan is not considered a compensatory plan in accordance with ASC 718 and requires no compensation expense to be recognized. As of June 30, 2012, there were 351,311 shares available for issuance pursuant to our 2006 Employee Stock Purchase Plan. Shares of our common stock purchased under the employee stock purchase plan were 12,504 and 23,417 for the periods ended June 30, 2012 and December 31, 2011, respectively.

16. Related Party

One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the six months ended June 30, 2012 and 2011, the Company paid Pepper Hamilton LLP $210 and $220, respectively. The payments in 2012 were primarily for work relating to the Company’s acquisition of OutStart and general legal matters. The payments in 2011 were primarily for work relating to the Company’s class action shareholder litigation, acquisitions, credit facility and general legal matters. The amount payable to Pepper Hamilton, LLP as of June 30, 2012 and 2011 was $8 and $285, respectively.

17. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three and six months ended June 30, 2012 and 2011.

	For the three months ended June 30,				For the six months ended June 30,
	2012		2011		2012		2011
Country	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
United States	$60,915	70.6%	$50,412	73.0%	$118,730	72.4%	$94,962	73.6%
United Kingdom	8,965	10.4%	6,336	9.2%	15,952	9.7%	11,497	9.0%
Germany	1,684	2.0%	1,501	2.2%	2,781	1.7%	2,835	2.2%
Other European Countries	4,960	5.7%	4,278	6.2%	9,387	5.7%	7,558	5.8%
Canada	2,744	3.2%	1,637	2.4%	5,623	3.4%	3,232	2.5%
China	2,541	2.9%	2,432	3.5%	4,093	2.5%	3,852	3.0%
Other	4,475	5.2%	2,419	3.5%	7,520	4.6%	5,057	3.9%
Total	$86,284	100.0%	$69,015	100.0%	$164,086	100.0%	$128,993	100.0%

The following table summarizes the distribution of assets by geographic region.

	June 30, 2012		December 31, 2011
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$337,327	81.7%	$338,779	83.5%
United Kingdom	24,633	6.0%	25,207	6.2%
India	8,368	2.0%	8,449	2.1%
New Zealand	8,213	2.0%	7,508	1.9%
China	7,749	1.9%	6,676	1.6%
Germany	11,351	2.7%	5,663	1.4%
Other	15,455	3.7%	13,362	3.3%
Total	$413,096	100.0%	$405,644	100.0%

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

For the three and six months ended June 30, 2012, subscription revenue represented approximately 72% of our total revenue. Our customers typically purchase multi-year subscriptions and during the three and six months ended June 30, 2012 our customers renewed approximately 88% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal for each of those periods. In addition, we recognize subscription revenue ratably over the term of the underlying contract. These aspects of our business model provide us with recurring revenue streams and revenue visibility. We expect non-GAAP subscription revenue will be within a target range of 70% to 75% of our total revenues in 2012.

We market our solutions primarily to organizations with more than 2,000 employees. As of June 30, 2012, we had a global customer base of approximately 8,500 companies across a number of industries, including financial services and banking, manufacturing, government, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including approximately 286 companies on the Fortune 500 list published in May 2012. Our customer base includes companies that we billed for services during the six months ended June 30, 2012 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $41.2 million and $78.5 million, or approximately 48% of our total revenue for the three and six months ended June 30, 2012, respectively.

On November 14, 2011, we entered into a share purchase agreement with BHI, a provider of talent management solutions, primarily in the hospitality sector based in Frisco, Texas for a purchase price of approximately $14.7 million, including legal, accounting, other professional fees and contingent consideration. We have accrued $2.5 million of contingent consideration, based upon our estimated revenue growth within the hospitality industry. We believe the acquisition of BHI, along with their extensive research on talent management best practices, will add to the Company's existing research and content portfolio.

On February 6, 2012, we acquired substantially all of the outstanding capital stock of OutStart, a leading provider of SaaS e-learning solutions and services, based in Boston, Massachusetts, for a purchase price of approximately $46.4 million, including legal, accounting, other professional fees and adjustments for certain working capital accounts as defined in the purchase agreement. The acquisition of OutStart will expand the Company’s reach into the e-learning market and enable Kenexa to provide a broader and deeper suite of talent management solutions. We will integrate OutStart’s Learning Management Suite, which includes award-winning social and mobile learning solutions, with Kenexa’s Global Talent Management solutions including its Performance Management suite.

Sources of Revenue

We derive revenue primarily from two sources: subscription revenue and other revenue.

Subscription revenue

Subscription revenue for our solutions is comprised of subscription fees from customers accessing our on-demand software, proprietary content, outsourcing services and consulting services and from customers purchasing additional support that is not included in the basic license fee. Our customers primarily purchase renewable subscriptions for our solutions. The typical subscription term is one to three years, with some terms extending up to five years or beyond. We generally price our solutions based on the number of software applications and services included and the number of customer employees. Accordingly, subscription fees are generally greater for larger organizations and for those that subscribe to a broader array of software applications and services.

Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. The majority of our subscription agreements are not cancelable for convenience, but our customers have the right to terminate their contracts for cause if we fail to provide the agreed-upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled. For the three and six months ended June 30, 2012 our customers renewed approximately 88% of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal.

Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As of June 30, 2012, deferred revenue increased by $7.6 million, or 8.6%, to $96.4 million from $88.8 million at December 31, 2011. The increase in deferred revenue is a result of the increase in bookings and billings for our products, content and services, sales of multiple arrangements and from certain acquisitions.

Other revenue

We derive other revenue from the sale of discrete consulting services and translation services, as well as from out-of-pocket expenses. The majority of our other revenue is derived from discrete consulting services, which primarily consist of consulting and training services and success fees. This revenue is recognized differently depending on the type of service provided. Refer to “Revenue Recognition” in the Notes to Consolidated Financial Statements for details.

Revenue by geographic region

For the six months ended June 30, 2012, approximately 72.4% of our total revenue was derived from sales in the United States. Foreign revenue that we generated from customers in the United Kingdom, Canada and China represented approximately 9.7%, 3.4% and 2.5% of our total revenue, respectively. Revenue from other countries amounted to an aggregate of 12.0% of our total revenue. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the six months ended June 30, 2012. The percentage of revenue derived from sales in the United States for the six months ended June 30, 2012 decreased slightly compared to the prior year.

Cost of Revenue and Operating Expenses

Cost of revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees and independent contractors who provide consulting or other professional services to our customers. Additionally, our application hosting costs, amortization of third-party license royalty costs and reimbursed expenses are also recorded as cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends, changes in the amount of reimbursed expenses and fluctuations in our customer base. Because cost as a percentage of revenue is higher for professional services than for software products, an increase in the services component of our solutions or an increase in discrete professional services as a percentage of our total revenue would reduce gross profit as a percentage of total revenue. As our revenues increase, we expect our cost of revenue to increase proportionately, subject to pricing pressure related to economic conditions and influenced by the mix of services and software. To the extent new customers are added, we expect that the cost of services as a percentage of revenue will be greater than the cost of services associated with existing customers.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for employees engaged in sales and marketing, including salaries, commissions, and other variable compensation. Travel expenses and costs associated with trade shows, advertising and other marketing efforts and allocated overhead are also included. We expense our sales commissions at the time the related revenue is recognized.

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for our executive, finance and accounting, human resources and administrative personnel. Professional fees, rent and other corporate expenses are also included in general and administrative expense.

Research and Development

Research and development expenses primarily consist of personnel and related costs, including salaries and employee benefits for software engineers, quality assurance engineers, user experience/interface designers, architects, product managers, project managers, HR-related subject matter experts, and management information systems personnel and third-party consultants. Our research and development efforts have been devoted to the development of new products and new features for our existing products. Investments also include further development, partner integrations, and deeper integrations of Kenexa content in support of its integrated talent management strategy.

We continue to enhance our 2x product suite which includes Kenexa 2x Recruit®, Kenexa 2x BrassRing®, Kenexa 2x Perform®, Kenexa 2x Onboard® and Kenexa 2x Mobile® with increased functionality, module touch points, and performance. Newly introduced modules on the 2x platform include Kenexa 2x Assess™ and Kenexa 2x Compensation™. Kenexa will continue to invest in new 2x modules. We believe that Kenexa 2x enables customers to improve productivity, increase cost savings, ensure compliance with corporate and legal mandates, and raise employee engagement.

Depreciation and Amortization

Depreciation costs are related to our capitalized equipment, software, furniture and fixtures, leasehold improvements, and building. Amortization costs are related to our intangible assets.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable and accrued expenses. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates. There have been no material changes during the six months ended June 30, 2012 to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the three months ended June 30,		For the six months end June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred Revenue at the beginning of the period	$96,551	$82,208	$88,837	$76,052
Total invoiced subscriptions during the period	62,098	52,609	120,829	104,968
Deferred revenue from acquisition	-	-	4,319	-
Subscription revenue recognized during the period	(62,213)	(49,867)	(117,549)	(96,070)
Deferred revenue at the end of the period	$96,436	$84,950	$96,436	$84,950

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

The Company’s non-GAAP financial measures as set forth in the tables below may exclude the following:

Deferred revenue associated with acquisition. Deferred revenue consists of the impact of the write down of the deferred revenue associated with purchase accounting for the Salary.com and OutStart acquisitions. This effect is added back because we believe its inclusion provides a more accurate depiction of total revenue arising from these acquisitions.

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

Contingent Consideration. In accordance with ASC 805, Business Combinations, contingent consideration adjustments may result from changes in the preliminary earnout calculation or changes in the forecasted projections. Contingent consideration adjustments are excluded in the non-GAAP financial measures because we believe that such exclusion facilitates comparisons to our historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

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

Kenexa Corporation and Subsidiaries
Reconciliation of GAAP to Non-GAAP Financial Measures
(In thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue and Gross Profit:
GAAP subscription revenue	$62,213	$49,867	$117,549	$96,070
Deferred revenue associated with acquisitions	1,883	2,298	4,157	5,284
Non-GAAP subscription revenue	64,096	52,165	121,706	101,354
Other revenue	24,071	19,148	46,537	32,923
Non-GAAP revenue	$88,167	$71,313	$168,243	$134,277

GAAP cost of revenues	$33,121	$26,867	$65,390	$50,212
Share-based compensation expense	102	72	187	118
Cost of revenue adjustment	102	72	187	118
Non-GAAP gross profit	$55,148	$44,518	$103,040	$84,183

Expenses:
GAAP operating expenses	$53,279	$41,732	$101,834	$81,118
Share-based compensation expense	(2,331)	(1,587)	(4,163)	(2,668)
Amortization of acquired intangibles	(5,838)	(3,583)	(11,216)	(7,114)
Acquisition-related fees	17	(76)	(273)	(159)
BHI contingent consideration adjustment	224	-	224	-
Taleo settlement	-	3,000	-	3,000
Nonrecurring litigation charges	-	(1,416)	-	(1,416)
Total operating expense adjustment	(7,928)	(3,662)	(15,428)	(8,357)
Non-GAAP operating expenses	$45,351	$38,070	$86,406	$72,761

Results:
GAAP (loss) income from operations	$(116)	$416	$(3,138)	$(2,337)
Deferred revenue associated with acquisitions	1,883	2,298	4,157	5,284
Cost of revenue adjustment	102	72	187	118
Operating expense adjustment	7,928	3,662	15,428	8,357
Non-GAAP income from operations	$9,797	$6,448	$16,634	$11,422

Results of Operations

The following table sets forth certain unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. In our Comparison of the three and six months below, we have included two types of tables: period over period changes in income statement line items, and summaries of the key changes in expenses by natural category for each expense line item. Amounts shown are in thousands, except percentages or noted otherwise. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Condensed Consolidated Statement of Operations Data:
Revenues:
Subscription	72.1%	72.3%	71.6%	74.5%
Other	27.9%	27.7%	28.4%	25.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.4%	38.9%	39.9%	38.9%
Gross profit	61.6%	61.1%	60.1%	61.1%

Operating expenses:
Sales and marketing	23.4%	22.7%	23.0%	23.2%
General and administrative	16.8%	19.2%	17.4%	20.1%
Research and development	8.7%	7.0%	8.5%	7.2%
Depreciation and amortization	12.7%	11.6%	13.1%	12.3%
Total operating expenses	61.6%	60.5%	62.0%	62.8%
(Loss) income from operations	0.0%	0.6%	-1.9%	-1.7%
Interest expense, net	-0.4%	-0.5%	-0.4%	-0.6%
Gain (loss) on change in fair market value of investments, net	0.0%	-0.4%	0.0%	-0.2%
Loss before income taxes	-0.4%	-0.3%	-2.3%	-2.5%
Income tax expense	-1.5%	-0.9%	-0.4%	-0.4%
Net loss	-1.9%	-1.2%	-2.7%	-2.9%
(Income) loss allocated to noncontrolling interest	0.0%	-0.2%	0.0%	-0.1%
Accretion associated with variable interest entity	0.0%	-0.9%	0.0%	-0.5%
Net loss allocable to common shareholders'	-1.9%	-2.3%	-2.7%	-3.5%

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Revenues

	For the three months ended June 30,				For the six months ended June 30,
	2012	2011	Change	Percent	2012	2011	Change	Percent
Revenues:
Subscription	$62,213	$49,867	$12,346	24.8%	$117,549	$96,070	$21,479	22.4%
Other	24,071	19,148	4,923	25.7%	46,537	32,923	13,614	41.4%
Total revenues	$86,284	$69,015	$17,269	25.0%	$164,086	$128,993	$35,093	27.2%

Summary of changes in Revenues

    Subscription revenue increased due to large customer wins, successful renewals of existing customers, increased demand across our product and service offerings and from the addition of customers through our acquisitions of Ashbourne in August 2011, BHI in November 2011 and OutStart in February 2012. The increase in other revenue is primarily due to increased success fees received from our recruitment process outsourcing or “RPO” activity which contributed $4.2 million and $11.3 million to the change for the three and six months ended June 30, 2012, respectively. To a lesser extent revenue from discrete professional services, which consist of consulting and training services also contributed to the increase in other revenue compared to the prior year.

We expect our subscription-based and other revenues to continue to increase in 2012 due to the improved business environment for our products, content and service, renewals by existing customers, sales to new customers and new sales of our 2x platform™ and the addition of our learning module obtained with the acquisition of OutStart.

Cost of Revenues

	For the three months ended June 30,				For the six months ended June 30,
	2012	2011	Change	Percent	2012	2011	Change	Percent
Cost of revenues	$33,121	$26,867	$6,254	23.3%	$65,390	$50,212	$15,178	30.2%

Summary of changes in Cost of Revenues

	Change from 2011 to 2012
	Three months ended June 30,	Six months ended June 30,
Employee-related	$6,760	$14,667
Third-party fees	(574)	(212)
Reimbursed expenses	38	655
Share-based compensation	30	68
Total	$6,254	$15,178

Employee-related expenses increased as a result of increased headcount from our acquisitions of Ashbourne in August 2011, BHI in November 2011 and OutStart in February 2012, as well as an increase in compensation costs due to hiring activity necessary to support our new and expanded customers’ demand for our solutions and services and merit pay raises and incentive compensation. The decrease in third-party fees was due to a reduction in non-billable travel and other expenses, hosting fees, job postings and outside consultants related to efficiencies in delivering our solutions to our customers. Share-based compensation expense increased as a result of new long-term incentive awards in the first two quarters of 2012 combined with an overall increasing trend in our stock price in this period. Overall, the combined increased headcount and changes in the mix of other revenue versus subscription revenue increased the cost to deliver our solutions.

We expect cost of revenues to increase in absolute dollars for the remainder of 2012 over the prior year due to increased headcount from our acquisitions and hiring to support increased revenues. We expect cost of revenues to decrease as a percentage of revenues over the course of 2012, compared to the prior year.

Operating Expenses

	For the three months ended June 30,				For the six months ended June 30,
	2012	2011	Change	Percent	2012	2011	Change	Percent
Sales and marketing	$20,207	$15,688	$4,519	28.8%	$37,740	$29,963	$7,777	26.0%
General and administrative	14,533	13,219	1,314	9.9%	28,600	25,967	2,633	10.1%
Research and development	7,546	4,819	2,727	56.6%	13,978	9,264	4,714	50.9%
Depreciation and amortization	10,993	8,006	2,987	37.3%	21,516	15,924	5,592	35.1%
Total	$53,279	$41,732	$11,547	27.7%	$101,834	$81,118	$20,716	25.5%

Summary of changes in Sales and Marketing

	Change from 2011 to 2012
	Three months ended June 30,	Six months ended June 30,
Employee-related	$3,938	$7,277
Marketing	599	401
Share-based compensation	137	275
Various other expenses	(155)	(176)
Total	$4,519	$7,777

Employee-related expenses increased as a result of increased headcount from our acquisitions of BHI in November 2011 and OutStart in February 2012, as well as an increase in compensation costs due to additional hiring to expand our sales and marketing teams, merit pay raises and incentive compensation due to increased sales. Marketing expense increased as a result of continued investment in our branding and marketing campaigns for all products. Share-based compensation expense increased as a result of new long-term incentive awards in the first two quarters of 2012 combined with an overall increasing trend in our stock price in this period. The decrease in other expenses was due to a decrease in bad debt reserve offset by increases in travel and other selling expenses.

Consistent with our past practice, we intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers at levels we deem appropriate given current economic conditions. We expect sales and marketing expense to increase in absolute dollars for the remainder of 2012 due to increased staff expenses and continued investment in our branding and marketing campaigns, while decreasing as a percentage of total revenue, compared to the prior year.

Summary of changes in General and Administrative

	Change from 2011 to 2012
	Three months ended June 30,	Six months ended June 30,
Employee-related	$488	$1,546
Share-based compensation	571	1,143
Software and licenses	180	423
Rent and utility	(113)	(511)
Various other expenses	188	32
Total	$1,314	$2,633

Employee-related expenses increased as a result of increased headcount from our acquisition of OutStart in February 2012, as well as an increase in compensation costs due to additional hiring, merit pay raises and incentive compensation offset by a $224 adjustment relating to the BHI earnout in the second quarter of 2012. Share-based compensation expense increased as a result of new long-term incentive awards in the first two quarters of 2012 combined with an overall increasing trend in our stock price in this period. Software and licenses expense increased due to additional maintenance support and licenses needed to support the increased headcount of our general and administrative teams both internally and from our acquisitions. The decrease in rent and utility expense resulted from the consolidation of offices in London and Waltham, MA. Other expenses increased due to increases in travel expenses, subscriptions and other taxes offset by decreases in repairs and maintenance expense, professional fees, and other corporate expenses.

We expect general and administrative expense to increase in absolute dollars for the remainder of 2012 over the prior year due to continued investments in our infrastructure and our recent acquisitions, while decreasing as a percentage of total revenue, compared to the prior year.

Summary of changes in Research and Development

	Change from 2011 to 2012
	Three months ended June 30,	Six months ended June 30,
Employee-related	$2,199	$3,855
Professional services	452	804
Various other expenses	76	55
Total	2,727	4,714

Employee-related expenses increased as a result of increased headcount from our acquisition of OutStart in February 2012, an increase in compensation costs due to additional hiring to maintain our existing products, merit pay raises and incentive compensation. In addition, costs to further develop and improve feature enhancements not eligible for capitalization contributed to the increase. Professional services increased as a result of additional resources to aid in the development of our products. Other expenses increased due to changes in other R&D costs and share-based compensation expense as a result of new long-term incentive awards in the first two quarters of 2012 combined with an overall increasing trend in our stock price in this period.

As we continue to execute on our strategies, including continuing to develop our 2x platform™, we believe that research and development expenses will increase in absolute dollars and remain constant as a percentage of total revenues for the remainder of 2012, compared to the prior year.

Summary of changes in Depreciation and Amortization

	Change from 2011 to 2012
	Three months ended June 30,	Six months ended June 30,
Depreciation expense	$733	$1,490
Amortization expense	2,254	4,102
Total	$2,987	$5,592

Depreciation expense increased due to increases in software development projects qualifying for capitalization being placed into service during the period, offset by decreases in computer and equipment and purchases in other software. Amortization expense increased due to acquired intangibles from our acquisitions of Salary.com in October 2010, Ashbourne in August 2011, BHI in November 2011 and OutStart in February 2012. As we continue to execute on our strategies including our 2x platform™ and continuing to develop feature enhancements, we believe that depreciation and amortization expenses will increase in absolute dollars and remain constant as a percentage of total revenues for the remainder of 2012, compared to the prior year.

Income Tax Expense

	For the three months ended June 30,				For the six months ended June 30,
	2012	2011	Change	Percent	2012	2011	Change	Percent
Income tax expense	$1,328	$596	$732	122.8%	$660	$570	$90	15.8%

The increase in income tax expense for the quarter ended June 30, 2012 was primarily due to an increase in income in certain foreign tax jurisdictions before tax compared to the prior period. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate and the tax effect of discrete tax events, if any, that occur during each interim period. The 2012 effective tax rate is higher than the 35% statutory U.S. Federal rate primarily due to losses in jurisdictions where we recorded a valuation allowance.

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

Liquidity and Capital Resources

Historically, our primary source of liquidity has been from cash generated from operations, proceeds from equity offerings, and revolving credit facilities. In October 2010, we entered into an amended credit agreement with PNC Bank which provides a maximum amount of $60.0 million, comprised of a $35.0 million revolving facility, including a sublimit of up to $5.0 million for letters of credit and a sublimit of up to $2.5 million for swing loans (the “Revolving Facility”), and a $25.0 million term facility (the “Term Facility”). We may request to increase the maximum amount available under the Revolving Facility to $50.0 million.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. As of June 30, 2012, we had outstanding borrowings of $27.5 million under the amended credit agreement in connection with our acquisitions and to meet our working capital requirements.

As of June 30, 2012, we had cash and cash equivalents of $82.8 million and short-term investments of $6.9 million. In addition, we have $24.5 million available for borrowing under the revolving line of credit. We believe that our current cash and cash equivalents, investments, revolving credit facility and projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

Cash held in foreign denominated currencies was $15.4 million, or 18.6%, of our total cash balance as of June 30, 2012. A ten percent change in the exchange rate of the underlying currencies would have changed our cash balances by approximately $1.5 million.

We calculate our quarterly days sales outstanding (“DSO”) as ending net accounts receivable divided by quarterly net revenues multiplied by 90. For both of the quarters ended June 30, 2012 and 2011, our DSO was 61.

Summary of changes in cash and cash equivalents by activity

	For the six months ended June 30,
	2012	2011	Change	Percent
Cash provided from operations	$18,930	$20,585	$(1,655)	(8.0)%
Cash provided by investing activities	(3,764)	(78,940)	75,176	(95.2)%
Cash provided by financing activities	402	75,676	(75,274)	(99.5)%

Operating Activities

	For the six months ended June 30,
	2012	2011	Change from 2011 to 2012
Net loss	$(4,362)	$(3,955)	$(407)
Non-cash charges to net income
Depreciation and amortization	21,516	15,924	5,592
Share-based compensation expense	4,350	2,786	1,564
Deferred income tax benefit	(1,804)	(961)	(843)
Other non-cash charges to net income	10	989	(979)
Changes in assets and liabilities
Accounts receivable	(2,918)	(3,246)	328
Deferred revenue	3,217	8,389	(5,172)
Other changes in assets and liabilities	(1,079)	659	(1,738)
Net cash provided by operations	$18,930	$20,585	$(1,655)

Net cash provided by operating activities historically has been affected by changes in operating assets and liabilities, and net income (loss) adjusted for add-backs of non-cash expenses items such as depreciation and amortization, and the expense associated with share-based awards. The increase in non-cash charges to net income during 2012 compared to the same period in 2011 is primarily due to the amortization of intangible assets associated with our acquisitions of Salary.com in October 2010, Ashbourne in August 2011, BHI in November 2011 and OutStart in February 2012 and depreciation expense due to software development projects placed in service during the period offset by decreases in computer and equipment and purchases in other software. Additionally, share-based compensation expense resulting from new long-term incentive awards in the first two quarters of 2012 combined with an overall increasing trend in our stock price in this period contributed to the increase over the prior period. Changes in other non-cash charges are due primarily from bad debt recoveries offset for add-backs relating to investments.

Changes in operating assets and liabilities resulted in a net decrease of $0.8 million to operating cash flows in the six months ended June 30, 2012. Changes in account receivable balances fluctuate from period to period, depending on the timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. Changes in deferred revenue fluctuate from the mix of subscription and other billings combined with the timing of billings and recognition of revenue associated with these contracts. Other assets and liabilities reflect changes in prepaid expenses, accounts payable, accrued compensation and other accrued liabilities and fluctuate due to timing of payments and accrual of additional liabilities.

Investing Activities

	For the six months ended June 30,
	2012	2011
Quorum acquisition	$(1,135)	$—
JRA acquisition	—	(6,732)
Talentmine acquisition	—	(2,950)
OutStart acquisition	(41,101)	—
Capitalized software and purchases of computer hardware	(15,604)	(12,097)
Purchases of available-for-sale securities	(1,469)	(57,161)
Sales of available-for-sale securities	55,545	—
Net cash used in investing activities	$(3,764)	$(78,940)

Net cash used in investing activities was $3.8 million and $78.9 million for the six months ended June 30, 2012 and 2011, respectively. Cash used in investing activities in the six months ended June 30, 2012 resulted primarily from $15.6 million in capital expenditures and software development costs, $41.1 million to complete the acquisition of OutStart and $1.1 million was used for the payment of the Quorum earnout, partially offset by net sales of available-for-sale securities of $54.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 totaled $0.4 million and was primarily attributable to net proceeds of $3.3 million from stock option exercises and sales of our common stock issued through our employee stock purchase plan. This was offset by net repayments of our term and revolver loans of $2.5 million and repayments of notes payable and capital leases totaling $0.4 million.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the three and six months ended June 30, 2012, approximately 70.6% and 72.4% of our total revenue was comprised of sales to customers in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% increase in the value of the U.S. dollar during 2012, relative to each currency in which our non-U.S. generated sales are denominated, would have resulted in reduced annual revenues of approximately 3.41% for the three months ended June 30, 2012.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity was a net reduction of $1.0 million during the six months ended June 30, 2012 and $2.0 million during the year ended December 31, 2011, and are included in accumulated other comprehensive loss. The foreign currency translation adjustment is not adjusted for income taxes because it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have had a significant effect on our interest income for the six months ended June 30, 2012.

As of June 30, 2012, we have a $27.5 million loan outstanding with PNC Bank N.A., which we used to partially fund our acquisition of Salary.com in the third quarter of 2010 that is subject to an interest rate swap. This swap effectively changed the variable rate cash flow exposure on the debt obligations to fixed cash flows, thereby eliminating our interest rate risk.

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

No changes in our internal control over financing reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

August 9, 2012
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