Form 10-Q
period 2012-09-30
KENEXA CORP
filed 2012-11-09
CIK 1114714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x  No   ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No   ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐             Accelerated filer ☒            Non-accelerated Filer ☐                 Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ¨   No  x

On November 7, 2012, 27,606,704 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Kenexa Corporation and Subsidiaries

FORM 10-Q

Quarter Ended September 30, 2012

PART 1 FINANCIAL INFORMATION

Item 1:  Financial Statements

Kenexa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,041	$67,459
Short-term investments	6,847	51,807
Accounts receivable, net of allowance for doubtful accounts of $2,848 and $3,045	64,507	52,664
Unbilled receivables	6,577	3,385
Income tax receivable	80	196
Deferred income taxes	5,552	5,477
Prepaid expenses and other current assets	16,523	9,555
Total current assets	157,127	190,543

Long-term investments	-	9,710
Property and equipment, net	23,768	18,632
Software, net	32,507	27,179
Goodwill	67,588	43,265
Intangible assets, net	78,096	73,074
Deferred income taxes, non-current	30,485	35,092
Deferred financing costs, net	130	354
Other long-term assets	9,557	7,795
Total assets	$399,258	$405,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,223	$7,909
Notes payable, current	11	11
Term loan, current	-	5,000
Commissions payable	6,746	3,673
Accrued compensation and benefits	20,004	18,061
Other accrued liabilities	18,885	13,970
Deferred revenue	91,847	81,795
Capital lease obligations	1,195	282
Total current liabilities	147,911	130,701

Revolving credit line and term loan	-	25,000
Capital lease obligations, less current portion	2,852	218
Deferred revenue, less current portion	5,009	7,042
Deferred income taxes	1,236	1,823
Other long-term liabilities	4,066	5,330
Total liabilities	161,074	170,114

Commitments and Contingencies

Temporary equity
Noncontrolling interest	4,855	4,990

Shareholders' equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; issued and outstanding: none	-	-
Common stock, par value $0.01; authorized 100,000,000 shares; shares issued and outstanding: 27,603,010 and 27,124,276, respectively	276	271
Additional paid-in-capital	397,007	385,511
Accumulated deficit	(157,734)	(149,376)
Accumulated other comprehensive loss	(6,220)	(5,866)
Total shareholders' equity	233,329	230,540

Total liabilities and shareholders' equity	$399,258	$405,644

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Subscription	$64,190	$53,462	$181,739	$149,532
Other	26,558	22,241	73,095	55,164
Total revenues	90,748	75,703	254,834	204,696
Cost of revenues	32,580	29,693	97,970	79,905
Gross profit	58,168	46,010	156,864	124,791

Operating expenses:
Sales and marketing	20,474	16,390	58,214	46,353
General and administrative	20,361	15,114	48,961	41,081
Research and development	8,148	4,912	22,126	14,176
Depreciation and amortization	11,247	8,244	32,763	24,168
Total operating expenses	60,230	44,660	162,064	125,778
(Loss) income from operations	(2,062)	1,350	(5,200)	(987)
Interest (income) expense, net	(265)	59	(870)	(725)
(Loss) gain on change in fair market value of investments, net	(19)	(127)	22	(391)
(Loss) gain before income taxes	(2,346)	1,282	(6,048)	(2,103)
Income tax (expense) benefit	(1,869)	(1,602)	(2,529)	(2,172)
Net loss	$(4,215)	$(320)	$(8,577)	$(4,275)
Loss (income) allocated to noncontrolling interest	35	(288)	219	(437)
Accretion associated with variable interest entity	-	(2,507)	-	(3,159)
Net loss allocable to common shareholders'	$(4,180)	$(3,115)	$(8,358)	$(7,871)
Basic and diluted net loss per share	$(0.15)	$(0.12)	$(0.31)	$(0.31)

Weighted average common shares - basic & diluted	27,503,535	27,043,135	27,339,019	25,002,236

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(4,215)	$(320)	$(8,577)	$(4,275)
Loss (income) allocated to noncontrolling interest	35	(288)	219	(437)
Accretion associated with variable interest entity	-	(2,507)	-	(3,159)
Net loss allocable to common shareholders'	$(4,180)	$(3,115)	$(8,358)	$(7,871)
Other
Gain (loss) on currency translation adjustments	640	(1,802)	(354)	(1,083)
Unrealized loss on investments	-	(320)	-	(377)
Comprehensive loss	$(3,540)	$(5,237)	$(8,712)	$(9,331)

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands; except share data)

					Accumulated
					other	Total
	Common Stock		Additional	Accumulated	comprehensive	shareholders'
	Shares	Amount	paid-in-capital	deficit	loss	equity
Balance December 31, 2010	22,900,253	$229	$281,791	$(145,271)	$(3,882)	$132,867
Loss on currency translation adjustments	-	-	-	-	(1,984)	(1,984)
Share-based compensation expense	-	-	6,369	-	-	6,369
APIC pool adjustments	-	-	(344)	-	-	(344)
Stock options exercised	719,052	7	8,920	-	-	8,927
Issuance of restricted shares	7,104	-	-	-	-	-
Vested restricted stock units converted to shares	24,450	-	-	-	-	-
Employee stock purchase plan	23,417	-	545	-	-	545
Income allocated to noncontrolling interest	-	-	-	(234)	-	(234)
Accretion associated with noncontrolling interest (variable interest entity)	-	-	(3,159)	-	-	(3,159)
Public stock offering, net	3,450,000	35	91,389	-	-	91,424
Net loss	-	-	-	(3,871)	-	(3,871)
Balance December 31, 2011	27,124,276	$271	$385,511	$(149,376)	$(5,866)	$230,540
Loss on currency translation adjustments	-	-	-	-	(354)	(354)
Share-based compensation expense	-	-	6,710	-	-	6,710
APIC pool adjustments	-	-	(2,297)	-	-	(2,297)
Stock options exercised	408,125	4	6,626	-	-	6,630
Issuance of restricted shares	6,036	-	-	-	-	-
Vested restricted stock units converted to shares	50,206	1	(1)	-	-	-
Restricted shares withheld for payroll tax payments	(2,627)	-	(76)	-	-	(76)
Employee stock purchase plan	16,994	-	534	-	-	534
Loss allocated to noncontrolling interest	-	-	-	219	-	219
Net loss	-	-	-	(8,577)	-	(8,577)
Balance September 30, 2012 (unaudited)	27,603,010	$276	$397,007	$(157,734)	$(6,220)	$233,329

See notes to consolidated financial statements.

 Kenexa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net loss from operations	$(8,577)	$(4,275)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,763	24,168
Loss on disposal of property and equipment	22	95
Amortization of bond premium	563	-
Realized loss on available-for-sale securities	32	62
Share-based compensation expense	6,710	4,593
Amortization of deferred financing costs	224	159
Bad debt (recoveries) expense, net	(413)	843
Deferred income tax benefit	(1,705)	(546)
Changes in assets and liabilities, net of business combinations
Accounts and unbilled receivables	(10,778)	(10,580)
Prepaid expenses and other current assets	(6,692)	(3,122)
Income taxes receivable	142	(893)
Other long-term assets	(2,004)	3,368
Accounts payable	439	585
Accrued compensation and other accrued liabilities	7,513	6,687
Commissions payable	2,938	339
Deferred revenue	3,475	11,037
Other liabilities	(1,516)	(1,078)
Net cash provided by operating activities	23,136	31,442

Cash flows from investing activities
Capitalized software and purchases of property and equipment	(22,174)	(17,999)
Purchases of available-for-sale securities	(1,469)	(86,076)
Sales of available-for-sale securities	55,545	18,330
Acquisitions, net of cash acquired	(42,236)	(11,520)
Net cash used in investing activities	(10,334)	(97,265)

Cash flows from financing activities
Borrowings under revolving credit line and term loan	-	3,000
Repayments under revolving credit line and term loan	(30,000)	(31,250)
Repayments of notes payable	(74)	(87)
Repayments of capital lease obligations	(335)	(426)
Purchase of additional interest in variable interest entity	-	(229)
Proceeds from common stock issued through Employee Stock Purchase Plan	534	391
Shares authorized, but not issued, to settle employees withholding liability	(76)	-
Net proceeds from option exercises	6,630	8,255
Net proceeds from public offering	-	91,432
Net cash (used in) provided by financing activities	(23,321)	71,086
Effect of exchange rate changes on cash and cash equivalents	101	(136)
Net (decrease) increase in cash and cash equivalents	(10,418)	5,127
Cash and cash equivalents at beginning of period	67,459	52,455
Cash and cash equivalents at end of period	$57,041	$57,582

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$769	$1,168
Income taxes	$2,464	$3,992
Income taxes refunded	$290	$-
Noncash investing and financing activities
Capital lease obligations incurred	$3,882	$568

See notes to consolidated financial statements.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

1. Organization

            Kenexa Corporation and its subsidiaries (collectively the “Company” or “Kenexa”) is a leading provider of software-as-a-service, or SaaS, solutions that enable organizations to more effectively recruit and retain employees. Kenexa’s solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. Kenexa’s software applications are complemented with tailored combinations of proprietary content, outsourcing services and consulting services based on its 25 years of experience assisting customers in addressing their Human Resource (HR) requirements. Together, the software applications, content and services form complete solutions that customers find more effective than the point technology or service solutions available from alternative vendors. The Company believes that these solutions enable its customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the nine months ended September 30, 2012 and 2011 have been made. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for any other interim period. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2011.

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, short and long-term investments, if presented, accounts payable and accrued expenses at September 30, 2012 and December 31, 2011 approximate fair value of these instruments due to their short-term nature.

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

            Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2012, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. Treasury money market fund and its financial assets valued based on Level 2 inputs consisted of municipal bonds.

Foreign Currency Translation

The financial position and operating results of the Company’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting period. The related translation adjustments are reported in the shareholders’ equity section of the balance sheet and resulted in a net reduction in shareholders’ equity of $354 and $1,984 for the period ended September 30, 2012 and for the year ended December 31, 2011, respectively. The foreign currency translation adjustment is not adjusted for income taxes as it relates to an indefinite investment in a non-U.S. subsidiary. Transaction net gains and losses resulting from the Company’s foreign operations resulted in net losses of $316 and $31 for the three and nine months ended September 30, 2012, respectively, and net losses of $492 and $534 for the three and nine months ended September 30, 2011, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of accounts receivable. Credit risk arising from receivables is mitigated by the large number of customers comprising the Company's customer base and their dispersion across various industries. The Company does not require collateral. The customers are concentrated primarily in the Company’s U.S. market area. At September 30, 2012 and December 31, 2011, there were no customers that represented more than 10% of the net accounts receivable balance. The Company’s top 3 customers represented, collectively, approximately 8.5% and 9.0% at September 30, 2012 and December 31, 2011, respectively, of the Company’s net accounts receivable balance. In addition, no one customer individually exceeded 10% of the Company’s revenues. The Company’s top 3 customers represented, collectively, approximately 10.0% of the Company’s total revenues for the three and nine months ended September 30, 2012, and 13.5% and 11.6% for the three and nine months ended September 30, 2011, respectively.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the time of purchase. Cash balances are maintained at several banks. Cash held in fixed term deposits with original maturities of three months or less at the time of purchase totaled $662 at September 30, 2012 and $500 at December 31, 2011. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100 (which has been temporarily increased to $250 through December 31, 2013). Certain operating cash accounts may periodically exceed the FDIC limits.

Cash and cash equivalents in foreign denominated currencies which are held in foreign banks totaled $21,086 and $13,536 and represented 37.0% and 20.1% of our total cash and cash equivalents balance at September 30, 2012 and December 31, 2011, respectively.

Self-Insurance

The Company is self-insured for the majority of its health insurance costs, including claims filed and claims incurred but not reported subject to certain stop loss provisions. The Company estimates the liability based upon management’s judgment and historical experience and records the amount on a gross basis. At September 30, 2012 and December 31, 2011, self-insurance accruals totaled $1,298 and $1,083. There were no stop loss recoveries at September 30, 2012 and December 31, 2011. Management continuously reviews the adequacy of the Company’s stop loss insurance coverage. Material differences may result in the amount and timing of health insurance claims if actual experience differs significantly from management’s estimates.

Long-Lived Assets

The Company evaluates its long-lived assets, including certain identifiable assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company noted no triggering event during the period ended September 30, 2012, which would give rise to an impairment analysis. It is possible that the estimated future cash flows of the asset groupings will be reduced, which may result in an impairment in future periods. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

The Company records expenses billed to customers in accordance with ASC 605-45,  “Revenue Recognition-Principal Agent Considerations,” which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. These items primarily include travel, meals and agency fees. Reimbursed expenses totaled $1,500 and  $4,754 for the three and nine months ended September 30, 2012, respectively, and $1,974 and $4,562 for the three and nine months ended September 30, 2011, respectively.

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

As a result of the variable interest entity commencing in 2009 and its corresponding put option, the Company uses the two-class method of calculating earnings per share as the put feature was issued by the Company and requires adjustments to the carrying value of the noncontrolling interest and the income allocable to common shareholders. There were no common stock equivalents of stock options and restricted stock issued and outstanding included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 since their effect was antidilutive. A summary of the computation for basic and diluted net loss per share is presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss allocable to common shareholders	$(4,180)	$(3,115)	$(8,358)	$(7,871)

Denominator:
Weighted average shares used to compute net loss allocable to common shareholders per common share - basic	27,503,535	27,043,135	27,339,019	25,002,236
Effect of dilutive stock options	—	—	—	—
Weighted average shares used to compute net loss allocable to common shareholders per common share – dilutive	27,503,535	27,043,135	27,339,019	25,002,236

Basic and diluted net loss per share	$(0.15)	$(0.12)	$(0.31)	$(0.31)

Total antidilutive stock options and unvested restricted stock issued and outstanding or granted	442,132	981,276	877,471	943,276

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (revised topic)”. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not materially impact the Company’s consolidated financial statements. The Company noted no triggering event during the nine months ended September 30, 2012, which would give rise to an impairment analysis.

            In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard will not have a material effect on our Consolidated Results of Operations and Financial Condition.

3.  Investments

            Short-term and long-term investments at September 30, 2012 and December 31, 2011 are comprised of municipal bonds with varying maturities and credit risk ratings of A1 and VMIG 1 or greater by various rating agencies. Investments are recorded at fair value based on current market rates and are classified as available-for-sale securities. The current yield on the Company’s municipal bonds at September 30, 2012 was 5.14%. Available-for-sale securities are reported at fair value with changes in the related unrealized gains and losses included in comprehensive loss in the accompanying consolidated financial statements. The cost of securities is determined based on the specific identification method. At September 30, 2012, the cost of the available-for-sale securities approximated their fair value.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

4. Acquisitions

The Ashbourne Group

On August 2, 2011, the Company entered into a share purchase agreement with The Ashbourne Group (“Ashbourne”), a supplier of HR and occupational psychology services based in London, England, for a purchase price of approximately $1,846 in cash. The total cost of the acquisition, including legal, accounting, and other professional fees of $10, was approximately $1,856. The acquisition of Ashbourne provides the Company with valuable assessment, learning and development products based on government competencies and performance standards. The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. Due to the nature of the acquisition, the goodwill and related intangible assets from the Ashbourne acquisition will be amortized and deducted for tax purposes.

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

The acquisition of OutStart expanded the Company’s reach into the e-learning market and enabled Kenexa to provide a broader and deeper suite of talent management solutions. OutStart’s Learning Management Suite, which includes award-winning social and mobile learning solutions, is being integrated with Kenexa’s Global Talent Management solutions including its Performance Management suite.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

OutStart’s results of operations have been included in the Company’s consolidated financial statements beginning on February 6, 2012. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon management’s best estimate of fair value with any excess over the net tangible and intangible assets acquired allocated to goodwill. The value of the deferred tax asset remains open pending the resolution of the value. The fair value of deferred revenue was determined based upon the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin. Customer lists and intellectual property are being amortized over their estimated useful lives. The estimated fair values of the intangible assets are listed below. The valuation of the identified intangibles was determined based upon estimated discounted incremental future cash flow to be received as a result of these intangibles. Goodwill is not amortized but is periodically evaluated for impairment.

Goodwill from the acquisition resulted from our belief that the products developed by OutStart will be complementary to our Kenexa Global Talent Management solution and will help us remain competitive in the talent acquisition market. The Company is evaluating the acquired deferred tax asset and will record adjustments, if necessary.

The purchase price was allocated as follows:

Description	Amount	Amortization period
Assets acquired
Cash and cash equivalents	$5,128
Accounts receivable	3,835
Prepaid expenses and other current assets	239
Property & equipment	129
Other long-term assets	202
Other intangibles	2,100	1 year
Customer relationships	8,300	15 years
Acquired development	11,300	10 years
Goodwill	25,300	Indefinite

Less: Liabilities assumed
Accounts payable	778
Accrued compensation and benefits	1,009
Accrued other liabilities	473
Notes payable	74
Commissions payable	134
Long-term tax liability	222
Deferred tax liability, net	3,295
Deferred revenue, net	4,319

Total cash purchase price	$46,229

Unaudited pro forma results of operations to reflect the acquisition as if it had occurred on the first date of all periods presented are shown below.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenue	$80,933	$256,373	$220,831
Net loss allocable to common shareholders	$(3,022)	$(7,464)	$(7,601)
Net loss per share—basic and diluted	$(0.11)	$(0.27)	$(0.30)

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

5. Variable Interest Entity

On January 20, 2009, the Company entered into an ownership interest transfer agreement (“the agreement”) with Shanghai Runjie Management Consulting Company, (“R and J”) in Shanghai, China. In conjunction with the agreement, the Company paid $1,337 as an initial equity contribution and to compensate the former owners of R and J, who transferred their existing business into a new entity, Shanghai Kenexa Human Resources Consulting Co., Ltd., (the “variable interest entity”). The initial payment provided the Company with a 46% ownership interest in the variable interest entity, and a presence in China’s human capital management market. In 2011 and 2010, based upon the preceding year’s operating results for R and J, the Company paid an additional $2,296 and $31, respectively, for an additional 1% ownership interest, for each year, in the variable interest entity. At September 30, 2012, the Company had a 49% ownership interest in the variable interest entity.

On August 25, 2012, in connection with its pending acquisition by IBM, the Company entered into agreements with R and J and the variable interest entity pursuant to which it will divest its current ownership interest in the variable interest entity. Under the terms of the agreements, the Company will receive approximately $160 in exchange for its ownership interest in the variable interest entity and will pay R and J approximately $6,816 to release and settle all claims and liabilities, including the cancellation of loans from Kenexa to the variable interest entity totaling approximately $1,816. The Equity Interest Transfer Agreement is subject to customary governmental approvals by the Ministry of Commerce of the People’s Republic of China and the State Administration of Industry and Commerce.

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

            Pursuant to ASC 480 “Distinguishing Liabilities from Equity” (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”) due to the put rights included in the agreement, the Company has presented the estimated fair value of R and J’s 51% ownership interest and the calculated value of the put right in the variable interest entity amounting to $4,855 and $4,990 at September 30, 2012 and December 31, 2011, respectively, in noncontrolling interest and classified the amount as temporary equity on the consolidated balance sheet.

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

The Company evaluates its goodwill by comparing the fair values of its reporting units, based upon management's estimate of the future discounted cash flows to be generated by the business using level three inputs and comparable company multiples, to their carrying values. These cash flows consider factors such as future operating income, historical trends, as well as demand and competition. Comparable company multiples are based upon public companies in sectors relevant to the Company's business based on its knowledge of the industry. Changes in the underlying business could affect these estimates, which in turn could affect the recoverability of goodwill. Management noted no triggering event during the nine months ended September 30, 2012, which would give rise to an impairment analysis.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

The changes in the carrying amount of goodwill, which include adjustments for earnouts, taxes, foreign currency, and acquisitions for the period ended September 30, 2012, are as follows:

Balance as of December 31, 2011	$43,265
Acquisitions or adjustments:
Quorum (1)	1,135
BHI (2)	(2,460)
OutStart	25,300
Foreign currency and other	348
Balance as of September 30, 2012	$67,588

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

7. Intangible Assets

Intangible assets consist of intellectual property, non-compete agreements, customer lists and trademarks. Intellectual property, non-compete agreements and trademarks are amortized on a straight-line basis over their estimated useful lives or contract periods, generally ranging from 3 to 20 years. Customer lists are amortized based on the attrition rate of our customers. The amounts were based, in part, on an analysis of the incremental cash flows expected to be derived from the customer lists using historic retention rates and an appropriate discount rate. Amortization expense related to these intangible assets was $5,783 and $16,999 for the three and nine months ended September 30, 2012, respectively, and $3,571 and $10,685 for the three and nine months ended September 30, 2011, respectively.

Intangible assets subject to amortization at September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)
Customer lists	$82,212	$(26,927)	$55,285	9.1	$71,783	$(17,809)	$ 53,974	9.6
Intellectual property	37,612	(16,510)	21,102	3.8	26,134	(9,316)	16,818	2.2
Non-compete	1,000	(843)	157	0.3	2,007	(1,546)	461	0.7
Trademarks	2,251	(699)	1,552	4.8	2,232	(411)	1,821	5.6
Fully amortized intangibles	5,413	(5,413)	—	—	4,199	(4,199)	—	—
Total	$128,488	$(50,392)	$78,096	7.4	$106,355	$(33,281)	$ 73,074	7.4

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows:

Period	Amortization Expense
Remainder of 2012	$5,766
2013	17,217
2014	10,734
2015	8,393
2016	7,267
Thereafter	28,719
Total	$78,096

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

The total R&D spend, comprised of R&D expense and capitalized internal use software for the periods ended September 30, 2012 and 2011 is as follows:

	Nine months ended September 30,
	2012	2011
Capitalized internal-use software costs	$15,482	$11,255
Research and development expenses	22,126	14,176
Total capitalized software costs and research and development expenses	$37,608	$25,431

Amortization of capitalized internal-use software costs was $4,000 and $10,772 for the three and nine months ended September 30, 2012 and $2,540 and $7,113 for the three and nine months ended September 30, 2011, respectively.

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

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

A summary of property, equipment and capitalized software and related accumulated depreciation and amortization as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
Equipment	$28,421	$22,543
Software	69,262	52,370
Office furniture and fixtures	3,885	2,754
Leasehold improvements	4,757	3,959
Land	628	628
Building	7,634	7,490
Software in development	8,157	7,992
Total property, equipment and software	122,744	97,736
Less accumulated depreciation and amortization	66,469	51,925
Total property, equipment and software, net of accumulated depreciation and amortization	$56,275	$45,811

            Depreciation and amortization expense is excluded from cost of revenues. Equipment and office furniture and fixtures included gross assets under capital leases totaled $6,655 and $2,820 at September 30, 2012 and December 31, 2011, respectively. Depreciation and amortization expense, including amortization of assets under capital leases, was $5,463 and $15,763 for the three and nine months ended September 30, 2012, respectively, and $4,673 and $13,483 for the three and nine months ended September 30, 2011, respectively.

10. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
Accrued professional fees	$1,819	$322
Straight line rent accrual	3,858	2,928
Other taxes payable	1,572	1,505
Income taxes payable	6,994	3,436
Other liabilities	3,265	3,385
Contingent purchase price (1)	1,377	2,394
Total other accrued liabilities	$18,885	$13,970

(1)

Contingent purchase price for the period ended September 30, 2012 relates to the earnout provisions for the BHI acquisition. Contingent purchase price for the year ended December 31, 2011 relates to the Quorum acquisition (refer to Footnote 4 – Acquisitions and Footnote 6 – Goodwill for additional information.)

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

11. Line of Credit

On October 20, 2010, the Company entered into a senior secured credit agreement (the “amended credit agreement”) with PNC Bank.  The maximum amount available under the amended credit agreement is $60,000, comprised of a $35,000 revolving facility, including a sublimit of up to $5,000 for letters of credit and a sublimit of up to $2,500 for swing loans (the “Revolving Facility”), and a $25,000 term facility (the “Term Facility”). The Company may request to increase the maximum amount available under the Revolving Facility to $50,000.  The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. The Company and each of its U.S. subsidiaries are guarantors of the obligations under the amended credit agreement. Borrowings under the amended credit agreement are secured by substantially all of the Company’s assets (including a pledge of the capital stock of our subsidiaries (but limited to only 65% of the voting stock of first-tier foreign subsidiaries)). For the year ended December 31, 2010, the Company recorded $611 in deferred financing costs in connection with its credit agreements. On August 27, 2012 the Company paid-off the remaining outstanding borrowings under its term and revolver facilities.

Borrowings under the amended credit agreement are cross-collateralized by a first priority perfected lien on the Company’s assets including, but not limited to, receivables, inventory, equipment, furniture, general intangibles, fixtures, real property and improvements. The amended credit agreement contains various terms and covenants that provide for restrictions on payment of dividends, dispositions of assets, investments and acquisitions and require the Company, among other things, to maintain minimum levels of tangible net worth, net income and fixed charge coverage. The Company was compliant with its financial covenants at September 30, 2012 and had $34,500 available for borrowing under the revolving line of credit.

In March 2011 and October 2010 in connection with borrowings of $25,000 and $10,000 under the Term and Revolver Facilities, the Company entered into three interest rate swap agreements. On August 27, 2012 in connection with the repayment of the term and revolver credit facility, the Company terminated its interest rate swap agreements and incurred a termination fee of approximately $237. In connection with the closing of its acquisition by IBM, the Company’s revolving facility will be terminated and will no longer be in effect.

12. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate which does not include the effect of discrete events that may occur during the year. The effect of any discrete events is reflected in the quarter in which the event occurs. The 2012 effective tax rate is higher than the 35% statutory U.S. Federal rate primarily due to losses in domestic and foreign jurisdictions where we recorded a valuation allowance.

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

During the period ended September 30, 2012, the valuation allowance increased to $19,902 from $18,211 at December 31, 2011 due primarily to domestic net operating losses and acquired foreign net operating losses. Management continues to believe, based on the weight of available evidence, that it is more likely than not that some of the deferred tax asset will not be realized.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

13. Commitments and Contingencies

Litigation

Taleo  Litigation

On June 28, 2011, Kenexa and Taleo Corporation and its subsidiaries (“Taleo”) (together, the “parties”) entered into a settlement agreement and other related documents resolving all outstanding litigations between the parties (“Settlement Agreement”). As a result of the Settlement Agreement, all litigations between the parties have been dismissed with prejudice. The Settlement Agreement also includes a license of certain Kenexa intellectual property to Taleo and a license of certain Taleo intellectual property to Kenexa. A $3,000 net cash settlement to Kenexa for all intellectual property licenses and settlement of litigations was recorded in the second quarter of 2011 as a reduction to legal expenses.

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

Stock and Voting Rights

Undesignated Preferred Stock

The Company has 10,000,000 shares of $0.01 par value undesignated preferred stock authorized, with no shares issued or outstanding at September 30, 2012 or December 31, 2011. These shares have preferential rights in the event of liquidation and payment of dividends.

Common Stock

            At September 30, 2012 and December 31, 2011, the Company had 100,000,000 authorized shares of common stock. Shares of common stock outstanding were 27,603,010 and 27,124,276 at September 30, 2012 and December 31, 2011, respectively. Each share of common stock has one-for-one voting rights.

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

As of September 30, 2012, there were 2,506,561 options to purchase shares of common stock and 273,080 shares of restricted stock and restricted stock units outstanding under the plan. The Company is authorized to issue up to an aggregate of 4,579,036 shares of its common stock under the plan. As of September 30, 2012, a total of 1,799,395 shares of common stock were available for future grants under the plan. Please see note 18 to the consolidated financial statements for a discussion of the treatment of these options and restricted stock upon consummation of the Merger (as defined in that note).

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

The Company records share-based compensation expense in the following categories included in the accompanying consolidated statement of operations:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of revenues	$62	$69	$249	$187
Sales and marketing	451	273	1,161	708
General and administrative	1,657	1,329	4,805	3,335
Research and development	190	136	495	363
Total share-based compensation expense	$2,360	$1,807	$6,710	$4,593

As of September 30, 2012, there was $11,215 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2005 Option Plan. That cost is expected to be recognized over a weighted-average period of 1.45 years.

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

The following table provides the assumptions used in determining the fair value of service-based stock option awards:

Nine months ended September 30, 2012
Expected volatility	63.31-63.96%
Expected dividends	—
Expected term (in years)	3.00 - 6.25
Risk-free rate	0.44-1.49%

A summary of the activity of stock options under all plans as of September 30, 2012 is presented below:

	Outstanding Options
	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. remaining contractual life in years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	2,865,390	$15.73
Granted	443,996	$28.80
Exercised	(408,125)	$16.25		$6,581
Forfeited or expired	(394,700)	$34.67
Outstanding at September 30, 2012	2,506,561	$14.98	6.50	$77,317
Exercisable at September 30, 2012	890,940	$13.58	4.64	$28,736

A summary of the status of the Company’s unvested stock options for the period ended September 30, 2012 is presented below:

Unvested Shares	Shares	Wtd. Avg. Grant Date Fair Value
Unvested at December 31, 2011	1,657,618	$6.68
Granted	443,996	16.78
Vested	(463,493)	8.11
Forfeited or expired	(22,500)	12.90
Unvested at September 30, 2012	1,615,621	$8.96

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units is measured based upon the closing price of the Company’s underlying stock as of the date of grant. Restricted stock and restricted stock units are amortized over the vesting period using the straight-line method. Upon vesting, restricted stock units convert into an equivalent number of shares of common stock. A summary of the activity of restricted stock awards and restricted stock units under all plans as of September 30, 2012 is as follows:

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

	Restricted Stock Units	Restricted Stock Awards	Wtd. Avg. Grant Date Fair Value
Outstanding/unvested balance at December 31, 2011	189,650	7,104	$22.11
Awarded	127,750	6,036	$28.84
Released/vested	(50,206)	(7,104)	$21.67
Forfeited/cancelled	(150)	—	$31.25
Outstanding/unvested balance at September 30, 2012	267,044	6,036	$25.50

Employee Stock Purchase Plan

            The Employee Stock Purchase Plan, which was approved in May 2006, enables substantially all U.S. and foreign employees to purchase shares of our common stock at a 5% discounted offering price off the closing market price of our common stock on the offering date. The Company has granted rights to purchase up to 500,000 common shares to employees under the Plan. The Plan is not considered a compensatory plan in accordance with ASC 718 and requires no compensation expense to be recognized. As of September 30, 2012, there were 346,821 shares available for issuance pursuant to our 2006 Employee Stock Purchase Plan. Shares of our common stock purchased under the employee stock purchase plan were 16,994 and 23,417 for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

16. Related Party

            One of the Company's directors, Barry M. Abelson, is a partner in the law firm of Pepper Hamilton LLP. This firm has represented the Company since 1997. For the nine months ended September 30, 2012 and 2011, the Company paid Pepper Hamilton LLP $259 and $526, respectively. The payments in 2012 were primarily for work relating to the Company’s pending merger with IBM, the acquisition of OutStart and general legal matters. The payments in 2011 were primarily for work relating to the Company’s class action shareholder litigation, acquisitions, credit facility and general legal matters. The amount payable to Pepper Hamilton, LLP as of September 30, 2012 and 2011 was $1,268 and $50, respectively.

17. Geographic Information

The following table summarizes the distribution of revenue by geographic region as determined by billing address for the three and nine months ended September 30, 2012 and 2011.

	For the three months ended September 30,				For the nine months ended September 30,
	2012		2011		2012		2011
Country	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
United States	$63,743	70.2%	$56,235	74.3%	$182,473	71.6%	$151,197	73.9%
United Kingdom	10,113	11.1%	5,715	7.6%	26,065	10.2%	17,212	8.4%
Germany	1,368	1.5%	1,345	1.8%	4,149	1.6%	4,180	2.0%
Other European Countries	5,577	6.2%	4,130	5.4%	14,964	6.0%	11,688	5.8%
Canada	2,976	3.3%	1,989	2.6%	8,599	3.4%	5,221	2.5%
China	2,649	2.9%	2,445	3.2%	6,742	2.6%	6,297	3.1%
Other	4,322	4.8%	3,844	5.1%	11,842	4.6%	8,901	4.3%
Total	$90,748	100.0%	$75,703	100.0%	$254,834	100.0%	$204,696	100.0%

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

The following table summarizes the distribution of assets by geographic region.

	September 30, 2012		December 31, 2011
Country	Assets	Assets as a percentage of total assets	Assets	Assets as a percentage of total assets
United States	$315,939	79.1%	$338,779	83.5%
United Kingdom	28,442	7.1%	25,207	6.2%
India	9,379	2.4%	8,449	2.1%
New Zealand	8,741	2.2%	7,508	1.9%
China	8,159	2.0%	6,676	1.6%
Germany	9,017	2.3%	5,663	1.4%
Other	19,581	4.9%	13,362	3.3%
Total	$399,258	100.0%	$405,644	100.0%

Note 18. Acquisition by IBM

On August 25, 2012, Kenexa entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation (“IBM”) and Jasmine Acquisition Corp. (“Sub”), a wholly owned subsidiary of IBM. Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Sub will merge with and into Kenexa, and Kenexa will become a wholly owned subsidiary of IBM (the “Merger”). If the Merger is completed, Kenexa’s shareholders will be entitled to receive $46.00 in cash (the “Merger Consideration”) for each share of Kenexa’s common stock owned by them as of the date of the Merger.

The consummation of the Merger is subject to certain conditions, including adoption of the Merger Agreement by Kenexa’s shareholders, the continuing accuracy of Kenexa’s and IBM’s respective representations and warranties, and the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as any similar filings that need to be made in foreign jurisdictions. The date for Kenexa’s shareholder meeting to vote on adoption of the Merger Agreement has been scheduled for November 29, 2012.

Kenexa has made representations and warranties related to its business and operations and has agreed to specified covenants in the Merger Agreement, including covenants relating to the conduct of Kenexa’s business between the date of the Merger Agreement and the closing of the Merger, restrictions on solicitation of proposals for alternative transactions, holding a meeting of shareholders for the purposes of voting to adopt the Merger Agreement, governmental filings and approvals and public disclosures. The Merger Agreement contains certain termination rights of IBM and Kenexa and provides that, under specified circumstances, upon the termination of the Merger Agreement, Kenexa will be required to pay IBM a termination fee of $52.0 million and reimburse IBM for up to $5.0 million of expenses it incurred in connection with the transaction.

Under the Merger Agreement, equity awards exercisable or convertible into shares of Kenexa’s common stock will either be cancelled and converted into a right to receive a cash payment or, in some cases, converted into comparable awards for IBM common stock, as described in more detail below.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Subject to any provisions to the contrary in an offer letter between an individual employee of Kenexa and IBM (each such agreement, an “Offer Letter”), stock options to acquire Kenexa’s common stock outstanding and unexercised at the effective time of the Merger will be treated in one of the following manners:

•

Each option that either (i) is vested (or will vest in connection with the Merger), (ii) is held by a non-employee director, consultant or independent contractor of Kenexa or any of its subsidiaries or (iii) has an exercise price per share greater than or equal to the Merger Consideration, will be cancelled at the effective time of the Merger, and the holder thereof will be entitled to receive in consideration for such cancellation a cash payment equal to the product of the number of shares subject to such option and the excess, if any, of the Merger Consideration over the exercise price per share of the option, less applicable tax withholdings.

•

Any option not described above will be converted into an option to acquire, on substantially the same terms and conditions as were applicable to such option prior to the Merger, shares of IBM common stock. The number of shares of IBM common stock underlying such option will be determined by multiplying the number of shares of Kenexa’s common stock underlying such option by an exchange ratio, which is determined by dividing an amount equal to the Merger Consideration by the average closing price of a share of IBM’s common stock on the 20 trading days immediately prior to the closing of the Merger, rounded down to the nearest whole share of IBM’s common stock. The exercise price per share of such converted option will be determined by dividing the exercise price of such option prior to the Merger by the exchange ratio described above, rounded up to the nearest whole cent.

Subject to the terms of any Offer Letter, restricted stock units that are outstanding and unsettled at the effective time of the Merger will be treated in one of the following manners:

•

Each restricted stock unit that either is (i) vested (or will vest in connection with the Merger) or (ii) held by a non-employee director, consultant or independent contractor of Kenexa or any of its subsidiaries will be cancelled at the effective time of the Merger, and the holder thereof will be entitled to receive in consideration for such cancellation a cash payment equal to the product of the number of shares subject to such restricted stock unit and the Merger Consideration, less applicable tax withholdings.

•

Any restricted stock unit not described above will be converted into a restricted stock unit, on substantially the same terms and conditions as were applicable to such restricted stock unit prior to the Merger, with respect to shares of IBM common stock. The number of shares of IBM common stock underlying such restricted stock unit will be determined by multiplying the number of shares of Kenexa’s common stock underlying such restricted stock unit by the exchange ratio described above, rounded down to the nearest whole share of IBM’s common stock.

Each share of restricted stock that is outstanding at the effective time of the Merger will be converted into the right to receive the Merger Consideration.

Under the Merger Agreement, the 2006 Employee Stock Purchase Plan (the “ESPP”) will be terminated no later than the last trading day before the closing of the Merger, and, if the ESPP remains in effect on the last trading day before the closing of the Merger, amounts credited to the accounts of participants in the ESPP will be distributed to such participants as soon as practicable after the closing of the Merger.

Kenexa Corporation and Subsidiaries

Notes to Consolidated Financial Statements - Unaudited (Continued)

(All amounts in thousands, except share and per share data, unless noted otherwise)

Note 19. Subsequent Event

Subsequent to the announcement of the Merger, Kenexa’s board of directors received a letter from a law firm representing an alleged shareholder demanding that we institute a lawsuit on behalf of Kenexa to assert claims that our directors failed to comply with their fiduciary duties in connection with the Merger (the “Demand Letter”).

Kenexa’s board of directors formed a special committee to review, with independent counsel, the claims in the Demand Letter (the “Committee”). On October, 31, 2012, prior to the Committee making any conclusions regarding the allegations in the Demand Letter, the alleged shareholder filed a derivative action and a purported class action complaint in the Court of Common Pleas of Chester County, Pennsylvania, naming Kenexa, the members of our board of directors, IBM, and Sub as defendants (the “Complaint”). The Complaint essentially repeats the claims in the Demand Letter and generally alleges that, in connection with approving the Merger, our directors breached their fiduciary duties owed to Kenexa, and that IBM knowingly acted in concert with our directors in their breaches of their fiduciary duties. The Complaint seeks, among other things, certification of the case as a class action, an injunction against the consummation of the transaction, a judgment against the defendants for damages, and an award of fees, expenses and costs to plaintiffs and their attorneys.

Since the filing of the Complaint, the Committee concluded its review and investigation of the Demand Letter and also reviewed the Complaint and has adopted a report that concludes that there is no evidence to support the allegations against the board members made by the alleged shareholder in either the Demand Letter or the Complaint and that pursuing the claims would not be in the best interest of the Company or its Shareholders. The Company and the directors intend to vigorously defend the allegations contained in the Complaint.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These forward-looking statements include, but are not limited to, plans, objectives, expectations and intentions and other statements contained herein that are not historical facts and statements identified by words such as “expects,” “anticipates,” “will,” “intends,” “plans,” “believes,” “seeks,” “estimates” or words of similar meaning. These statements may contain, among other things, guidance as to future revenue and earnings, operations, prospects of the business generally, intellectual property and the development of products. These statements are based on our current beliefs or expectations and are inherently subject to various risks and uncertainties, including risks related to the pending and consummation of our proposed acquisition by IBM, as well as those risks set forth under the caption “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission, as amended and supplemented under the caption “Risk Factors” in our subsequent Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors, our ability to implement business and acquisition strategies or to complete or integrate acquisitions. We do not undertake any obligation to update any forward-looking statements contained herein as a result of new information, future events or otherwise. References herein to “Kenexa,” “we,” “our,” and “us” collectively refer to Kenexa Corporation, a Pennsylvania corporation, and all of its direct and indirect U.S., U.K., Canada, India, and other foreign subsidiaries.

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions that enable organizations to more effectively recruit, retain and develop employees. Our solutions are built around a suite of easily configurable software applications that automate talent acquisition and employee performance management best practices. We complement our software applications with tailored combinations of proprietary content, outsourcing services and consulting services based on our 25 years of experience assisting customers in addressing their Human Resource (HR) requirements. Together, our software applications, content and services form complete solutions that our customers find more effective than the point technology or service solutions available from other vendors. We believe that these solutions enable our customers to improve the effectiveness of their talent acquisition programs, increase employee productivity and retention, measure key HR metrics and make their talent acquisition and employee performance management programs more efficient.

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

For the three and nine months ended September 30, 2012, subscription revenue represented approximately 71% of our total revenue. Our customers typically purchase multi-year subscriptions, and during the three and nine months ended September 30, 2012 our customers renewed approximately 92% and 89%, respectively, of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal for each of those periods. In addition, we recognize subscription revenue ratably over the term of the underlying contract. These aspects of our business model provide us with recurring revenue streams and revenue visibility. We expect non-GAAP subscription revenue will be within a target range of 70% to 75% of our total revenues in 2012.

We market our solutions primarily to organizations with more than 2,000 employees. As of June 30, 2012, we had a global customer base of approximately 8,500 companies across a number of industries, including financial services and banking, manufacturing, government, life sciences, biotechnology and pharmaceuticals, retail, healthcare, hospitality, call centers, and education, including approximately 286 companies on the Fortune 500 list published in May 2012. Our customer base includes companies that we billed for services during the nine months ended September 30, 2012 and does not necessarily indicate an ongoing relationship with each such customer. Our top 80 customers contributed approximately $43.2 million and $119.0 million, or approximately 47.6% and 46.7% of our total revenue for the three and nine months ended September 30, 2012, respectively.

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

On August 25, 2012, Kenexa entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation (“IBM”) and Jasmine Acquisition Corp. (“Sub”), a wholly owned subsidiary of IBM. Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Sub will merge with and into Kenexa, and Kenexa will become a wholly owned subsidiary of IBM (the “Merger”). If the Merger is completed, Kenexa’s shareholders will be entitled to receive $46.00 in cash (the “Merger Consideration”) for each share of Kenexa’s common stock owned by them as of the date of the Merger. The consummation of the Merger is subject to certain conditions, including adoption of the Merger Agreement by Kenexa’s shareholders, the continuing accuracy of Kenexa’s and IBM’s respective representations and warranties, and the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as any similar filings that need to be made in foreign jurisdictions. The date for Kenexa’s shareholder meeting to vote on adoption of the Merger Agreement has been scheduled for November 29, 2012.

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

Consistent with our historical practices, revenue derived from subscription fees is recognized ratably over the term of the subscription agreement. We generally invoice our customers in advance in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. The majority of our subscription agreements are not cancelable for convenience, but our customers have the right to terminate their contracts for cause if we fail to provide the agreed-upon services or otherwise breach the agreement. A customer does not generally have a right to a refund of any advance payments if the contract is cancelled. For the three and nine months ended September 30, 2012 our customers renewed approximately 92% and 89%, respectively, of the aggregate value of multi-year subscriptions for our on-demand talent acquisition and performance management solution contracts subject to renewal.

Amounts that have been invoiced are recorded in accounts receivable prior to the receipt of payment and in deferred revenue to the extent revenue recognition criteria have not been met. As of September 30, 2012, deferred revenue increased by $8.0 million, or 9.0%, to $96.8 million from $88.8 million at December 31, 2011. The increase in deferred revenue is a result of the increase in bookings and billings for our products, content and services, sales of multiple arrangements and from certain acquisitions.

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

Revenue by geographic region

For the nine months ended September 30, 2012, approximately 71.6% of our total revenue was derived from sales in the United States. Foreign revenue that we generated from customers in the United Kingdom, Canada and China represented approximately 10.2%, 3.4% and 2.6% of our total revenue, respectively. Revenue from other countries amounted to an aggregate of 12.2% of our total revenue. Other than the countries listed, no other country represented more than 2.0% of our total revenue for the nine months ended September 30, 2012. The percentage of revenue derived from sales in the United States for the nine months ended September 30, 2012 decreased slightly compared to the prior year.

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

We continue to enhance our 2x product suite which includes Kenexa 2x Recruit®, Kenexa 2x BrassRing®, Kenexa 2x Perform®, Kenexa 2x Onboard® and Kenexa 2x Mobile®, Kenexa 2x Assess™ and Kenexa 2x Compensation™ with increased functionality, module touch points, and performance. Kenexa is beginning work to integrate its learning solutions to be tightly integrated with the 2x suite. Kenexa will continue to invest in new 2x modules. We believe that Kenexa 2x enables customers to improve productivity, increase cost savings, ensure compliance with corporate and legal mandates, and raise employee engagement.

Depreciation and Amortization

Depreciation costs are related to our capitalized equipment, software, furniture and fixtures, leasehold improvements, and building. Amortization costs are related to our intangible assets.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable and accrued expenses. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates. There have been no material changes during the nine months ended September 30, 2012 to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table reconciles beginning and ending deferred revenue for each of the periods shown:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred Revenue at the beginning of the period	$96,436	$84,950	$88,837	$76,052
Total invoiced subscriptions during the period	64,610	55,843	185,439	160,811
Deferred revenue from acquisition	-	-	4,319	-
Subscription revenue recognized during the period	(64,190)	(53,462)	(181,739)	(149,532)
Deferred revenue at the end of the period	$96,856	$87,331	$96,856	$87,331

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

Kenexa Corporation and Subsidiaries
Reconciliation of GAAP to Non-GAAP Financial Measures
(In thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue and Gross Profit:
GAAP subscription revenue	$64,190	$53,462	$181,739	$149,532
Deferred revenue associated with acquisitions	1,329	1,525	5,485	6,809
Non-GAAP subscription revenue	65,519	54,987	187,224	156,341
Other revenue	26,558	22,241	73,095	55,164
Non-GAAP revenue	$92,077	$77,228	$260,319	$211,505

GAAP cost of revenues	$32,580	$29,693	$97,970	$79,905
Share-based compensation expense	62	69	249	187
Cost of revenue adjustment	62	69	249	187
Non-GAAP gross profit	$59,559	$47,604	$162,598	$131,787

Expenses:
GAAP operating expenses	$60,230	$44,660	$162,064	$125,778
Share-based compensation expense	(2,298)	(1,738)	(6,461)	(4,406)
Amortization of acquired intangibles	(5,783)	(3,571)	(16,999)	(10,685)
Acquisition-related fees	(4,686)	-	(4,959)	(159)
BHI contingent consideration adjustment	-	-	224	-
Taleo settlement	-	-	-	3,000
Nonrecurring litigation charges	-	-	-	(1,416)
Total operating expense adjustment	(12,767)	(5,309)	(28,195)	(13,666)
Non-GAAP operating expenses	$47,463	$39,351	$133,869	$112,112

Results:
GAAP (loss) income from operations	$(2,062)	$1,350	$(5,200)	$(987)
Deferred revenue associated with acquisitions	1,329	1,525	5,485	6,809
Cost of revenue adjustment	62	69	249	187
Operating expense adjustment	12,767	5,309	28,195	13,666
Non-GAAP income from operations	$12,096	$8,253	$28,729	$19,675

Results of Operations

The following table sets forth certain unaudited condensed consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated. In our Comparison of the three and six months below, we have included two types of tables: period over period changes in income statement line items, and summaries of the key changes in expenses by natural category for each expense line item. Amounts shown are in thousands, except percentages. Period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication of future performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Condensed Consolidated Statement of Operations Data:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Subscription	70.7%	70.6%	71.3%	73.1%
Other	29.3%	29.4%	28.7%	26.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.9%	39.2%	38.4%	39.0%
Gross profit	64.1%	60.8%	61.6%	61.0%

Operating expenses:
Sales and marketing	22.6%	21.7%	22.8%	22.6%
General and administrative	22.4%	20.0%	19.2%	20.1%
Research and development	9.0%	6.5%	8.7%	6.9%
Depreciation and amortization	12.4%	10.9%	12.9%	11.8%
Total operating expenses	66.4%	59.1%	63.6%	61.4%
(Loss) income from operations	-2.3%	1.7%	-2.0%	-0.4%
Interest (income) expense, net	-0.3%	0.1%	-0.3%	-0.4%
(Loss) gain on change in fair market value of investments, net	0.0%	-0.1%	0.0%	-0.2%
(Loss) gain before income taxes	-2.6%	1.7%	-2.3%	-1.0%
Income tax (expense) benefit	-2.1%	-2.1%	-1.0%	-1.1%
Net loss	-4.7%	-0.4%	-3.3%	-2.1%
Loss (income) allocated to noncontrolling interest	0.0%	-0.4%	0.1%	-0.2%
Accretion associated with variable interest entity	0.0%	-3.3%	0.0%	-1.5%
Net loss allocable to common shareholders'	-4.7%	-4.1%	-3.2%	-3.8%

Comparison of the Three and Nine months ended September 30, 2012 and 2011

Revenues

	For the three months ended September 30,				For the nine months ended September 30,
	2012	2011	Change	Percent	2012	2011	Change	Percent
Revenues:
Subscription	$64,190	$53,462	$10,728	20.1%	$181,739	$149,532	$32,207	21.5%
Other	26,558	22,241	4,317	19.4%	73,095	55,164	17,931	32.5%
Total revenues	$90,748	$75,703	$15,045	19.9%	$254,834	$204,696	$50,138	24.5%

Summary of changes in Revenues

Subscription revenue increased due to large customer wins, successful renewals of existing customers, increased demand across our product and service offerings and from the addition of customers through our acquisitions of Ashbourne in August 2011, BHI in November 2011 and Outstart in February 2012. The increase in other revenue is primarily due to increased success fees received from our recruitment process outsourcing or “RPO” activity, which contributed $1.8 million and $13.1 million to the change for the three and nine months ended September 30, 2012, respectively, compared to the prior year. To a lesser extent, revenue from discrete professional services, which consist of consulting and training services, also contributed to the increase in other revenue.

We expect our subscription-based and other revenues to continue to increase in 2012 due to the improved business environment for our products, content and service, renewals by existing customers, sales to new customers and new sales of our 2x platform™ and the addition of our learning module obtained with the acquisition of OutStart.

Cost of Revenues

	For the three months ended September 30,				For the nine months ended September 30,
	2012	2011	Change	Percent	2012	2011	Change	Percent

Cost of revenues	$32,580	$29,693	$2,887	9.7%	$97,970	$79,905	$18,065	22.6%

Summary of changes in Cost of Revenues

	Change from 2011 to 2012
	Three months ended	Nine months ended
	September 30,	September 30,

Employee-related	$3,387	$18,054
Third-party fees	(46)	(258)
Reimbursed expenses	(447)	208
Share-based compensation	(7)	61
	$2,887	$18,065

Employee-related expenses increased as a result of an increase in compensation costs due to hiring activity necessary to support our new and expanded customers’ demand for our solutions and services and merit pay raises and incentive compensation, as well as increased headcount from our acquisitions of Ashbourne in August 2011, BHI in November 2011 and OutStart in February 2012. The decrease in third-party fees for the three months ended September 30, 2012, was due to reduced non-billable travel and other expenses, job postings and outside consultants as we replaced third party implementation consultants with internal resources. The increase in share-based compensation expense for the nine months ended September 30, 2012 resulting from the issuance of new long-term incentive awards in the first two quarters of 2012 combined with an overall increasing trend in our stock price in this period was off-set in part by the full amortization for prior year’s grants which contributed to the overall decrease for the three months ended September 30, 2012. Overall, the combined increased headcount and changes in the mix of other revenue versus subscription revenue increased the cost to deliver our solutions in absolute dollars but decreased as a percentage of revenues.

We expect cost of revenues to increase in absolute dollars for the remainder of 2012 over the prior year due to increased headcount from our acquisitions and hiring to support increased revenues. We expect cost of revenues to continue to decrease as a percentage of revenues over the course of 2012, compared to the prior year.

Operating Expenses

	For the three months ended September 30,				For the nine months ended September 30,
	2012	2011	Change	Percent	2012	2011	Change	Percent

Sales and marketing	$20,474	$16,390	$4,084	24.9%	$58,214	$46,353	$11,861	25.6%
General and administrative	20,361	15,114	5,247	34.7%	48,961	41,081	7,880	19.2%
Research and development	8,148	4,912	3,236	65.9%	22,126	14,176	7,950	56.1%
Depreciation and amortization	11,247	8,244	3,003	36.4%	32,763	24,168	8,595	35.6%
Total	$60,230	$44,660	$15,570	34.9%	$162,064	$125,778	$36,286	28.8%

Summary of changes in Sales and Marketing

	Change from 2011 to 2012
	Three months ended	Nine months ended
	September 30,	September 30,

Employee-related	$2,737	$10,014
Marketing	424	825
Share-based compensation	178	453
Various other expenses	745	569
	$4,084	$11,861

Employee-related expenses increased as a result of an increase in compensation costs due to additional hiring to expand our sales and marketing teams, merit pay raises and incentive compensation due to increased sales, as well as headcount from our acquisitions of Ashbourne in August 2011, BHI in November 2011 and OutStart in February 2012. Marketing expense increased as a result of continued investment in our branding and marketing campaigns for all products and timing of various marketing events, including the World Conference versus the prior year. Share-based compensation expense increased as a result of long-term incentive awards issued in the first two quarters of 2012 combined with an overall increasing trend in our stock price in this period. The increase in other expenses was due to increases in travel, bad debt reserve and third-party consultant expenses.

Consistent with our past practice, we intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers at levels we deem appropriate given current economic conditions. We expect sales and marketing expense to increase in absolute dollars for the remainder of 2012 due to increased staff expenses and continued investment in our branding and marketing campaigns, and remain constant as a percentage of total revenue, compared to the prior year.

Summary of changes in General and Administrative

	Change from 2011 to 2012
	Three months ended	Nine months ended
	September 30,	September 30,

Employee-related	$640	$2,186
Share-based compensation	328	1,471
Professional fees	3,569	3,537
Software and licenses	(97)	326
Rent and utility	494	(17)
Various other expenses	313	377
	$5,247	$7,880

For the three months ended September 30, 2012, employee-related expenses increased as a result of an increase in compensation costs due to additional hiring, as well as increased headcount from our acquisitions of Ashbourne in August 2011, BHI in November 2011 and OutStart in February 2012. Share-based compensation expense increased as a result of long-term incentive awards issued in the first two quarters of 2012 combined with an overall increasing trend in our stock price in this period. Professional fees primarily increased due to the pending merger with IBM. Software and licenses expense decreased due to the full amortization of prior years’ licenses offset by additional maintenance support and licenses needed to support the increased headcount of our general and administrative teams both internally and from our acquisitions. The increase in rent and utility expense resulted from the BHI and OutStart acquisitions and increased telecommunication costs in connection with the pending IBM merger, offset in part by the consolidation of offices in London and Waltham, MA. Other expenses increased due to increases in travel expenses, subscriptions and other taxes offset by decreases in repairs and maintenance expense, and other corporate expenses.

For the nine month ended September 30, 2012, employee-related expenses increased as a result of an increase in compensation costs due to additional hiring, merit pay raises and incentive compensation offset by a $224 adjustment relating to the BHI earnout, as well as increased headcount from our acquisitions of Ashbourne in August 2011, BHI in November 2011 and OutStart in February 2012. Share-based compensation expense increased as a result of long-term incentive awards issued in the first two quarters of 2012 combined with an overall increasing trend in our stock price in this period. Professional fees primarily increased due to the pending merger with IBM. Software and licenses expense increased due to additional maintenance support and licenses needed to support the increased headcount of our general and administrative teams both internally and from our acquisitions, offset in part from the full amortization of prior years’ licenses. The decrease in rent and utility expense resulted from the consolidation of offices in London and Waltham, MA offset in part by increases in rent and utility expense resulting from the BHI and OutStart acquisitions and increased telecommunication costs in connection with the pending IBM merger. Other expenses increased due to increases in travel expenses, subscriptions and other taxes offset by decreases in repairs and maintenance expense, and other corporate expenses.

We expect general and administrative expense to increase in absolute dollars for the remainder of 2012 over the prior year due to continued investments in our infrastructure and our recent acquisitions, while decreasing as a percentage of total revenue, compared to the prior year.

Summary of changes in Research and Development

	Change from 2011 to 2012
	Three months ended	Nine months ended
	September 30,	September 30,

Employee-related	$2,739	$6,594
Professional services	432	1,236
Various other expenses	65	120
	$3,236	$7,950

Employee-related expenses increased as a result of an increase in compensation costs due to additional hiring to maintain our existing products, merit pay raises and incentive compensation. In addition, costs to further develop and improve feature enhancements not eligible for capitalization contributed to the increase. Professional services increased as a result of additional resources to aid in the development of our products. Other expenses increased due to increases in other R&D costs and share-based compensation expense as a result of long-term incentive awards issued in the first two quarters of 2012 combined with an overall increasing trend in our stock price in this period.

As we continue to execute on our strategies, including continuing to develop our 2x platform™, we believe that research and development expenses will increase in absolute dollars and remain constant as a percentage of total revenues for the remainder of 2012, compared to the prior year.

Summary of changes in Depreciation and Amortization

	Change from 2011 to 2012
	Three months ended	Nine months ended
	September 30,	September 30,

Depreciation expense	$790	$2,280
Amortization expense	2,213	6,315
	$3,003	$8,595

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

Income Tax Expense

	For the three months ended September 30,				For the nine months ended September 30,
	2012	2011	Change	Percent	2012	2011	Change	Percent

Income tax expense	$1,869	$1,602	$267	16.7%	$2,529	$2,172	$357	16.4%

The increase in income tax expense for the three months ended September 30, 2012 was primarily due to an increase in income in certain foreign tax jurisdictions before tax compared to the prior period. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate and the tax effect of discrete tax events, if any, that occur during each interim period. The 2012 effective tax rate is higher than the 35% statutory U.S. Federal rate primarily due to losses in domestic and foreign jurisdictions where we recorded a valuation allowance.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been from cash generated from operations, proceeds from equity offerings, and revolving credit facilities. In October 2010, we entered into an amended credit agreement with PNC Bank which provides a maximum amount of $60.0 million, comprised of a $35.0 million revolving facility, including a sublimit of up to $5.0 million for letters of credit and a sublimit of up to $2.5 million for swing loans (the “Revolving Facility”), and a $25.0 million term facility (the “Term Facility”). We may request to increase the maximum amount available under the Revolving Facility to $50.0 million. The amended credit agreement will terminate, and all borrowings will become due and payable, on October 19, 2013. On August 27, 2012 we paid-off all outstanding balances under the term and revolver facilities, and expect to terminate such facilities in connection with the closing of the Merger.

As of September 30, 2012, we had cash and cash equivalents of $57.0 million and short-term investments of $6.8 million. In addition, we have $34.5 million available for borrowing under the revolving line of credit. We believe that our current cash and cash equivalents, investments, revolving credit facility and projected cash from operations will be sufficient to meet our liquidity needs for at least the next twelve months.

Cash held in foreign denominated currencies was $21.1 million, or 37.0%, of our total cash balance as of September 30, 2012. A ten percent change in the exchange rate of the underlying currencies would have changed our cash balances by approximately $2.1 million.

We calculate our quarterly days sales outstanding (“DSO”) as ending net accounts receivable divided by quarterly net revenues multiplied by 90. For the quarters ended September 30, 2012 and 2011, our DSO was 64 and 65, respectively.

Summary of changes in cash and cash equivalents by activity

	For the nine months ended September 30,
	2012	2011	Change	Percent

Cash provided by operations	$23,136	$31,442	$(8,306)	(26.4)%
Cash used in investing activities	(10,334)	(97,265)	86,931	89.4%
Cash (used in) provided by financing activities	(23,321)	71,086	(94,407)	(132.8)%

Operating Activities

	For the nine months ended September 30,
	2012	2011	Change from 2011 to 2012
Net loss	$(8,577)	$(4,275)	$(4,302)
Non-cash charges to net income
Depreciation and amortization	32,763	24,168	8,595
Share-based compensation expense	6,710	4,593	2,117
Deferred income tax benefit	(1,705)	(546)	(1,159)
Other non-cash charges to net income	428	1,159	(731)
Changes in assets and liabilities
Accounts receivable	(10,778)	(10,580)	(198)
Deferred revenue	3,475	11,037	(7,562)
Other changes in assets and liabilities	820	5,886	(5,066)
Net cash provided by operations	$23,136	$31,442	$(8,306)

Net cash provided by operating activities historically has been affected by changes in operating assets and liabilities, and net income (loss) adjusted for add-backs of non-cash expenses items such as depreciation and amortization, and the expense associated with share-based awards. The increase in non-cash charges to net income during 2012 compared to the same period in 2011 is primarily due to the amortization of intangible assets associated with our acquisitions of Salary.com in October 2010, Ashbourne in August 2011, BHI in November 2011 and OutStart in February 2012 and depreciation expense due to software development projects placed in service during the period offset by decreases in computer and equipment and purchases in other software. Additionally, share-based compensation expense resulting from long-term incentive awards issued in the first two quarters of 2012 combined with an overall increasing trend in our stock price in this period contributed to the increase over the prior period. Changes in other non-cash charges are due primarily from bad debt recoveries offset for add-backs relating to investments.

Changes in operating assets and liabilities resulted in a net decrease of $12.8 million to operating cash flows in the nine months ended September 30, 2012 compared to the same period in 2011. Changes in account receivable balances fluctuate from period to period, depending on the timing of sales and billing activity, cash collections, and changes to our allowance for doubtful accounts. Changes in deferred revenue fluctuate from the mix of subscription and other billings combined with the timing of billings and recognition of revenue associated with these contracts. Other assets and liabilities reflect changes in prepaid expenses, accounts payable, accrued compensation and other accrued liabilities and fluctuate due to timing of payments and accrual of additional liabilities.

Investing Activities

	For the nine months ended September 30,
	2012	2011
Quorum acquisition	$(1,135)	$—
JRA acquisition	—	(6,732)
Talentmine acquisition	—	(2,950)
Ashbourne acquisition	—	(1,838)
OutStart acquisition	(41,101)	—
Capitalized software and purchases of computer hardware	(22,174)	(17,999)
Purchases of available-for-sale securities	(1,469)	(86,076)
Sales of available-for-sale securities	55,545	18,330
Net cash used in investing activities	$(10,334)	$(97,265)

Net cash used in investing activities was $10.3 million and $97.3 million for the nine months ended September 30, 2012 and 2011, respectively. Cash used in investing activities in the nine months ended September 30, 2012 resulted primarily from $22.2 million in capital expenditures and software development costs, $41.1 million to complete the acquisition of OutStart and $1.1 million was used for the payment of the Quorum earnout, partially offset by net sales of available-for-sale securities of $54.1 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 totaled $23.3 million and net cash provided by financing activities for the nine months ended September 30, 2011 totaled $71.1 million. Net cash used in financing activities for the nine months ended September 30, 2012 resulted primarily from net proceeds of $7.1 million from stock option exercises and sales of our common stock issued through our employee stock purchase plan. This was offset by net repayments of our term and revolver loans of $30.0 million and repayments of notes payable and capital leases totaling $0.4 million.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

For the three and nine months ended September 30, 2012, approximately 70.2% and 71.6% of our total revenue was comprised of sales to customers in the United States. A key component of our business strategy is to expand our international sales efforts, which will expose us to foreign currency exchange rate fluctuations. A 10% increase in the value of the U.S. dollar during 2012, relative to each currency in which our non-U.S. generated sales are denominated, would have resulted in reduced annual revenues of approximately 4.65% for the three months ended September 30, 2012.

The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenue and expenses are translated at average rates of exchange to the U.S. dollar during the period. The related translation adjustments to shareholders’ equity was a net reduction of $0.4 million during the nine months ended September 30, 2012 and $2.0 million during the year ended December 31, 2011, and are included in accumulated other comprehensive loss. The foreign currency translation adjustment is not adjusted for income taxes because it relates to an indefinite investment in a non-U.S. subsidiary.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. Our cash equivalents, which consist solely of money market funds, are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. We believe that a 10% change in interest rates would not have had a significant effect on our interest income for the nine months ended September 30, 2012.

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in claims which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, could have a material adverse effect on our business, financial condition and operating results. Furthermore, the Company believes that the litigation matters described above in Footnote 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements, due to their current state are neither probable nor reasonably estimable at the time of filing.

Subsequent to the announcement of the Merger, Kenexa’s board of directors received a letter from a law firm representing an alleged shareholder demanding that we institute a lawsuit on behalf of Kenexa to assert claims that our directors failed to comply with their fiduciary duties in connection with the Merger (the “Demand Letter”).

Kenexa’s board of directors formed a special committee to review, with independent counsel, the claims in the Demand Letter (the “Committee”). On October, 31, 2012, prior to the Committee making any conclusions regarding the allegations in the Demand Letter, the alleged shareholder filed a derivative action and a purported class action complaint in the Court of Common Pleas of Chester County, Pennsylvania, naming Kenexa, the members of our board of directors, IBM, and Sub as defendants (the “Complaint”). The Complaint essentially repeats the claims in the Demand Letter and generally alleges that, in connection with approving the Merger, our directors breached their fiduciary duties owed to Kenexa, and that IBM knowingly acted in concert with our directors in their breaches of their fiduciary duties. The Complaint seeks, among other things, certification of the case as a class action, an injunction against the consummation of the transaction, a judgment against the defendants for damages, and an award of fees, expenses and costs to plaintiffs and their attorneys.

Since the filing of the Complaint, the Committee concluded its review and investigation of the Demand Letter and also reviewed the Complaint and has adopted a report that concludes that there is no evidence to support the allegations against the board members made by the alleged shareholder in either the Demand Letter or the Complaint and that pursuing the claims would not be in the best interest of the Company or its Shareholders. The Company and the directors intend to vigorously defend the allegations contained in the Complaint.

Item 1A: Risk Factors

            In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed below, as well as those risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. Except as described below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

The announcement and pendency of our agreement to be acquired by IBM could adversely affect our business.

On August 25, 2012, we entered into the Merger Agreement with IBM and Sub, pursuant to which, and subject to the conditions thereof, Sub will merge with and into Kenexa, and Kenexa will become a wholly owned subsidiary of IBM. If the Merger is completed, Kenexa’s stockholders will be entitled to receive $46.00 in cash for each share of Kenexa’s common stock owned by them as of the date of the Merger. The Merger is conditioned upon, among other things, stockholder approval of the transaction, certain regulatory approvals and other customary closing conditions. Although we will continue to operate as a separate entity until the Merger closes, we have made certain representations and warranties related to our business and operations and have agreed to specified covenants in the Merger Agreement, including covenants relating to the conduct of our business between the date of the Merger Agreement and the closing of the Merger, restrictions on solicitation of proposals for alternative transactions, public disclosures and other matters. The announcement and pendency of the Merger, or any significant delay in the consummation of the Merger, could cause disruptions in our business, including affecting our relationship with our customers, vendors and employees, which could have a material adverse effect on our business, financial results and operations.

The failure to complete the Merger could materially adversely affect our business.

There is no assurance that our acquisition by IBM will occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, as set forth in the Merger Agreement, we may be required to pay IBM a termination fee of $52 million, and reimburse IBM for up to $5 million of its expenses (the “Termination Fee”) if the Merger Agreement is terminated under certain circumstances. The payment of a Termination Fee may have a material adverse impact on our financial condition. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community or with customers, potential customers, partners and vendors.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Not applicable.

Item 6:  Exhibits

The following exhibits are filed herewith:

2.1

Agreement and Plan of Merger, dated August 25, 2012, by and among IBM, Sub, a wholly owned subsidiary of IBM, and Kenexa (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed with the SEC on August 27, 2012).

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

November 9, 2012

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